Form 10-Q
period 2011-06-25
DUNKIN' BRANDS GROUP, INC.
filed 2011-08-04
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 25, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 001-35258

DUNKIN’ BRANDS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4145825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Royall Street

Canton, Massachusetts 02021

(Address of principal executive offices) (zip code)

(781) 737-3000

(Registrants’ telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of August 1, 2011, 120,215,187 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.	Financial Information
Item 1.	Financial Statements

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 25, 2011	December 25, 2010
Assets
Current assets:
Cash and cash equivalents	$145,614	134,100
Accounts receivable, net of allowance for doubtful accounts of $4,023 and $5,518 as of June 25, 2011 and December 25, 2010, respectively	41,020	35,239
Notes and other receivables, net of allowance for doubtful accounts of $3,402 and $2,443 as of June 25, 2011 and December 25, 2010, respectively	12,668	44,704
Assets held for sale	1,412	4,328
Deferred income taxes, net	12,613	12,570
Restricted assets of advertising funds	30,431	25,113
Prepaid income taxes	—	7,641
Prepaid expenses and other current assets	21,271	20,682

Total current assets	265,029	284,377
Property and equipment, net of accumulated depreciation of $98,622 and $90,663 as of June 25, 2011 and December 25, 2010, respectively	187,981	193,273
Investments in joint ventures	177,224	169,276
Goodwill	888,678	888,655
Other intangible assets, net	1,521,528	1,535,657
Restricted cash	342	404
Other assets	83,553	75,646

Total assets	$3,124,335	3,147,288

Liabilities, Common Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$14,965	12,500
Capital lease obligations	219	205
Accounts payable	11,510	9,822
Income taxes payable, net	12,126	—
Liabilities of advertising funds	51,734	48,213
Deferred income	25,984	26,221
Other current liabilities	134,803	183,594

Total current liabilities	251,341	280,555

Long-term debt, net	1,845,539	1,847,016
Capital lease obligations	5,047	5,160
Unfavorable operating leases acquired	22,999	24,744
Deferred income	18,892	21,326
Deferred income taxes, net	568,053	586,337
Other long-term liabilities	79,302	75,909

Total long-term liabilities	2,539,832	2,560,492

Commitments and contingencies (note 13)

Common stock, Class L, $0.001 par value; 100,000,000 shares authorized; 22,866,378 and 22,994,523 shares issued and outstanding at June 25, 2011 and December 25, 2010, respectively	881,054	840,582

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 400,000,000 shares authorized; 42,488,910 and 42,939,360 shares issued and outstanding at June 25, 2011 and December 25, 2010, respectively	42	42
Additional paid-in capital	194,628	195,212
Treasury stock, at cost	—	(1,807)
Accumulated deficit	(764,290)	(741,415)
Accumulated other comprehensive income	21,728	13,627

Total stockholders’ equity (deficit)	(547,892)	(534,341)

Total liabilities, common stock, and stockholders’ equity (deficit)	$3,124,335	3,147,288

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
		(As adjusted)		(As adjusted)
Revenues:
Franchise fees and royalty income	$98,139	90,730	184,098	170,895
Rental income	24,143	24,316	46,274	46,432
Sales of ice cream products	25,225	23,908	47,941	41,701
Other revenues	9,465	11,462	17,872	18,800

Total revenues	156,972	150,416	296,185	277,828

Operating costs and expenses:
Occupancy expenses—franchised restaurants	12,917	12,334	25,205	26,490
Cost of ice cream products	18,696	15,927	33,820	28,149
General and administrative expenses, net	54,057	52,618	107,943	103,863
Depreciation and amortization	13,119	15,169	26,327	30,501
Impairment charges	404	1,276	1,057	2,690

Total operating costs and expenses	99,193	97,324	194,352	191,693
Equity in net income of joint ventures	4,015	4,794	4,797	8,436

Operating income	61,794	57,886	106,630	94,571
Other income (expense):
Interest income	150	15	265	86
Interest expense	(28,958)	(27,482)	(62,840)	(55,073)
Loss on debt extinguishment and refinancing transactions	(5,165)	(3,693)	(16,172)	(3,693)
Other gains (losses), net	(64)	(274)	412	(29)

Total other expense	(34,037)	(31,434)	(78,335)	(58,709)

Income before income taxes	27,757	26,452	28,295	35,862
Provision for income taxes	10,595	9,115	12,856	12,587

Net income	$17,162	17,337	15,439	23,275

Earnings (loss) per share:
Class L—basic and diluted	$0.83	1.23	1.68	2.44
Common—basic and diluted	$(0.04)	(0.26)	(0.55)	(0.78)

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 25, 2011	June 26, 2010
		(As adjusted)
Cash flows from operating activities:
Net income	$15,439	23,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,327	30,501
Amortization of deferred financing costs and original issue discount	3,323	3,620
Loss on debt extinguishment and refinancing transactions	16,172	3,693
Impact of unfavorable operating leases acquired	(1,698)	(2,236)
Deferred income taxes	726	(5,644)
Impairment charges	1,057	2,690
Provision for bad debt	625	580
Share-based compensation expense	447	871
Equity in net income of joint ventures	(4,797)	(8,436)
Dividends received from joint ventures	5,237	4,869
Other, net	(1,040)	30
Change in operating assets and liabilities:
Restricted cash	—	11,193
Accounts, notes, and other receivables, net	26,567	17,867
Other current assets	2,880	8,105
Accounts payable	2,450	(1,134)
Other current liabilities	(48,764)	(44,062)
Restricted liabilities of advertising funds, net	(1,801)	2,341
Income taxes payable, net	2,764	8,718
Deferred income	(2,678)	(6,542)
Other, net	(4,741)	(781)

Net cash provided by operating activities	38,495	49,518

Cash flows from investing activities:
Additions to property and equipment	(9,136)	(7,371)
Other, net	913	—

Net cash used in investing activities	(8,223)	(7,371)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	—
Repayment of long-term debt	(254,750)	(100,765)
Proceeds from short-term debt	—	27,501
Proceeds from issuance of common stock	3,213	—
Repurchases of common stock	(286)	(3,114)
Payment of deferred financing and other debt-related costs	(16,951)	—
Change in restricted cash	73	748
Other, net	(92)	(142)

Net cash used in financing activities	(18,793)	(75,772)

Effect of exchange rates on cash and cash equivalents	35	(20)

Increase (decrease) in cash and cash equivalents	11,514	(33,645)
Cash and cash equivalents, beginning of period	134,100	53,210

Cash and cash equivalents, end of period	$145,614	19,565

Supplemental cash flow information:
Cash paid for income taxes	$9,367	9,467
Cash paid for interest	62,053	50,778
Noncash investing activities:
Property and equipment included in accounts payable and accrued expenses	627	1,107
Purchase of leaseholds in exchange for capital lease obligation	—	178

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Unaudited)

(1) Description of Business and Organization

Dunkin’ Brands Group, Inc. (“DBGI”), together with its consolidated subsidiaries, is one of the world’s largest franchisors of restaurants serving coffee and baked goods as well as ice cream within the quick service restaurant segment of the restaurant industry. We develop, franchise, and license a system of both traditional and nontraditional quick service restaurants and, in limited circumstances, own and operate individual locations. Through our Dunkin’ Donuts brand, we develop and franchise restaurants featuring coffee, donuts, bagels, and related products. Through our Baskin-Robbins brand, we develop and franchise restaurants featuring ice cream, frozen beverages, and related products. Additionally, our subsidiaries located in Canada and the United Kingdom manufacture and/or distribute Baskin-Robbins ice cream products to Baskin-Robbins franchisees and licensees in various international markets.

Throughout these financial statements, “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.

(2) Summary of Significant Accounting Policies

(a) Unaudited Financial Statements

The consolidated balance sheet as of June 25, 2011, the consolidated statements of operations for the three and six months ended June 25, 2011 and June 26, 2010, and the consolidated statements of cash flows for the six months ended June 25, 2011 and June 26, 2010 are unaudited.

The accompanying consolidated financial statements include the accounts of DBGI and its consolidated subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with U.S. GAAP have been recorded. Such adjustments consisted only of normal recurring items. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 25, 2010, included in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended with the SEC on July 27, 2011 (the “Prospectus”).

(b) Fiscal Year

The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter. The data periods contained within our three- and six-month periods ended June 25, 2011 and June 26, 2010 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 25, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The data periods contained within our three- and twelve-month periods ending December 31, 2011 will reflect the results of operations for the 14-week and 53-week periods ending on those dates.

(c) Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended.

(d) Fair Value of Financial Instruments

The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $5.6 million and $4.8 million as of June 25, 2011 and December 25, 2010, respectively, approximates fair value.

Financial assets and liabilities are categorized, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs. Observable market data, when available, is required to be used in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Financial assets and liabilities measured at fair value on a recurring basis as of June 25, 2011 are summarized as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Mutual funds	$3,031	—

Total assets	$3,031	—

Liabilities:
Deferred compensation liabilities	$—	7,362

Total liabilities	$—	7,362

The mutual funds and deferred compensation liabilities primarily relate to the Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (“DCP Plan”), which allows for pre-tax salary deferrals for certain qualifying employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds mutual funds, as well as money market funds, to partially offset the Company’s liabilities under the DCP Plan as well as other benefit plans. The changes in the fair value of the mutual funds are derived using quoted prices in active markets for the specific funds. As such, the mutual funds are classified within Level 1, as defined under U.S. GAAP.

The carrying value and fair value of long-term debt as of June 25, 2011 were as follows (in thousands):

	June 25, 2011
	Carrying value	Fair value
Financial liabilities
Term loans	$1,490,855	1,492,759
Senior notes	369,649	377,813

	$1,860,504	1,870,572

The fair values of our term loans and senior notes are estimated based on current bid and offer prices, if available, for the same or similar instruments. Considerable judgment is required to develop these estimates.

(e) Concentration of Credit Risk

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees and royalty income. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. No individual franchisee or master licensee accounts for more than 10% of total revenues or accounts and notes receivable.

(f) Reverse Stock Split

Prior to July 8, 2011, the Company had two classes of common stock designated as Class L and Class A common stock. On July 8, 2011, we effected a 1-for-4.568 reverse split of our Class A common stock and then reclassified our Class A common stock into common stock. As a result of the reverse stock split, we reclassified $148 thousand and $149 thousand as of June 25, 2011 and December 25, 2010, respectively, from common stock, Class A to additional paid-in-capital. The amounts reclassified represent the $0.001 par value per share on the difference between Class A shares outstanding prior to and after the reverse split. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented.

All previously reported per share and common share amounts in the accompanying financial statements and related notes have been restated to reflect the reverse stock split.

(g) Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance to amend the criteria for performing the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This new guidance is effective for the Company beginning in fiscal year 2011. We do not expect the adoption of this guidance to have a material impact on our goodwill assessment or our consolidated financial statements.

In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance is effective for the Company beginning in fiscal year 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

(h) Reclassifications

The Company has revised the presentation of certain captions within the consolidated statements of operations and cash flows to provide a more concise presentation. Additionally, the Company reclassified equity in net income of joint ventures within the consolidated statements of operations from other income (expense) to operating income, as these investments in joint ventures represent our business model for operating our brands in Japan and Korea and are our primary source of income generation from restaurants operating in these markets. Prior period financial statements have been revised to conform to the current period presentation. The revisions to the presentation of the consolidated statements of operations resulted in an increase in operating income and a corresponding increase in other expenses of $4.8 million and $8.4 million for the three and six months ended June 26, 2010, respectively. The revisions had no impact on total revenues, income before income taxes, or net income. The revisions to the consolidated statements of cash flows had no impact on net cash provided by (used in) operating, investing, or financing activities.

(i) Subsequent Events

Subsequent events have been evaluated through the date these consolidated financial statements were filed (see note 15).

(3) Change in Accounting for Contingent Rental Income

In fiscal year 2010, we elected to change our method of accounting for contingent rental income to comply with the guidance prescribed by the SEC. This change in accounting principle has been applied retrospectively to the prior periods presented. The following financial statement line items for the three and six months ended June 26, 2010 were impacted by this accounting change (in thousands):

	Three months ended June 26, 2010		Six months ended June 26, 2010
	As originally reported	As adjusted	As originally reported	As adjusted
Rental income	$23,835	24,316	46,122	46,432
Total revenues	149,935	150,416	277,518	277,828
Operating income	57,405	57,886	94,261	94,571
Income before income taxes	25,971	26,452	35,552	35,862
Provision for income taxes	8,961	9,115	12,493	12,587
Net income	17,010	17,337	23,059	23,275

(4) Earnings per Share

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net income—basic and diluted	$17,162	17,337	15,439	23,275

Allocation of net income (loss) to common stockholders—basic and diluted:
Class L	18,983	27,948	38,314	55,605
Common	(1,821)	(10,611)	(22,875)	(32,330)

Weighted average number of common shares—basic and diluted:
Class L	22,866,486	22,799,463	22,841,801	22,810,282
Common	41,522,343	41,336,488	41,446,342	41,270,793

Earnings (loss) per common share—basic and diluted:
Class L	$0.83	1.23	1.68	2.44
Common	$(0.04)	(0.26)	(0.55)	(0.78)

As the Company had both Class L and common stock outstanding during each of the periods presented and Class L has preference with respect to all distributions, earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock. The numerator in calculating Class L basic and diluted earnings per share is the Class L preference amount accrued during the period presented plus, if positive, a pro rata share of an amount equal to consolidated net income less the Class L preference amount. The Class L preferential distribution amounts accrued were $19.0 million and $27.9 million during the three months ended June 25, 2011 and June 26, 2010, respectively, and $38.3 million and $55.6 million during the six months ended June 25, 2011 and June 26, 2010, respectively. The decline in the Class L preferential distribution amount from the prior year resulted from the dividend paid to holders of Class L common stock on December 3, 2010.

The weighted average number of common shares in the common diluted earnings per share calculation excludes all restricted stock and stock options outstanding during the respective periods, as they would be antidilutive. As of June 25, 2011, there were 964,906 unvested common restricted stock awards and 5,454,236 options to purchase common stock outstanding that may be dilutive in the future. Of those amounts, there were 946,517 common restricted stock awards and 3,562,828 options to purchase common stock that were performance-based and for which the performance criteria have not yet been met. There were no Class L common stock equivalents outstanding during the three or six months ended June 25, 2011 or June 26, 2010.

(5) Franchise Fees and Royalty Income

Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Royalty income	$91,313	86,149	170,668	161,296
Initial franchise fees, including renewal income	6,826	4,581	13,430	9,599

Total franchise fees and royalty income	$98,139	90,730	184,098	170,895

The changes in franchised and company-owned points of distribution were as follows:

	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Systemwide Points of Distribution
Franchised points of distribution—beginning of period	16,270	15,491	16,166	15,377
Franchises opened	314	479	594	802
Franchises closed	(174)	(151)	(361)	(360)
Net transfers (to) from company-owned points of distribution	—	(20)	11	(20)

Franchised points of distribution in operation—end of period	16,410	15,799	16,410	15,799
Company-owned points of distribution—end of period	17	34	17	34

Total systemwide points of distribution—end of period	16,427	15,833	16,427	15,833

(6) Goodwill and Other Intangible Assets

The changes in the gross carrying amount of goodwill from December 25, 2010 to June 25, 2011 are due to the impact of foreign currency fluctuations.

Other intangible assets at June 25, 2011 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$383,942	(109,065)	274,877
Favorable operating leases acquired	13	89,183	(36,422)	52,761
License rights	10	6,230	(3,310)	2,920

Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970

		$1,670,325	(148,797)	1,521,528

Other intangible assets at December 25, 2010 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite lived intangibles:
Franchise rights	20	$385,309	(100,296)	285,013
Favorable operating leases acquired	13	90,406	(33,965)	56,441
License rights	10	6,230	(2,997)	3,233

Indefinite lived intangible:
Trade names	N/A	1,190,970	—	1,190,970

		$1,672,915	(137,258)	1,535,657

The changes in the gross carrying amount of other intangible assets from December 25, 2010 to June 25, 2011 are due to the impact of foreign currency fluctuations and the impairment of favorable operating leases acquired resulting from lease terminations. Impairment of favorable operating leases acquired totaled $206 thousand and $858 thousand for the three months ended June 25, 2011 and June 26, 2010, respectively, and $217 thousand and $1.6 million for the six months ended June 25, 2011 and June 26, 2010, respectively, and is included within impairment charges in the consolidated statements of operations.

Total estimated amortization expense for fiscal years 2011 through 2015 is presented below (in thousands). The amount reflected below for fiscal year 2011 includes year-to-date amortization.

Fiscal year:
2011	$27,974
2012	26,881
2013	26,318
2014	25,788
2015	25,432

The impact of our unfavorable leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Increase in rental income	$448	629	822	1,090
Decrease in rental expense	398	636	876	1,146

Total increase in operating income	$846	1,265	1,698	2,236

(7) Debt

On February 18, 2011, the Company completed a re-pricing of its term loans under the senior credit facility, as well as increased the size of the term loans from $1.25 billion to $1.40 billion. The incremental proceeds of the term loans were used to repay $150.0 million of the Company’s senior notes.

As a result of the re-pricing of the term loans, the Company recorded a loss on debt extinguishment and refinancing transaction of $4.4 million, which includes a debt extinguishment of $465 thousand related to the write-off of original issuance discount and deferred financing costs, and $3.9 million of costs related to the refinancing, including a prepayment premium paid to creditors and fees paid to third parties. In conjunction with the repayment of senior notes, the Company recorded a loss on debt extinguishment of $6.6 million, which includes the write-off of original issuance discount and deferred financing costs totaling $5.8 million, as well as a prepayment premium and third-party costs of $758 thousand.

On May 24, 2011, the Company increased the size of the term loans from $1.40 billion to $1.50 billion. The incremental proceeds of the term loans were used to repay $100.0 million of the Company’s senior notes.

As a result of the additional borrowings under the term loans, the Company recorded a loss on debt extinguishment and refinancing transaction of $859 thousand, which consisted primarily of fees paid to third parties. In conjunction with the repayment of senior notes, the Company recorded a loss on debt extinguishment of $4.3 million, which includes the write-off of original issuance discount and deferred financing costs totaling $3.8 million, as well as a prepayment premium of $500 thousand.

As of June 25, 2011, borrowings under the senior credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate (c) the LIBOR rate plus 1%, and (d) 2.25% in the case of term loans or 2.50% in the case of swing line or revolving credit loans or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.25% in the case of term loans or 1.50% in the case of revolving credit loans. The applicable margin under the term loan facility is 2.00% for loans based upon the base rate and 3.00% for loans based upon the LIBOR rate. The applicable margin under the revolving credit facility ranges from 2.75% to 3.25% for loans based upon the base rate and ranges from 3.75% to 4.25% for loans based upon the LIBOR rate, in each case based upon on specified leverage ratios. In May 2011, the Company amended the senior credit facility such that upon the consummation of an initial public offering, (a) the applicable margin under the revolving credit facility will be reduced to match the term loans, which is 2.00% for loans based upon the base rate, and 3.00% for loans based upon the LIBOR rate, (b) the minimum base rate under the revolving credit facility will be reduced from 2.50% to 2.25%, to match the term loan facility, and (c) the minimum LIBOR rate under the revolving credit facility will be reduced from 1.50% to 1.25%, to match the term loan facility. In addition, following the consummation of an initial public offering, if the leverage ratio as of the end of any fiscal quarter is less than or equal to 5.10 to 1.00, the minimum base rate and minimum LIBOR rate for borrowings under the term loan facility and revolving credit facility will be permanently reduced by 0.25% to 2.00% in the case of base rate loans and 1.00% in the case of LIBOR rate loans.

In connection with the amendment of the senior credit facility, the Company is required to pay an arranging and re-pricing fee of $3.0 million upon consummation of an initial public offering. This fee was paid on August 1, 2011 and will be recorded in loss on debt extinguishment and refinancing transactions in the statement of operations in the quarter ended September 24, 2011.

Repayments are required to be made on term loan borrowings equal to $15.0 million per calendar year, payable in quarterly installments through September 2017.

As a result of completing an initial public offering, on August 1, 2011, the Company deposited funds with the trustee governing the senior notes to repay the full remaining principal balance on the senior notes (see note 15).

(8) Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 25, 2011	December 25, 2010
Gift card/certificate liability	$81,772	123,078
Accrued salary and benefits	18,196	21,307
Accrued professional and legal costs	8,627	9,839
Accrued interest	3,044	6,129
Other	23,164	23,241

Total other current liabilities	$134,803	183,594

(9) Comprehensive Income

Comprehensive income for the three and six months ended June 25, 2011 and June 26, 2010 consisted of the following (in thousands):

	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Net income	$17,162	17,337	15,439	23,275
Effect of foreign currency translation	3,019	(1,615)	8,052	533
Other	125	115	49	(34)

Total comprehensive income	$20,306	15,837	23,540	23,774

The components of accumulated other comprehensive income were as follows (in thousands):

	June 25, 2011	December 25, 2010
Effect of foreign currency translation	$22,402	14,350
Other	(674)	(723)

Total accumulated other comprehensive income	$21,728	13,627

(10) Segment Information

The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income, franchise fees, and rental income. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement. Baskin-Robbins International primarily derives its revenues from the manufacturing and sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer, the chief financial officer, and brand officers. Senior management primarily evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, foreign currency gains and losses, other gains, and unallocated corporate charges referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.

Subsequent to December 25, 2010 and as part of fiscal year 2011 management reporting, intersegment royalties and rental income earned from company-owned restaurants are now eliminated from Dunkin’ Donuts U.S. segment revenues. Revenues for all periods presented in the tables below have been restated to reflect these changes.

Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include retail sales for company-owned restaurants, as well as revenue earned through arrangements with third parties in which our brand names are used and revenue generated from online training programs for franchisees that are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
		(As adjusted)		(As adjusted)
Dunkin’ Donuts U.S.	$107,383	100,972	203,607	192,151
Dunkin’ Donuts International	3,830	3,264	7,700	6,585
Baskin-Robbins U.S.	12,364	13,127	21,409	22,159
Baskin-Robbins International	27,397	25,369	52,059	44,412

Total reportable segment revenues	150,974	142,732	284,775	265,307
Other	5,998	7,684	11,410	12,521

Total revenues	$156,972	150,416	296,185	277,828

For purposes of evaluating segment profit, Dunkin’ Donuts U.S. includes the net operating income earned from company-owned restaurants. Expenses included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
		(As adjusted)		(As adjusted)
Dunkin’ Donuts U.S.	$82,605	77,670	153,313	141,233
Dunkin’ Donuts International	3,150	3,536	6,330	7,248
Baskin-Robbins U.S.	6,927	9,402	11,226	14,626
Baskin-Robbins International	10,453	12,441	18,616	20,968

Total reportable segment profit	103,135	103,049	189,485	184,075
Corporate and other	(27,818)	(28,718)	(55,471)	(56,313)
Interest expense, net	(28,808)	(27,467)	(62,575)	(54,987)
Depreciation and amortization	(13,119)	(15,169)	(26,327)	(30,501)
Impairment charges	(404)	(1,276)	(1,057)	(2,690)
Loss on debt extinguishment and refinancing transactions	(5,165)	(3,693)	(16,172)	(3,693)
Other gains, net	(64)	(274)	412	(29)

Income before income taxes	$27,757	26,452	28,295	35,862

Equity in net income of joint ventures is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Equity in net income of joint ventures by reportable segment was as follows (in thousands):

	Equity in net income of joint ventures
	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010

Dunkin’ Donuts International	$505	1,288	893	2,424
Baskin-Robbins International	3,510	3,506	3,904	6,012

Total equity in net income of joint ventures	$4,015	4,794	4,797	8,436

(11) Stockholders’ Equity

(a) Class L Common Stock

During the periods presented in this quarterly report, our charter authorizes the Company to issue two classes of common stock, Class L and common. The rights of the holders of common and Class L shares are identical, except with respect to priority in the event of a distribution, as defined. The Class L common stock is entitled to a preference with respect to all distributions by the Company until the holders of Class L common stock have received an amount equal to the Class L base amount of approximately forty-one dollars and seventy-five cents per share, plus an amount sufficient to generate an internal rate of return of 9% per annum on the Class L base amount, compounded quarterly. Thereafter, the common and Class L stock share ratably in all distributions by the Company. In the event of a change of control or an initial public offering of the Company, each share of Class L common stock is convertible into a number of shares of common stock based on the fair market value of a common share at such time. Class L common stock is classified outside of permanent equity in the consolidated balance sheets at its preferential distribution amount, as the Class L stockholders control the timing and amount of distributions. The Class L preferred return of 9% per annum, compounded quarterly, is added to the Class L preferential distribution amount each period and recorded as an increase to accumulated deficit. Dividends paid on the Class L common stock reduce the Class L preferential distribution amount.

The change in Class L common stock during the six months ended June 25, 2011 resulted from the following (in thousands):

	Six months ended June 25, 2011
	Shares	Amount
Common stock, Class L, as of December 25, 2010	22,995	$840,582
Issuance of Class L common stock	65	2,271
Repurchases of Class L common stock	—	(113)
Retirement of treasury stock	(194)	—
Accretion of Class L preferred return	—	38,314

Common stock, Class L, as of June 25, 2011	22,866	881,054

The increase in the accumulated deficit for the six months ended June 25, 2011 resulted from the accretion of the Class L preferred return, offset by net income for the period.

(b) Treasury Stock

During the six months ended June 25, 2011, the Company repurchased a total of 17,189 shares of common stock and 3,266 shares of Class L common stock that was originally sold and/or granted to former employees of the Company. The Company accounts for treasury stock under the cost method, and as such recorded $286 thousand in treasury stock during the six months ended June 25, 2011 based on the cost of the shares on the respective dates of repurchase. On April 26, 2011, the Company retired all of its treasury stock, resulting in a $2.0 million reduction in common treasury stock and additional paid-in-capital.

(c) Equity Incentive Plans

The Company’s 2006 Executive Incentive Plan, as amended, (the “2006 Plan”) provides for the grant of stock-based and other incentive awards. A maximum of 12,191,145 shares of common stock may be delivered in satisfaction of awards under the 2006 Plan, of which a maximum of 5,012,966 shares may be awarded as nonvested (restricted) shares and a maximum of 7,178,179 may be delivered in satisfaction of stock options.

During the six months ended June 25, 2011, the Company granted the following stock-based awards:

Grant Date	Type of award	Number of awards granted	Option exercise price	Fair value of underlying common stock
3/9/2011	Executive options	637,040	$7.31	$7.31
3/9/2011	Nonexecutive options	21,891	$7.31	$7.31

The executive stock options vest in two separate tranches, which have been designated as Tranche 4 and Tranche 5. Tranche 4 options vest in equal annual amounts over a five-year period subsequent to the grant date. Tranche 5 options vest based on continued service over a five-year period and achievement of specified investor returns upon a sale, distribution, or dividend. Both Tranche 4 and Tranche 5 options provide for partial accelerated vesting upon change in control. The nonexecutive stock options vest in equal annual amounts over a five-year period subsequent to the grant date, and also fully vest upon a change of control. The maximum contractual term of both executive and nonexecutive options is ten years.

The Company estimated the fair value of the Tranche 4 options and the nonexecutive options on the date of grant using the Black-Scholes option pricing model. The fair value of the Tranche 5 options was estimated on the date of grant using a combination of lattice models and Monte Carlo simulations. The estimated fair value of awards granted is based upon certain assumptions, including probability of achievement of performance and market conditions for certain awards, stock price, expected term, expected volatility, dividend yield, and a risk-free interest rate. The fair value of the Class A common stock underlying the options granted was determined based on a contemporaneous valuation performed by an independent third-party valuation specialist in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Total compensation expense related to all share-based awards was $206 thousand and $259 thousand for the three months ended June 25, 2011 and June 26, 2010, respectively, and $447 thousand and $871 thousand for the six months ended June 25, 2011 and June 26, 2010, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.

(12) Income Taxes

During the first quarter of fiscal year 2011, the Company recognized deferred tax expense of $1.9 million due to enacted changes in future state income tax rates. This change in enacted tax rates affects the tax rate expected to be in effect in future periods when the deferred tax assets and liabilities reverse.

The federal income tax returns of the Company for fiscal years 2006, 2007 and 2008 are currently under audit by the Internal Revenue Service (“IRS”), and the IRS has proposed adjustments for fiscal years 2006 and 2007 to increase our taxable income as it relates to our gift card program, specifically to record taxable income upon the activation of gift cards. We have filed a protest to the IRS’ proposed adjustments, and we believe we have alternative grounds to appeal or settle on should this position be denied. If the IRS were to prevail in this matter the proposed adjustments would result in additional taxable income of approximately $58.9 million for fiscal years 2006 and 2007 and approximately $26.5 million of additional federal and state taxes and interest owed, net of federal and state benefits. If the IRS prevails, a cash payment would be required and the additional taxable income would represent temporary differences that will be deductible in future years. Therefore, the potential tax expense attributable to the IRS adjustments for 2006 and 2007 would be limited to $2.6 million, consisting of federal and state interest, net of federal and state benefits. In addition, if the IRS were to prevail in respect of fiscal years 2006 and 2007 it is likely to make similar claims for years subsequent to fiscal 2007 and the potential additional federal and state taxes and interest owed, net of federal and state benefits, for fiscal years 2008, 2009 and 2010, computed on a similar basis to the IRS method used for fiscal years 2006 and 2007, and factoring in the timing of our gift card uses and activations, would be approximately $19.4 million. The corresponding potential tax expense impact attributable to these later fiscal years, 2008 through 2010, would be approximately $0.5 million. While we believe that the Company has properly reported taxable income and paid taxes in accordance with applicable laws and that the proposed adjustments are inconsistent with our franchisor model and the structure of our gift card program, no assurance can be made that we will prevail in the final resolution of this matter. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interest, thereby negatively and adversely impacting our financial condition, results of operations, or cash flows.

(13) Commitments and Contingencies

(a) Lease Commitments

The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under non-cancelable operating and capital lease arrangements.

(b) Guarantees

The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately five to ten years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $7.4 million at June 25, 2011. At June 25, 2011, there were no amounts under such guarantees that were due. The fair value of the guarantee liability and corresponding asset recorded on the consolidated balance sheets was $915 thousand and $1.2 million, respectively, at June 25, 2011 and $1.0 million and $1.5 million, respectively, at December 25, 2010. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of June 25, 2011 and December 25, 2010, the Company had recorded reserves for such guarantees of $377 thousand and $1.2 million, respectively.

The Company has entered into a third-party guarantee with a distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product over a ten-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of June 25, 2011, the Company was contingently liable for $8.2 million, under this guarantee. Based on current internal forecasts, the Company believes the franchisees will achieve the required volume of purchases, and therefore, the Company would not be required to make payments under this agreement. Additionally, the Company has various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. Based on prior history and the Company’s ability to extend contract terms, we have not recorded any liabilities related to these commitments. As of June 25, 2011, we were contingently liable under such supply chain agreements for approximately $29.5 million.

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of June 25, 2011, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $10.4 million. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.

(c) Letters of Credit

At June 25, 2011, the Company had standby letters of credit outstanding for a total of $11.1 million. There were no amounts drawn down on these letters of credit.

(d) Legal Matters

The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At June 25, 2011 and December 25, 2010, contingent liabilities totaling $4.3 million and $4.2 million, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with these matters could increase by up to an additional $8.0 million based on the outcome of ongoing litigation or negotiations.

(14) Related-Party Transactions

(a) Advertising Funds

At June 25, 2011 and December 25, 2010, the Company had a net payable of $21.3 million and $23.1 million, respectively, to the various advertising funds.

To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, which amounted to $1.5 million and $1.4 million for the three months ended June 25, 2011 and June 26, 2010, respectively, and $3.0 million and $2.8 million for the six months ended June 25, 2011 and June 26, 2010, respectively. Such management fees are reflected in the consolidated statements of operations as a reduction in general and administrative expenses, net.

(b) Sponsors

DBGI is majority-owned by investment funds controlled by Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”). Prior to the closing of the Company’s initial public offering on August 1, 2011, the Company was charged an annual management fee by the Sponsors of $1.0 million per Sponsor, payable in quarterly installments. The Company recognized $750 thousand of expense related to Sponsor management fees during the three months ended June 25, 2011 and June 26, 2010, and $1.5 million during the six months ended June 25, 2011 and June 26, 2010, which is included in general and administrative expenses, net in the consolidated statements of operations. At December 25, 2010, the Company had $500 thousand of prepaid management fees to the Sponsors, which were recorded in prepaid expenses and other current assets in the consolidated balance sheets. No management fees had been prepaid to the Sponsors as of June 25, 2011. Due to the completion of the initial public offering in August 2011, we expect to incur an incremental expense of approximately $14.2 million within general and administrative expenses, net, in the consolidated statement of operations during the three months ended September 24, 2011 related to the termination of the Sponsor management agreement.

At June 25, 2011 and December 25, 2010, certain affiliates of the Sponsors held $65.6 million and $70.6 million, respectively, of term loans, net of original issue discount, issued under the Company’s senior credit facility. The terms of these loans are identical to all other term loans issued to lenders in the senior credit facility.

Our Sponsors have a controlling interest in our Company as well as several other entities. The existence of such common ownership and management control within business and other transactions could result in differences within our operating results or financial position than if the entities were autonomous. The Company made payments to entities under common control totaling approximately $538 thousand and $384 thousand during the three months ended June 25, 2011 and June 26, 2010, respectively, and $603 thousand and $512 thousand during the six months ended June 25, 2011 and June 26, 2010, respectively, primarily for the purchase of training services and leasing of restaurant space. At June 25, 2011, the Company had a net credit to be applied to future invoices totaling $77 thousand from these entities. At December 25, 2010, the company owed these entities $48 thousand which was recorded in accounts payable and other current liabilities in the consolidated balance sheet.

In March 2006, we entered into an investor agreement with the Sponsors and also entered into a registration rights and coordination agreement with certain shareholders, including the Sponsors. Pursuant to these agreements, subject to certain exceptions and conditions, our Sponsors may require us to register their shares of common stock under the Securities Act, and they will have the right to participate in certain future registrations of securities by us. These agreements were amended and restated in connection with our initial public offering.

(c) Joint Ventures

The Company received royalties from its joint ventures as follows (in thousands):

	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
B-R 31 Ice Cream Co., Ltd (BR Japan)	$753	570	1,101	875
Baskin-Robbins Co., Ltd Korea (BR Korea)	785	592	1,654	1,432

	$1,538	1,162	2,755	2,307

At June 25, 2011 and December 25, 2010, the Company had $1.2 million and $962 thousand, respectively, of royalties receivable from its joint ventures which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.

The Company made payments to its joint ventures totaling approximately $352 thousand and $287 thousand during the three months ended June 25, 2011 and June 26, 2010, respectively, and $460 thousand and $742 thousand during the six months ended June 25, 2011 and June 26, 2010, respectively, primarily for the purchase of ice cream products and incentive payments.

(d) Board of Directors

Certain family members of our board of directors hold an ownership interest in an entity that owns and operates Dunkin’ Donuts restaurants and holds the right to develop additional restaurants under store development agreements. During the three and six months ended June 25, 2011, the Company received $157 thousand in royalty, rental, and other payments from this entity. No amounts were received during the three or six months ended June 26, 2010.

(15) Subsequent Event

On August 1, 2011, the Company completed an initial public offering in which the Company sold 22,250,000 shares of common stock at an initial public offering price of $19 per share, less underwriter discounts and commissions, resulting in net proceeds to the Company of approximately $390.0 million after deducting underwriter discounts and commissions and expenses paid or payable by the Company. Additionally, the underwriters exercised in full their option to purchase 3,337,500 additional shares, which were sold by existing stockholders. The Company used a portion of the net proceeds from the initial public offering to repay the remaining $375.0 million outstanding under the senior notes, and will use any remaining net proceeds for working capital and general corporate purposes.

Immediately prior to the initial public offering, each outstanding share of Class L common stock converted into approximately 0.2189 of a share of common stock plus 2.2149 shares of common stock, which was determined by dividing the Class L preference amount, $38.8274, by the initial public offering price net of the estimated underwriting discount and a pro rata portion, based upon the number of shares sold in the offering, of the estimated offering-related expenses. As such, the 22,866,379 shares of Class L common stock that were outstanding as of June 25, 2011 and at the time of the offering converted into 55,652,782 shares of common stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These risk and uncertainties include, but are not limited to: the ongoing level of profitability of franchisees and licensees; changes in working relationship with our franchisees and licensees and the actions of our franchisees and licensees; our master franchisees’ relationships with sub-franchisees; the strength of our brand in the markets in which we compete; changes in competition within the quick service restaurant segment of the food industry; changes in consumer behavior resulting from changes in technologies or alternative methods of delivery; economic and political conditions in the countries where we operate; our substantial indebtedness; our ability to protect our intellectual property rights; consumer preferences, spending patterns and demographic trends; the success of our growth strategy and international development; changes in commodity and food prices, particularly coffee, dairy products and sugar, and the other operating costs; shortages of coffee; failure of our network and information technology systems; interruptions or shortages in the supply of products to our franchisees and licensees; inability to recover our capital costs; changes in political, legal, economic or other factors in international markets; termination of a master franchise agreement or contracts with the U.S. military; currency exchange rates; the impact of food borne-illness or food safety issues or adverse public or medial opinions regarding the health effects of consuming our products; our ability to collect royalty payments from our franchisees and licensees; uncertainties relating to litigation; changes in regulatory requirements to our and our franchisees and licensees ability to comply with current or future regulatory requirements; review and audit of certain of our tax returns; the ability of our franchisees and licensees to open new restaurants and keep existing restaurants in operation; our ability to retain key personnel; any inability to protect consumer credit card data and catastrophic events.

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our Prospectus. Except as required by applicable law, we do not undertake to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction and Overview

We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 16,000 points of distribution in 56 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of June 25, 2011, Dunkin’ Donuts had 9,867 global points of distribution with restaurants in 36 U.S. states and the District of Columbia and in 31 foreign countries. Baskin-Robbins had 6,560 global points of distribution as of the same date, with restaurants in 45 U.S. states and the District of Columbia and in 46 foreign countries.

We are organized into four reporting segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We generate revenue from four primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) rental income from restaurant properties that we lease or sublease to franchisees, (iii) sales of ice cream products to franchisees in certain international markets, and (iv) other income including fees for the licensing of our brands for products sold in non-franchised outlets, the licensing of the right to manufacture Baskin-Robbins ice cream sold to U.S. franchisees, refranchising gains, transfer fees from franchisees, revenue from our company-owned restaurants, and online training fees.

Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 17 company-owned restaurants as of June 25, 2011, we are less affected by store-level costs and profitability and fluctuations in commodity costs than other QSR operators.

Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the six months ended June 25, 2011, franchisee contributions to the U.S. advertising funds were $147.8 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter (or 14-week fourth quarter, when applicable) basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday of the fourth quarter, when applicable). The data periods contained within the three- and six-month periods ended June 25, 2011 and June 26, 2010 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 25, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The data periods contained within our three- and twelve-month periods ending December 31, 2011 will reflect the results of operations for the 14-week and 53-week periods ending on those dates.

Selected Operating and Financial Highlights

	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(In thousands, except percentages)
Systemwide sales growth	6.9%	6.4%	6.2%	5.9%
Comparable store sales growth (U.S. only):
Dunkin’ Donuts U.S.	3.8%	1.9%	3.4%	0.7%
Baskin-Robbins U.S.	(2.8)%	(5.1)%	(1.7)%	(6.3)%
Total revenues	$156,972	$150,416	$296,185	$277,828
Operating income	61,794	57,886	106,630	94,571
Net income	17,162	17,337	15,439	23,275

Our financial results are largely driven by changes in systemwide sales, which include sales by all points of distribution, whether owned by Dunkin’ Brands or by its franchisees and licensees. While we do not record sales by franchisees or licensees as revenue, we believe that this information is important in obtaining an understanding of our financial performance. We believe systemwide sales information aids in understanding how we derive royalty revenue, assists readers in evaluating our performance relative to competitors, and indicates the strength of our franchised brands. Comparable store sales growth represents the growth in average weekly sales for restaurants that have been open at least 54 weeks that have reported sales in the current and comparable prior year week.

Overall growth in systemwide sales of 6.9% and 6.2% for the three and six months ended June 25, 2011, respectively, resulted from the following:

•

Dunkin’ Donuts U.S. systemwide sales growth of 6.0% and 5.7% for the three and six months ended June 25, 2011, respectively, as the result of 197 net new restaurants opened since June 26, 2010 and comparable store sales growth of 3.8% and 3.4%, respectively, driven mainly by increased average ticket. The increase in average ticket was driven by three factors: shift in product mix towards iced beverages and premium breakfast sandwiches, increase in units per transaction, and lastly, an increase in pricing;

•

Baskin-Robbins International systemwide sales growth of 15.3% and 11.0% for the three and six months ended June 25, 2011, respectively, as a result of increased sales in South Korea and Japan, which resulted primarily from favorable foreign exchange, as well as increased sales in Saudi Arabia and Australia;

•

Dunkin’ Donuts International systemwide sales growth of 10.3% and 10.2% for the three and six months ended June 25, 2011, respectively, which was driven by strong sales and favorable foreign exchange in South Korea, as well as increased sales in Southeast Asia, Russia, the Middle East, and Colombia; and

•

Baskin-Robbins U.S. systemwide sales declines of 5.1% and 3.0% for the three and six months ended June 25, 2011, respectively, resulting from comparable store sales declines of 2.8% and 1.7%, respectively, as well as a slightly reduced restaurant base.

The increase in total revenues of approximately $6.6 million, or 4.4%, for the three months ended June 25, 2011 as compared to the comparable period of 2010 primarily resulted from increased franchise fees and royalty income of $7.4 million and sales of ice cream products of $1.3 million, which were primarily driven by the overall increase in systemwide sales, offset by a $2.0 million decline in other revenues resulting from fewer company-owned stores. The increase in total revenues of approximately $18.4 million, or 6.6%, for the six months ended June 25, 2011 as compared to the comparable period of 2010 primarily resulted from increased franchise fees and royalty income of $13.2 million and sales of ice cream products of $6.2 million, both of which were driven by the overall increase in systemwide sales.

Operating income increased $3.9 million, or 6.8%, for the three months ended June 25, 2011, driven by a $7.4 million increase in franchise fees and royalty income and a $2.1 million decline in depreciation and amortization. These increases in operating income for the three months ended June 25, 2011 were offset by a $2.0 million decline in other revenues resulting from fewer company-owned stores, a $1.5 million decline in net margin on sales of ice cream products, and a $1.4 million increase in general and administrative expenses. Operating income increased $12.1 million, or 12.8%, for the six months ended June 25, 2011, driven by a $13.2 million increase in franchise fees and royalty income, a $4.2 million decline in depreciation and amortization, and a $1.6 million decline in impairment charges. These increases in operating income for the six months ended June 25, 2011 were offset by a $4.1 million increase in general and administrative expenses and a $3.6 million decline in equity in net income of joint ventures.

Net income remained flat for the three months ended June 25, 2011 as compared to the prior year comparable quarter. An increase in operating income of $3.9 million and a decline of $1.5 million in tax expense were offset by incremental interest expense of $1.5 million resulting from additional long-term debt obtained since the prior year and an increase in loss on debt extinguishment and refinancing transaction resulting from additional term loan borrowings and related repayment of senior notes. Net income declined $7.8 million, or 33.7%, for the six months ended June 25, 2011, primarily driven by increased losses on debt extinguishment and refinancing transactions of $12.5 million resulting from term loan borrowings and related repayments of senior notes. The increased losses on debt extinguishment and refinancing combined with a $7.8 million increase in interest expense resulting from additional long-term debt obtained since the prior year were offset by an increase in operating income of $12.1 million.

Results of operations

Consolidated results of operations

	Three months ended				Six months ended
	June 25,	June 26,	Increase (Decrease)		June 25,	June 26,	Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Franchise fees and royalty income	$98,139	90,730	7,409	8.2%	$184,098	170,895	13,203	7.7%
Rental income	24,143	24,316	(173)	(0.7)%	46,274	46,432	(158)	(0.3)%
Sales of ice cream products	25,225	23,908	1,317	5.5%	47,941	41,701	6,240	15.0%
Other revenues	9,465	11,462	(1,997)	(17.4)%	17,872	18,800	(928)	(4.9)%

Total revenues	$156,972	150,416	6,556	4.4%	$296,185	277,828	18,357	6.6%

Total revenues for the three months ended June 25, 2011 increased $6.6 million, or 4.4%, driven by an increase in royalty income of $5.2 million, or 6.0%, mainly as a result of Dunkin’ Donuts U.S. systemwide sales growth, and a $2.0 million increase in franchise renewal income. Sales of ice cream products also contributed to the increase in total revenues, which were primarily driven by strong sales in Australia and Southeast Asia, as well as a December 2010 price increase that was implemented to offset higher commodity costs. A decline in other revenues of $2.0 million partially offset these revenue increases, which was primarily driven by a decline in sales at company-owned restaurants due to the resale of restaurants to franchisees.

Total revenues for the six months ended June 25, 2011 increased $18.4 million, or 6.6%, driven by an increase in royalty income of $9.4 million, or 5.8%, mainly as a result of Dunkin’ Donuts U.S. systemwide sales growth, and a $3.1 million increase in franchise renewal income. Sales of ice cream products also increased $6.2 million, primarily driven by strong sales in the Middle East and Australia, as well as the price increase noted above.

	Three months ended				Six months ended
	June 25,	June 26,	Increase (Decrease)		June 25,	June 26,	Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Occupancy expenses-franchised restaurants	$12,917	12,334	583	4.7%	$25,205	26,490	(1,285)	(4.9)%
Cost of ice cream products	18,696	15,927	2,769	17.4%	33,820	28,149	5,671	20.1%
General and administrative expenses, net	54,057	52,618	1,439	2.7%	107,943	103,863	4,080	3.9%
Depreciation and amortization	13,119	15,169	(2,050)	(13.5)%	26,327	30,501	(4,174)	(13.7)%
Impairment charges	404	1,276	(872)	(68.3)%	1,057	2,690	(1,633)	(60.7)%

Total operating costs and expenses	$99,193	97,324	1,869	1.9%	194,352	191,693	2,659	1.4%

Equity in net income of joint ventures	4,015	4,794	(779)	(16.2)%	4,797	8,436	(3,639)	(43.1)%
Operating income	$61,794	$57,886	3,908	6.8%	$106,630	$94,571	12,059	12.8%

Occupancy expenses for franchised restaurants remained flat for the three months ended June 25, 2011, but decreased $1.3 million for the six months ended June 25, 2011 primarily as a result of lease reserves recorded in the prior year, as well as a decline in the number of leased properties.

Cost of ice cream products for the three and six months ended June 25, 2011 increased 17.4% and 20.1%, respectively, as compared to increases in sales of ice cream products of 5.5% and 15.0%, respectively. The higher percentage increases in cost of ice cream products were primarily the result of unfavorable commodity prices and foreign exchange, slightly offset by increases in selling price.

The increase in general and administrative expenses of $1.4 million for the three months ended June 25, 2011 was driven by a $4.6 million increase in personnel costs related to investment in our Dunkin’ Donuts U.S. contiguous growth strategy and higher projected incentive compensation payouts. Offsetting this increase was a $2.3 million decline in professional fees and legal costs driven by reduced information technology enhancement expenses and legal settlement reserves, as well as a $2.1 million decline in cost of sales for company-owned restaurants due to the resale of restaurants to franchisees.

The increase in general and administrative expenses of $4.1 million for the six months ended June 25, 2011 was driven by a $6.9 million increase in personnel costs related to investment in our Dunkin’ Donuts U.S. contiguous growth strategy, and higher projected incentive compensation payouts. Offsetting this increase was a $2.1 million decline in cost of sales for company-owned restaurants due to the resale of restaurants to franchisees. Due to the completion of an initial public offering in August 2011, we expect to incur an incremental expense of approximately $14.2 million within general and administrative expenses, net, during the three months ended September 24, 2011 related to the termination of the Sponsor management agreement. Additionally, the Company expects to record additional share-based compensation expense within general and administrative expenses of approximately $3 million upon completion of the initial public offering, related to approximately 0.8 million restricted shares granted to employees that were not eligible to vest until completion of an initial public offering or change of control (performance condition).

Depreciation and amortization for the three and six months ended June 25, 2011 declined $2.1 million and $4.2 million, respectively. These decreases resulted primarily from a license right intangible asset becoming fully amortized, as well as terminations of lease agreements in the normal course of business resulting in the write-off of favorable lease intangible assets, which thereby reduced future amortization. Additionally, depreciation expense declined due to assets becoming fully depreciated and the write-off of leasehold improvements upon terminations of lease agreements.

The decreases in impairment charges for the three and six months ended June 25, 2011 resulted primarily from the timing of lease terminations in the ordinary course, which result in the write-off of favorable lease intangible assets and leasehold improvements.

Equity in net income of joint ventures decreased $0.8 million and $3.6 million for the three and six months ended June 25, 2011, respectively, driven by higher expenses for our South Korea joint venture. Additionally, joint venture income from Japan for the six months ended June 25, 2011 was negatively impacted by the March 2011 earthquake and tsunami.

	Three months ended				Six months ended
	June 25,	June 26,	Increase (Decrease)		June 25,	June 26,	Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Interest expense, net	$(28,808)	(27,467)	(1,341)	4.9%	$(62,575)	(54,987)	(7,588)	13.8%
Loss on debt extinguishment	(5,165)	(3,693)	(1,472)	39.9%	(16,172)	(3,693)	(12,479)	337.9%
Other gains (losses), net	(64)	(274)	210	(76.6)%	412	(29)	441	(1,520.7)%

Total other expense	$(34,037)	(31,434)	(2,603)	8.3%	$(78,335)	(58,709)	(19,626)	33.4%

The increase in net interest expense for the three and six months ended June 25, 2011 resulted primarily from incremental interest expense related to an increase in the weighted average long-term debt outstanding of approximately $479 million, offset by a reduction in the average cost of borrowing.

The loss on debt extinguishment and refinancing for the three and six months ended June 25, 2011 resulted from the term loan re-pricing and upsize transactions completed in the first and second quarters of 2011. As the re-pricing transactions included the repayment of a portion of the outstanding senior notes with the proceeds from the corresponding increases in the term loan, losses on debt extinguishment of $4.3 million and $10.9 million were recorded related to the senior notes during the three and six months ended June 25, 2011, respectively, which included the write-off of unamortized debt issuance costs and original issue discount and transaction related fees. Additionally, losses of $0.9 million and $5.3 million were recorded related to the term loan during the three and six months ended June 25, 2011, respectively, which consisted primarily of third-party fees incurred, as well as the write-off of unamortized debt issuance costs and original issue discount, and call premiums paid to lenders that exited the term loan syndicate. The loss on debt extinguishment recorded during the three and six months ended June 26, 2010 resulted from the voluntary retirement of long-term debt, which resulted in a $3.7 million loss.

Other gains (losses), net, for the three and six months ended June 25, 2011 were favorably impacted by fluctuations in the U.S. dollar against the Canadian dollar as compared to the corresponding periods in the prior year.

	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	($ in thousands, except percentages)
Income before income taxes	$27,757	$26,452	$28,295	$35,862
Provision for income taxes	10,595	9,115	12,856	12,587
Effective tax rate	38.2%	34.5%	45.4%	35.1%

The increase in the effective tax rate for the three months ended June 25, 2011 was primarily attributable to lower projected permanent differences for fiscal year 2011 related to our joint ventures and other foreign taxes. In addition, the effective tax rate for the six months ended June 25, 2011 was impacted by enacted increases in state tax rates, which resulted in additional deferred tax expense of approximately $1.9 million in the six months ended June 25, 2011.

Operating segments

We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, foreign currency gains and losses, other gains and losses, and unallocated corporate charges, referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments include equity in net income from joint ventures. For a reconciliation to total revenues and net income, see the notes to our consolidated financial statements. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include retail sales from company-owned restaurants, as well as revenue earned through arrangements with third parties in which our brand names are used and revenue generated from online training programs for franchisees that are not allocated to a specific segment. For purposes of evaluating segment profit, Dunkin’ Donuts U.S. includes the net operating income earned from company-owned restaurants.

Dunkin’ Donuts U.S.

	Three months ended				Six months ended
	June 25,	June 26,	Increase (Decrease)		June 25,	June 26,	Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Revenues	$107,383	100,972	6,411	6.3%	$203,607	192,151	11,456	6.0%
Segment profit	82,605	77,670	4,935	6.4%	153,313	141,233	12,080	8.6%

The increases in Dunkin’ Donuts U.S. revenues for the three and six months ended June 25, 2011 was primarily driven by increases in royalty income of $4.3 million and $7.6 million, respectively, as a result of increases in systemwide sales, as well as increases in franchise fees of $2.1 million and $3.2 million, respectively, as a result of increased franchise renewal income.

The increases in Dunkin’ Donuts U.S. segment profit for the three and six months ended June 25, 2011 was primarily driven by the increases in total revenues of $6.4 million and $11.5 million, respectively, offset by increases in personnel costs of $1.3 million and $2.0 million, respectively. The increase in segment profit for the six months ended June 25, 2011 also resulted from a decline in total occupancy expenses of $1.1 million driven by additional lease reserves recorded in the prior year and a decline in the number of leased locations.

Dunkin’ Donuts International

	Three months ended				Six months ended
	June 25,	June 26,	Increase (Decrease)		June 25,	June 26,	Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Revenues	$3,830	3,264	566	17.3%	$7,700	6,585	1,115	16.9%
Segment profit	3,150	3,536	(386)	(10.9)%	6,330	7,248	(918)	(12.7)%

The increases in Dunkin’ Donuts International revenues for the three and six months ended June 25, 2011 resulted primarily from increases in royalty income of $0.5 million and $0.8 million, respectively, driven by the increase in systemwide sales. Also contributing to the increased revenues for the six months ended June 25, 2011 was an increase of $0.3 million in franchise fees driven by a deposit retained from a former licensee in Mexico.

The decreases in Dunkin’ Donuts International segment profit for the three and six months ended June 25, 2011 were primarily driven by declines in income from the South Korea joint venture of $0.8 million and $1.5 million, respectively, as well as increases in personnel costs of $0.2 million, and $0.4 million, respectively. These declines in segment profit were offset by the respective increase in revenues.

Baskin-Robbins U.S.

	Three months ended				Six months ended
	June 25,	June 26,	Increase (Decrease)		June 25,	June 26,	Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Revenues	$12,364	13,127	(763)	(5.8)%	$21,409	22,159	(750)	(3.4)%
Segment profit	6,927	9,402	(2,475)	(26.3)%	11,226	14,626	(3,400)	(23.2)%

The declines in Baskin-Robbins U.S. revenues for the three and six months ended June 25, 2011 primarily resulted from declines in royalty income and licensing income, consistent with the declines in systemwide sales.

Baskin-Robbins U.S. segment profit for the three and six months ended June 25, 2011 declined as a result of increased general and administrative expenses, including $1.0 million and $2.0 million, respectively, related to the roll-out of a new point-of-sale system for Baskin-Robbins franchisees, as well as additional contributions to the Baskin-Robbins advertising fund to support various marketing initiatives. Additionally, personnel costs increased $0.3 million and $0.5 million for the three and six months ended June 25, 2011, respectively.

Baskin-Robbins International

	Three months ended				Six months ended
	June 25,	June 26,	Increase (Decrease)		June 25,	June 26,	Increase (Decrease)
	2011	2010	$	%	2011	2010	$	%
	(In thousands, except percentages)
Revenues	$27,397	25,369	2,028	8.0%	$52,059	44,412	7,647	17.2%
Segment profit	10,453	12,441	(1,988)	(16.0)%	18,616	20,968	(2,352)	(11.2)%

The growth in Baskin-Robbins International revenues for the three and six months ended June 25, 2011 resulted from an increase in sales of ice cream products of $1.4 million and $6.3 million, respectively, which was primarily driven by strong sales in Australia and Southeast Asia, as well as a December 2010 price increase that was implemented to offset higher commodity costs. Royalty income also increased $0.8 million and $1.4 million for the three and six months ended June 25, 2011, respectively, primarily as a result of higher sales and additional royalties earned in Australia directly from franchisees following the termination of a master license agreement.

The decline in Baskin-Robbins International segment profit for the three months ended June 25, 2011 resulted primarily from a $1.5 million decline in net margin on ice cream sales driven by unfavorable commodity costs and foreign exchange. Additionally, general and administrative expenses increased $1.1 million as a result of an increase in personnel costs. Offsetting these declines in segment profit was a $0.8 million increase in royalty income.

The decline in Baskin-Robbins International segment profit for the six months ended June 25, 2011 resulted primarily from a decrease in joint venture income of $2.1 million for the Baskin-Robbins businesses in South Korea and Japan. The decline in joint venture income for Japan primarily resulted from the March 2011 earthquake and tsunami, while South Korea joint venture income declined as a result of increased operating expenses. Additionally, general and administrative expenses increased $2.1 million as a result of an increase in personnel costs, additional travel costs, and increased professional fees. Offsetting these declines in segment profit was an increase in royalty income of $1.4 million, as well as a $0.6 million increase in net margin on ice cream sales driven by strong sales and price increases offset by unfavorable commodity costs and foreign exchange.

Liquidity and Capital Resources

As of June 25, 2011, we held $145.6 million of cash and cash equivalents, which included $73.6 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of June 25, 2011, we had a borrowing capacity of $88.9 million under our $100.0 million revolving credit facility. During the six months ended June 25, 2011, net cash provided by operating activities was $38.5 million, as compared to $49.5 million for the six months ended June 26, 2010. Net cash provided by operating activities for the six months ended June 26, 2010 included a cash inflow of $11.2 million resulting from fluctuations in restricted cash balances related to our securitization indebtedness. Following the redemption and discharge of the securitization indebtedness in fiscal year 2010, such amounts are no longer restricted, and therefore, there was no operating cash flow impact from restricted cash for the six months ended June 25, 2011.

Net cash provided by operating activities of $38.5 million during the six months ended June 25, 2011 was primarily driven by net income of $15.4 million (increased by depreciation and amortization of $26.3 million and $14.8 million of other net non-cash reconciling adjustments) and dividends received from joint ventures of $5.2 million, offset by $23.3 million of changes in operating assets and liabilities. During the six months ended June 25, 2011, we invested $9.1 million in capital additions to property and equipment. Net cash used in financing activities was $18.8 million during the six months ended June 25, 2011, driven primarily by costs associated with the February and May 2011 term loan re-pricing and upsize transactions, as well as required term loan principal payments, totaling $21.7 million, offset by proceeds from the issuance of common stock of $3.2 million.

On November 23, 2010, we consummated a refinancing transaction whereby Dunkin’ Brands, Inc. (i) issued and sold $625.0 million aggregate principal amount of 9 5/8% senior notes due 2018 and (ii) borrowed $1.25 billion in term loans and secured a $100.0 million revolving credit facility from a consortium of banks. The senior secured credit facility was amended on February 18, 2011, primarily to obtain more favorable interest rate margins and to increase the term loan borrowings under the senior secured credit facility to $1.40 billion. The full $150.0 million increase in term loan borrowings under the senior secured credit facility was used to redeem an equal principal amount of the senior notes at a price of 100.5% of par on March 21, 2011. On May 24, 2011 we further increased the size of the term loan facility by an additional $100.0 million to approximately $1.50 billion, which was again used to redeem an equal principal amount of the senior notes.

On August 1, 2011, the Company completed an initial public offering in which we sold 22,250,000 shares of common stock at an initial public offering price of $19 per share, resulting in net proceeds to the Company of approximately $390.0 million after deducting underwriter discounts and commissions and offering-related expenses paid or payable by the Company. The Company used a portion of the net proceeds from the initial public offering to repay the remaining $375.0 million outstanding under the senior notes, and will use any remaining net proceeds for working capital and general corporate purposes.

The senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes a term loan facility and a revolving credit facility. Following the May 2011 amendment, the aggregate borrowings available under the senior secured credit facility are approximately $1.6 billion, consisting of a full-drawn approximately $1.5 billion term loan facility and an undrawn $100.0 million revolving credit facility under which there was $88.9 million in available borrowings and $11.1 million of letters of credit outstanding as of June 25, 2011. Borrowings under the term loan bear interest, payable at least quarterly. The senior secured credit facility requires principal amortization repayments to be made on term loan borrowings equal to approximately $15.0 million per calendar year, payable in quarterly installments through September 2017. The final scheduled principal payment on the outstanding borrowings under the term loan is due in November 2017. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least quarterly. We also pay a 0.50% commitment fee per annum on the unused portion of the revolver. The fee for letter of credit amounts outstanding ranges from 3.75% to 4.25%. At June 25, 2011, the fee for letter of credit amounts outstanding was 4.25%. The revolving credit facility expires in November 2015.

As of June 25, 2011, borrowings under the senior credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate (c) the LIBOR rate plus 1%, and (d) 2.25% in the case of term loans or 2.50% in the case of swing line or revolving credit loans or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.25% in the case of term loans or 1.50% in the case of revolving credit loans. The applicable margin under the term loan facility is 2.00% for loans based upon the base rate and 3.00% for loans based upon the LIBOR rate. The applicable margin under the revolving credit facility ranges from 2.75% to 3.25% for loans based upon the base rate and ranges from 3.75% to 4.25% for loans based upon the LIBOR rate, in each case based upon on specified leverage ratios. As a result of the May 2011 amendment and completion of the initial public offering, (a) the applicable margin under the revolving credit facility was reduced to match the term loans, which is 2.00% for loans based upon the base rate, and 3.00% for loans based upon the LIBOR rate, (b) the minimum base rate under the revolving credit facility was reduced from 2.50% to 2.25%, to match the term loan facility, and (c) the minimum LIBOR rate under the revolving credit facility was reduced from 1.50% to 1.25%, to match the term loan facility. In addition, if the leverage ratio as of the end of any fiscal quarter is less than or equal to 5.10 to 1.00, the minimum base rate and minimum LIBOR rate for borrowings under the term loan facility and revolving credit facility will be permanently reduced by 0.25% to 2.00% in the case of base rate loans and 1.00% in the case of LIBOR rate loans.

The senior credit facility requires us to comply on a quarterly basis, with certain financial covenants, including a maximum ratio of debt to adjusted EBITDA (the “leverage ratio”) and a minimum ratio of adjusted EBITDA to interest expense (the “coverage ratio”), each of which becomes more restrictive over time. For fiscal year 2011, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 8.60 to 1.00 and a minimum interest coverage ratio of 1.45 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility, which in turn can result in an event of default and possible acceleration of our other indebtedness. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization and impairment of long-lived assets, as adjusted, with respect to the twelve months ended June 25, 2011, for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income/(loss), operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of June 25, 2011, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 6.2 to 1 and an interest coverage ratio of 2.4 to 1, which were calculated for the twelve months ended June 25, 2011 based upon the adjustments to EBITDA, as provided for under the terms of our senior credit facility. The following is a reconciliation of our net income to such adjusted EBITDA for the twelve months ended June 25, 2011 (in thousands):

Twelve months ended June 25, 2011
Net income	$19,025
Interest expense	120,604
Income tax expense (benefit)	(7,146)
Depreciation and amortization	53,652
Impairment of long-lived assets	5,442

EBITDA	$191,577
Adjustments:
Non-cash adjustments(a)	$3,944
Transaction costs(b)	1,219
Sponsor management fees(c)	3,000
Loss on debt extinguishment and refinancing transactions(d)	74,434
Senior executive transition and severance(e)	4,282
New market entry(f)	1,022
Franchisee-related restructuring(g)	3,374
Technology and market related initiatives(h)	4,367
Other(i)	1,995

Total adjustments	$97,637

Adjusted EBITDA	$289,214

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.
(b)	Represents cost and expenses related to the Company’s refinancing and dividend transactions.
(c)	Represents annual fees paid to the Sponsors under a management agreement, which terminated upon the consummation of the initial public offering in July 2011.
(d)	Represents gains/losses recorded and related transaction costs associated with the refinancing of long-term debt, including the write-off of deferred financing costs and original issue discount, as well as pre-payment premiums.
(e)	Represents severance and related benefits costs associated with non-recurring reorganizations (includes the accrual of costs associated with Executive Chairman transition).
(f)	Represents one-time costs and fees associated with entry into new markets.
(g)	Represents one-time costs of franchisee-related restructuring programs.
(h)	Represents costs associated with various franchisee information technology and one-time market research programs.
(i)	Represents the net impact of other non-recurring and individually insignificant adjustments.

Based upon our current level of operations and anticipated growth, we believe that the cash generated from our operations and amounts available under our revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility or otherwise to enable us to service our indebtedness, including our senior secured credit facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (FASB) issued new guidance to amend the criteria for performing the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This new guidance is effective for the Company beginning in fiscal year 2012. We do not expect the adoption of this guidance to have a material impact on our goodwill assessment or our consolidated financial statements.

In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. This guidance is effective for the Company beginning in fiscal year 2012. The adoption of this guidance will not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the foreign exchange risk or interest rate risk discussed in “Management’s discussion and analysis of financial condition and results of operations” included in the Prospectus.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 25, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 25, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Part II. Other Information

Item 1. Legal Proceedings

The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. The Company intends to vigorously defend its positions against all claims in these lawsuits and disputes.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in the Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the fiscal quarter ended June 25, 2011, we issued 2,671 shares of our common stock upon the exercise of outstanding stock options by certain of our employees for an aggregate purchase price of $10,744. The shares were issued in transactions that were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act, including Rule 701 promulgated thereunder.

Use of Proceeds from our Initial Public Offering

In August 2011, we completed the initial public offering of our common stock pursuant to a registration statement on Form S-1, as amended (File No. 333-173898) that was declared effective on July 26, 2011. Under the registration statement, we registered the offering and sale of an aggregate of 25,587,500 shares of our common stock at a price of $19.00 per share, as presented below:

	Number of Shares Offered in the IPO	Aggregate Offering Price
Common stock sold by the Company	22,250,000	$422,750,000
Common stock sold by the selling stockholders pursuant to the underwriters’ option to purchase additional shares	3,337,500	$63,412,500

Total shares offered in the IPO	25,587,500	$486,162,500

J.P. Morgan, Barclays Capital, Morgan Stanley, BofA Merrill Lynch, and Goldman, Sachs & Co. acted as joint book running managers of the offering. The offering commenced on July 26, 2011 and closed on August 1, 2011. The sale of shares pursuant to the underwriters’ option to purchase additional shares also closed on August 1, 2011.

We raised a total of $422.8 million in gross proceeds in the initial public offering, or approximately $390.0 million in net proceeds after deducting underwriting discounts and commissions of $27.5 million and $5.3 million of offering-related expenses. We did not receive any proceeds from the sale of shares of common stock by the selling stockholders.

On August 1, 2011, we deposited with the trustee under the indenture governing the Dunkin’ Brands, Inc. 9 5/8% senior notes due 2018 the portion of our net proceeds from the initial public offering to repay in full all amounts outstanding in respect of the $375.0 million of senior notes and the related accrued interest and prepayment premium. The remainder of the net proceeds will be used for working capital and general corporate purposes.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex. 101.INS*	XBRL Instance Document

Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNKIN’ BRANDS GROUP, INC.

Date: August 4, 2011	By:	/s/ Nigel Travis
Nigel Travis, Chief Executive Officer