Form 10-Q
period 2011-09-24
DUNKIN' BRANDS GROUP, INC.
filed 2011-11-01
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 24, 2011

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

As of October 25, 2011, 120,128,000 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.	Financial Information
Item 1.	Financial Statements

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	September 24, 2011	December 25, 2010

Assets
Current assets:
Cash and cash equivalents	$181,849	134,100
Accounts receivable, net of allowance for doubtful accounts of $3,890 and $5,518 as of September 24, 2011 and December 25, 2010, respectively	39,695	35,239
Notes and other receivables, net of allowance for doubtful accounts of $2,471 and $2,443 as of September 24, 2011 and December 25, 2010, respectively	7,073	44,704
Assets held for sale	1,751	4,328
Deferred income taxes, net	12,763	12,570
Restricted assets of advertising funds	26,996	25,113
Prepaid income taxes	—	7,641
Prepaid expenses and other current assets	19,500	20,682

Total current assets	289,627	284,377
Property and equipment, net of accumulated depreciation of $100,682 and $90,663 as of September 24, 2011 and December 25, 2010, respectively	185,297	193,273
Investments in joint ventures	181,280	169,276
Goodwill	888,748	888,655
Other intangible assets, net	1,514,246	1,535,657
Restricted cash	224	404
Other assets	70,023	75,646

Total assets	$3,129,445	3,147,288

Liabilities, Common Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$14,965	12,500
Capital lease obligations	225	205
Accounts payable	12,598	9,822
Income taxes payable, net	1,400	—
Liabilities of advertising funds	48,459	48,213
Deferred income	23,475	26,221
Other current liabilities	133,530	183,594

Total current liabilities	234,652	280,555

Long-term debt, net	1,472,359	1,847,016
Capital lease obligations	4,989	5,160
Unfavorable operating leases acquired	22,084	24,744
Deferred income	19,031	21,326
Deferred income taxes, net	563,703	586,337
Other long-term liabilities	79,390	75,909

Total long-term liabilities	2,161,556	2,560,492

Commitments and contingencies (note 13)

Common stock, Class L, $0.001 par value; no shares authorized, issued, or outstanding at September 24, 2011; 100,000,000 shares authorized and 22,994,523 shares issued and outstanding at December 25, 2010	—	840,582

Stockholders’ equity (deficit):
Common stock, $0.001 par value; 475,000,000 shares authorized and 120,157,900 shares issued and outstanding at September 24, 2011; 400,000,000 shares authorized and 42,939,360 shares issued and outstanding at December 25, 2010	119	42
Additional paid-in capital	1,475,495	195,212
Treasury stock, at cost	—	(1,807)
Accumulated deficit	(763,666)	(741,415)
Accumulated other comprehensive income	21,289	13,627

Total stockholders’ equity (deficit)	733,237	(534,341)

Total liabilities, common stock, and stockholders’ equity (deficit)	$3,129,445	3,147,288

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

		(As adjusted)		(As adjusted)
Revenues:
Franchise fees and royalty income	$104,562	92,125	288,660	263,020
Rental income	23,676	23,375	69,950	69,807
Sales of ice cream products	25,591	23,415	73,532	65,116
Other revenues	9,679	10,616	27,551	29,416

Total revenues	163,508	149,531	459,693	427,359

Operating costs and expenses:
Occupancy expenses—franchised restaurants	13,073	12,657	38,278	39,147
Cost of ice cream products	18,975	16,419	52,795	44,568
General and administrative expenses, net	71,465	59,220	179,408	163,083
Depreciation	6,128	6,211	18,350	19,159
Amortization of other intangible assets	7,001	7,762	21,106	25,315
Impairment charges	163	265	1,220	2,955

Total operating costs and expenses	116,805	102,534	311,157	294,227
Equity in net income of joint ventures	7,409	7,577	12,206	16,013

Operating income	54,112	54,574	160,742	149,145
Other income (expense):
Interest income	138	37	403	123
Interest expense	(24,065)	(25,648)	(86,905)	(80,721)
Loss on debt extinguishment and refinancing transactions	(18,050)	—	(34,222)	(3,693)
Other losses, net	(423)	(4)	(11)	(33)

Total other expense	(42,400)	(25,615)	(120,735)	(84,324)

Income before income taxes	11,712	28,959	40,007	64,821
Provision for income taxes	4,300	10,117	17,156	22,704

Net income	$7,412	18,842	22,851	42,117

Earnings (loss) per share:
Class L—basic and diluted	$4.46	1.25	6.14	3.69
Common—basic and diluted	$(1.01)	(0.24)	(2.00)	(1.02)

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine months ended
	September 24, 2011	September 25, 2010

		(As adjusted)
Cash flows from operating activities:
Net income	$22,851	42,117
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,456	44,474
Amortization of deferred financing costs and original issue discount	4,814	4,923
Loss on debt extinguishment and refinancing transactions	34,222	3,693
Impact of unfavorable operating leases acquired	(2,591)	(3,296)
Deferred income taxes	488	(7,001)
Impairment charges	1,220	2,955
Provision for bad debt	1,095	2,246
Share-based compensation expense	3,414	1,175
Equity in net income of joint ventures	(12,206)	(16,013)
Dividends received from joint ventures	7,362	6,603
Other, net	(1,115)	31
Change in operating assets and liabilities:
Restricted cash	—	18,161
Accounts, notes, and other receivables, net	32,047	21,334
Other current assets	3,770	7,522
Accounts payable	3,296	(1,669)
Other current liabilities	(48,420)	(38,503)
Restricted liabilities of advertising funds, net	(1,645)	1,568
Income taxes payable, net	(11,855)	13,122
Deferred income	(5,041)	(9,855)
Other, net	(121)	(1,387)

Net cash provided by operating activities	71,041	92,200

Cash flows from investing activities:
Additions to property and equipment	(12,800)	(11,109)
Other, net	2,115	—

Net cash used in investing activities	(10,685)	(11,109)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	—
Repayment of long-term debt	(635,366)	(100,765)
Payment of deferred financing and other debt-related costs	(20,087)	—
Proceeds from initial public offering, net of offering costs	390,091	—
Proceeds from issuance of common stock	3,213	895
Repurchases of common stock	(286)	(3,890)
Change in restricted cash	177	548
Other, net	26	(199)

Net cash used in financing activities	(12,232)	(103,411)

Effect of exchange rates on cash and cash equivalents	(375)	34

Increase (decrease) in cash and cash equivalents	47,749	(22,286)
Cash and cash equivalents, beginning of period	134,100	53,210

Cash and cash equivalents, end of period	$181,849	30,924

Supplemental cash flow information:
Cash paid for income taxes	$28,512	16,335
Cash paid for interest	82,034	74,886
Noncash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	753	877
Purchase of leaseholds in exchange for capital lease obligation	—	178
Offering costs included in accounts payable and accrued expenses	126	—

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

(2) Summary of Significant Accounting Policies

(a) Unaudited Financial Statements

The consolidated balance sheet as of September 24, 2011, the consolidated statements of operations for the three and nine months ended September 24, 2011 and September 25, 2010, and the consolidated statements of cash flows for the nine months ended September 24, 2011 and September 25, 2010 are unaudited.

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

(b) Fiscal Year

The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within our three- and nine-month periods ended September 24, 2011 and September 25, 2010 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 24, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The data periods contained within our three- and twelve-month periods ending December 31, 2011 will reflect the results of operations for the 14-week and 53-week periods ending on those dates.

6	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

(c) Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended.

(d) Fair Value of Financial Instruments

The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $5.4 million and $4.8 million as of September 24, 2011 and December 25, 2010, respectively, approximates fair value.

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

Financial assets and liabilities measured at fair value on a recurring basis as of September 24, 2011 are summarized as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)

Assets:
Mutual funds	$2,765	—

Total assets	$2,765	—

Liabilities:
Deferred compensation liabilities	$—	6,629

Total liabilities	$—	6,629

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

7	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

benefit plans. The changes in the fair value of the mutual funds are derived using quoted prices in active markets for the specific funds. As such, the mutual funds are classified within Level 1, as defined under U.S. GAAP.

The carrying value and fair value of long-term debt was $1.49 billion and $1.45 billion, respectively, as of September 24, 2011. The fair value of our term loans is estimated based on current bid and offer prices, if available, for the same or similar instruments. Considerable judgment is required to develop this estimate.

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

(f) Reverse Stock Split

Prior to July 8, 2011, the Company had two classes of common stock designated as Class L and Class A common stock. On July 8, 2011, we effected a 1-for-4.568 reverse split of our Class A common stock and then reclassified our Class A common stock into common stock. As a result of the reverse stock split, we reclassified $149 thousand as of December 25, 2010 from common stock, Class A to additional paid-in-capital. The amount reclassified represents the $0.001 par value per share on the difference between Class A shares outstanding prior to and after the reverse split. As a result of the reclassification of Class A common stock to common stock, all references to “Class A common stock” have been changed to “common stock” for all periods presented.

All previously reported per share and common share amounts in the accompanying financial statements and related notes have been restated to reflect the reverse stock split.

(g) Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance to amend the criteria for performing the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This new guidance is effective for the Company beginning in fiscal year 2011. The adoption of this guidance did not have any impact on our goodwill assessment or our consolidated financial statements.

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

8	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

(h) Reclassifications

The Company has revised the presentation of certain captions within the consolidated statements of operations and cash flows to provide a more concise presentation. Additionally, the Company reclassified equity in net income of joint ventures within the consolidated statements of operations from other income (expense) to operating income, as these investments in joint ventures represent our business model for operating our brands in Japan and Korea and are our primary source of income generation from restaurants operating in these markets. Prior period financial statements have been revised to conform to the current period presentation. The revisions to the presentation of the consolidated statements of operations resulted in an increase in operating income and a corresponding increase in other expenses of $7.6 million and $16.0 million for the three and nine months ended September 25, 2010, respectively. The revisions had no impact on total revenues, income before income taxes, or net income. The revisions to the consolidated statements of cash flows had no impact on net cash provided by (used in) operating, investing, or financing activities.

(i) Subsequent Events

Subsequent events have been evaluated through the date these consolidated financial statements were filed.

(3) Change in Accounting for Contingent Rental Income

In fiscal year 2010, we elected to change our method of accounting for contingent rental income to comply with the guidance prescribed by the SEC. This change in accounting principle has been applied retrospectively to the prior periods presented. The following financial statement line items for the three and nine months ended September 25, 2010 were impacted by this accounting change (in thousands):

	Three months ended September 25, 2010		Nine months ended September 25, 2010
	As originally reported	As adjusted	As originally reported	As adjusted

Rental income	$22,808	23,375	68,930	69,807
Total revenues	148,964	149,531	426,482	427,359
Operating income	54,007	54,574	148,268	149,145
Income before income taxes	28,392	28,959	63,944	64,821
Provision for income taxes	9,937	10,117	22,430	22,704
Net income	18,455	18,842	41,514	42,117

(4) Franchise Fees and Royalty Income

Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Royalty income	$93,811	86,573	264,479	247,869
Initial franchise fees, including renewal income	10,751	5,552	24,181	15,151

Total franchise fees and royalty income	$104,562	92,125	288,660	263,020

9	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

The changes in franchised and company-owned points of distribution were as follows:

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Systemwide Points of Distribution
Franchised points of distribution—beginning of period	16,406	15,797	16,162	15,375
Franchises opened	299	382	893	1,184
Franchises closed	(201)	(167)	(562)	(527)
Net transfers (to) from company-owned points of distribution	(1)	—	10	(20)

Franchised points of distribution in operation—end of period	16,503	16,012	16,503	16,012
Company-owned points of distribution—end of period	22	35	22	35

Total systemwide points of distribution—end of period	16,525	16,047	16,525	16,047

(5) Goodwill and Other Intangible Assets

The changes in the gross carrying amount of goodwill from December 25, 2010 to September 24, 2011 are due to the impact of foreign currency fluctuations and goodwill acquired.

Other intangible assets at September 24, 2011 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Definite-lived intangibles:
Franchise rights	20	$383,476	(113,932)	269,544
Favorable operating leases acquired	13	87,937	(36,968)	50,969
License rights	10	6,230	(3,467)	2,763
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970

		$1,668,613	(154,367)	1,514,246

10	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

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

The changes in the gross carrying amount of other intangible assets from December 25, 2010 to September 24, 2011 are due to the impact of foreign currency fluctuations and the impairment of favorable operating leases acquired resulting from lease terminations. Impairment of favorable operating leases acquired totaled $32 thousand and $145 thousand for the three months ended September 24, 2011 and September 25, 2010, respectively, and $249 thousand and $1.7 million for the nine months ended September 24, 2011 and September 25, 2010, respectively, and is included within impairment charges in the consolidated statements of operations.

Total estimated amortization expense for fiscal years 2011 through 2015 is presented below (in thousands). The amount reflected below for fiscal year 2011 includes year-to-date amortization.

Fiscal year:
2011	$27,899
2012	26,824
2013	26,264
2014	25,737
2015	25,382

The impact of our unfavorable leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Increase in rental income	$292	365	1,114	1,455
Decrease in rental expense	601	695	1,477	1,841

Total increase in operating income	$893	1,060	2,591	3,296

11	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

(6) Debt

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

In connection with the May 2011 amendment of the senior credit facility, the Company paid an arranging and re-pricing fee of $3.0 million upon consummation of the initial public offering (see note 10). This payment is recorded in loss on debt extinguishment and refinancing transactions in the consolidated statements of operations.

On August 1, 2011, the Company deposited funds with the trustee governing the senior notes to repay the full remaining principal balance on the senior notes. In conjunction with the repayment of senior notes, the Company recorded a loss on debt extinguishment of $15.1 million, which includes the write-off of original issuance discount and deferred financing costs totaling $13.2 million, as well as a prepayment premium and third-party costs of $1.9 million.

As of September 24, 2011, borrowings under the senior credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) the LIBOR rate plus 1%, and (d) 2.00% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.00%. The applicable margin under the term loan facility is 2.00% for loans based upon the base rate and 3.00% for loans based upon the LIBOR rate.

Repayments are required to be made on term loan borrowings equal to $15.0 million per calendar year, payable in quarterly installments through September 2017.

12	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

(7) Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	September 24, 2011	December 25, 2010

Gift card/certificate liability	$76,561	123,078
Accrued salary and benefits	25,788	21,307
Accrued professional and legal costs	7,367	9,839
Accrued interest	5,345	6,129
Other	18,469	23,241

Total other current liabilities	$133,530	183,594

(8) Comprehensive Income

Comprehensive income for the three and nine months ended September 24, 2011 and September 25, 2010 consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Net income	$7,412	18,842	22,851	42,117
Effect of foreign currency translation	(136)	8,635	7,916	9,168
Other	(303)	(75)	(254)	(109)

Total comprehensive income	$6,973	27,402	30,513	51,176

The components of accumulated other comprehensive income were as follows (in thousands):

	September 24, 2011	December 25, 2010

Effect of foreign currency translation	$22,266	14,350
Other	(977)	(723)

Total accumulated other comprehensive income	$21,289	13,627

(9) Segment Information

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

13	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer, the chief financial officer, and brand officers. Senior management primarily evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, other losses, and unallocated corporate charges referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.

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

	Revenues
	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

		(As adjusted)		(As adjusted)
Dunkin’ Donuts U.S.	$113,898	100,461	317,505	292,612
Dunkin’ Donuts International	3,669	3,552	11,369	10,137
Baskin-Robbins U.S.	12,003	12,308	33,412	34,467
Baskin-Robbins International	28,090	25,278	80,149	69,690

Total reportable segment revenues	157,660	141,599	442,435	406,906
Other	5,848	7,932	17,258	20,453

Total revenues	$163,508	149,531	459,693	427,359

14	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

For purposes of evaluating segment profit, Dunkin’ Donuts U.S. includes the net operating income earned from company-owned restaurants. Expenses included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

		(As adjusted)		(As adjusted)
Dunkin’ Donuts U.S.	$88,992	72,335	242,305	213,568
Dunkin’ Donuts International	2,496	3,696	8,826	10,944
Baskin-Robbins U.S.	6,963	8,761	18,189	23,387
Baskin-Robbins International	14,453	13,923	33,069	34,891

Total reportable segment profit	112,904	98,715	302,389	282,790
Corporate and other	(45,500)	(29,903)	(100,971)	(86,216)
Interest expense, net	(23,927)	(25,611)	(86,502)	(80,598)
Depreciation	(6,128)	(6,211)	(18,350)	(19,159)
Amortization of other intangible assets	(7,001)	(7,762)	(21,106)	(25,315)
Impairment charges	(163)	(265)	(1,220)	(2,955)
Loss on debt extinguishment and refinancing transactions	(18,050)	—	(34,222)	(3,693)
Other losses, net	(423)	(4)	(11)	(33)

Income before income taxes	$11,712	28,959	40,007	64,821

Equity in net income of joint ventures is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Equity in net income of joint ventures by reportable segment was as follows (in thousands):

	Equity in net income of joint ventures
	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Dunkin’ Donuts International	$51	1,060	944	3,484
Baskin-Robbins International	7,358	6,517	11,262	12,529

Total equity in net income of joint ventures	$7,409	7,577	12,206	16,013

(10) Stockholders’ Equity

(a) Initial Public Offering

On August 1, 2011, the Company completed an initial public offering in which the Company sold 22,250,000 shares of common stock at an initial public offering price of $19.00 per share, less underwriter discounts and commissions, resulting in net proceeds to the Company of approximately $390.0 million after deducting

15	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

underwriter discounts and commissions and expenses paid or payable by the Company. Additionally, the underwriters exercised, in full, their option to purchase 3,337,500 additional shares, which were sold by certain existing stockholders. The Company did not receive any proceeds from the sales of shares by the existing stockholders. The Company used a portion of the net proceeds from the initial public offering to repay the remaining $375.0 million outstanding under the senior notes, with the remaining net proceeds being used for working capital and general corporate purposes. As of September 24, 2011, $126 thousand of accrued offering costs remained unpaid, but are expected to be paid by the end of the Company’s fiscal year.

(b) Class L Common Stock

Prior to the initial public offering, our charter authorized the Company to issue two classes of common stock, Class L and common. The rights of the holders of common and Class L shares were identical, except with respect to priority in the event of a distribution, as defined. The Class L common stock was entitled to a preference with respect to all distributions by the Company until the holders of Class L common stock had received an amount equal to the Class L base amount of approximately forty-one dollars and seventy-five cents per share, plus an amount sufficient to generate an internal rate of return of 9% per annum on the Class L base amount, compounded quarterly. Thereafter, the common and Class L stock shared ratably in all distributions by the Company. Class L common stock was classified outside of permanent equity in the consolidated balance sheets at its preferential distribution amount, as the Class L stockholders controlled the timing and amount of distributions. The Class L preferred return of 9% per annum, compounded quarterly, was added to the Class L preferential distribution amount each period and recorded as an increase to accumulated deficit. Dividends paid on the Class L common stock reduced the Class L preferential distribution amount.

Immediately prior to the initial public offering, each outstanding share of Class L common stock converted into approximately 0.2189 of a share of common stock plus 2.2149 shares of common stock, which was determined by dividing the Class L preference amount, $38.8274, by the initial public offering price net of the estimated underwriting discount and a pro rata portion, based upon the number of shares sold in the offering, of the estimated offering-related expenses. As such, the 22,866,379 shares of Class L common stock that were outstanding at the time of the offering converted into 55,652,782 shares of common stock.

The change in Class L common stock during the nine months ended September 24, 2011 resulted from the following (in thousands):

	Nine months ended September 24, 2011
	Shares	Amount

Common stock, Class L, as of December 25, 2010	22,995	$840,582
Issuance of Class L common stock	65	2,271
Repurchases of Class L common stock	—	(113)
Retirement of treasury stock	(194)	—
Accretion of Class L preferred return	—	45,101
Conversion of Class L shares to Class A shares	(22,866)	(887,841)

Common stock, Class L, as of September 24, 2011	—	—

16	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

The increase in the accumulated deficit for the nine months ended September 24, 2011 resulted from the accretion of the Class L preferred return, offset by net income for the period.

(c) Treasury Stock

During the nine months ended September 24, 2011, the Company repurchased a total of 17,189 shares of common stock and 3,266 shares of Class L common stock that was originally sold and/or granted to former employees of the Company. The Company accounts for treasury stock under the cost method, and as such recorded $286 thousand in treasury stock during the nine months ended September 24, 2011 based on the cost of the shares on the respective dates of repurchase. On April 26, 2011, the Company retired all of its treasury stock, resulting in a $2.0 million reduction in common treasury stock and additional paid-in-capital.

(d) Equity Incentive Plans

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

The Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (the “Omnibus Plan”) was adopted in July 2011, and will replace the 2006 Plan. A maximum of 7,000,000 shares of common stock may be delivered in satisfaction of awards under the Omnibus Plan. As of September 24, 2011, no awards have been made under the Omnibus Plan, however, the Company intends on granting all future stock-based awards under this plan.

During the nine months ended September 24, 2011, the Company granted the following stock-based awards, all of which were granted under the 2006 Plan:

Grant Date	Type of award	Number of awards granted	Option exercise price	Fair value of underlying common stock

3/9/2011	Executive options	637,040	$7.31	$7.31
3/9/2011	Nonexecutive options	21,891	$7.31	$7.31
7/26/2011	Restricted shares	65,000	n/a	$19.00
7/26/2011	Executive options	191,000	$19.00	$19.00
7/26/2011	Nonexecutive options	28,600	$19.00	$19.00

The executive stock options vest in two separate tranches, which have been designated as Tranche 4 and Tranche 5. Tranche 4 options vest in equal annual amounts over a five-year period subsequent to the grant date. Tranche 5 options vest based on continued service over a five-year period and achievement of specified investor returns upon a sale, distribution, or dividend. Both Tranche 4 and Tranche 5 options provide for partial accelerated vesting upon change in control. The nonexecutive stock options vest in equal annual amounts over a five-year period subsequent to the grant date, and also fully vest upon a change of control. The maximum contractual term of both executive and nonexecutive options is ten years. The restricted shares vest in four or five equal annual installments based on a service condition, and also fully vest upon a change of control. Of the awards granted on July 26, 2011, 65,000 restricted shares and 155,000 executive options were forfeited prior to September 24, 2011.

17	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

The Company estimated the fair value of the Tranche 4 options and the nonexecutive options on the date of grant using the Black-Scholes option pricing model. The fair value of the Tranche 5 options was estimated on the date of grant using a combination of lattice models and Monte Carlo simulations. The estimated fair value of awards granted is based upon certain assumptions, including probability of achievement of performance and market conditions for certain awards, stock price, expected term, expected volatility, dividend yield, and a risk-free interest rate. Prior to the initial public offering, the fair value of the common stock underlying the options granted was determined based on a contemporaneous valuation performed by an independent third-party valuation specialist in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Total compensation expense related to all share-based awards was $3.0 million and $304 thousand for the three months ended September 24, 2011 and September 25, 2010, respectively, and $3.4 million and $1.2 million for the nine months ended September 24, 2011 and September 25, 2010, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations. Share-based compensation expense for the three and nine months ended September 24, 2011 includes $2.6 million of expense recorded upon completion of the initial public offering related to approximately 0.8 million outstanding Tranche 3 restricted shares granted to employees primarily in 2006 that were not eligible to vest until completion of an initial public offering or change of control (performance condition).

(11) Earnings per Share

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Net income—basic and diluted	$7,412	18,842	22,851	42,117
Allocation of net income (loss) to common stockholders—basic and diluted:
Class L	101,897	28,605	140,211	84,210
Common	(94,485)	(9,763)	(117,360)	(42,093)
Weighted average number of common shares—basic and diluted:
Class L	22,866,379	22,802,457	22,845,378	22,807,674
Common	93,529,128	41,323,438	58,807,271	41,288,341
Earnings (loss) per common share—basic and diluted:
Class L	$4.46	1.25	6.14	3.69
Common	$(1.01)	(0.24)	(2.00)	(1.02)

As the Company had both Class L and common stock outstanding during each of the periods presented and Class L has preference with respect to all distributions, earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock. The numerator in calculating

18	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

Class L basic and diluted earnings per share is the Class L preference amount accrued at 9% per annum during the period presented plus, if positive, a pro rata share of an amount equal to consolidated net income less the Class L preference amount. The Class L preferential distribution amounts accrued were $6.8 million and $28.6 million during the three months ended September 24, 2011 and September 25, 2010, respectively, and $45.1 million and $84.2 million during the nine months ended September 24, 2011 and September 25, 2010, respectively. The Class L preferential distribution amounts for the three and nine months ended September 24, 2011 declined from the prior year comparable periods due to the conversion of the Class L shares into common stock immediately prior to the Company’s initial public offering that was completed on August 1, 2011, as well as the dividend paid to holders of Class L shares on December 3, 2010, which reduced the Class L per-share preference amount on which the 9% annual return is calculated. Additionally, the numerator in calculating the Class L basic and diluted earnings per share for the three and nine months ended September 24, 2011 includes an amount representing the excess of the fair value of the consideration transferred to the Class L shareholders upon conversion to common stock over the carrying amount of the Class L shares at the date of conversion, which occurred immediately prior to the Company’s initial public offering. As the carrying amount of the Class L shares was equal to the Class L preference amount, the excess fair value of the consideration transferred to the Class L shareholders was equal to the fair value of the additional 0.2189 of a share of common stock into which each Class L share converted (“Class L base share”), which totaled $95.1 million, calculated as follows:

Class L shares outstanding immediately prior to the initial public offering	22,866,379
Number of common shares received for each Class L share	0.2189

Common stock received by Class L shareholders, excluding preferential distribution	5,005,775
Common stock fair value per share (initial public offering price per share)	$19.00

Fair value of Class L base shares (in thousands)	$95,110

The weighted average number of Class L shares in the Class L earnings per share calculation represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares.

The weighted average number of common shares in the common diluted earnings per share calculation excludes all restricted stock and stock options outstanding during the respective periods, as they would be antidilutive. As of September 24, 2011, there were 689,210 unvested common restricted stock awards and 5,377,736 options to purchase common stock outstanding that may be dilutive in the future. Of those amounts, there were 675,817 common restricted stock awards and 3,511,860 options to purchase common stock that were performance-based and for which the performance criteria have not yet been met. There were no Class L common stock equivalents outstanding during the three or nine months ended September 24, 2011 and September 25, 2010.

(12) Income Taxes

During the first quarter of fiscal year 2011, the Company recognized deferred tax expense of $1.9 million due to enacted changes in future state income tax rates. This change in enacted tax rates affects the tax rate expected to be in effect in future periods when the deferred tax assets and liabilities reverse.

19	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

The federal income tax returns of the Company for fiscal years 2006, 2007, 2008, and 2009 are currently under audit by the Internal Revenue Service (“IRS”), and the IRS has proposed adjustments for fiscal years 2006 and 2007 to increase our taxable income as it relates to our gift card program, specifically to record taxable income upon the activation of gift cards. We have filed a protest to the IRS’ proposed adjustments. If the IRS were to prevail in this matter the proposed adjustments would result in additional taxable income of approximately $58.9 million for fiscal years 2006 and 2007 and approximately $26.5 million of additional federal and state taxes and interest owed, net of federal and state benefits. If the IRS prevails, a cash payment would be required and the additional taxable income would represent temporary differences that will be deductible in future years. Therefore, the potential tax expense attributable to the IRS adjustments for 2006 and 2007 would be limited to $2.9 million, consisting of federal and state interest, net of federal and state benefits. In addition, if the IRS were to prevail in respect of fiscal years 2006 and 2007, it is likely to make similar claims for years subsequent to fiscal 2007 and the potential additional federal and state taxes and interest owed, net of federal and state benefits, for fiscal years 2008, 2009, and 2010, computed on a similar basis to the IRS method used for fiscal years 2006 and 2007, and factoring in the timing of our gift card uses and activations, would be approximately $19.6 million. The corresponding potential tax expense impact attributable to these later fiscal years, 2008 through 2010, would be approximately $0.7 million. Subsequent to September 24, 2011, representatives of the Company met with the IRS appeals officer. Based on that meeting, the Company proposed a settlement related to this issue and is awaiting a response from the IRS. If our settlement proposal is accepted as presented, we expect to make a cash tax payment in an amount that is less than the amounts proposed by the IRS to cumulatively adjust our tax method of accounting for our gift card program through the tax year ended December 25, 2010. No assurance can be made that a settlement can be reached, or that we will otherwise prevail in the final resolution of this matter. An unfavorable outcome from any tax audit could result in higher tax costs, penalties, and interests, thereby negatively and adversely impacting our financial condition, results of operations, or cash flows.

(13) Commitments and Contingencies

(a) Lease Commitments

The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under non-cancelable operating and capital lease arrangements.

(b) Guarantees

The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately five to ten years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $7.1 million at September 24, 2011. At September 24, 2011, there were no amounts under such guarantees that were due. The fair value of the guarantee liability and corresponding asset recorded on the consolidated balance sheets was $840 thousand and $1.0 million, respectively, at September 24, 2011 and $1.0 million and $1.5 million, respectively, at December 25, 2010. The Company assesses the risk of performing

20	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

under these guarantees for each franchisee relationship on a quarterly basis. As of September 24, 2011 and December 25, 2010, the Company had recorded reserves for such guarantees of $191 thousand and $1.2 million, respectively.

The Company has entered into a third-party guarantee with a distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product over a ten-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of September 24, 2011, the Company was contingently liable for $8.0 million, under this guarantee. Based on current internal forecasts, the Company believes the franchisees will achieve the required volume of purchases, and therefore, the Company would not be required to make payments under this agreement. Additionally, the Company has various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. Based on prior history and the Company’s ability to extend contract terms, we have not recorded any liabilities related to these commitments. As of September 24, 2011, we were contingently liable under such supply chain agreements for approximately $28.9 million.

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of September 24, 2011, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $9.8 million. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.

(c) Letters of Credit

At September 24, 2011, the Company had standby letters of credit outstanding for a total of $11.1 million. There were no amounts drawn down on these letters of credit.

(d) Legal Matters

The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At September 24, 2011 and December 25, 2010, contingent liabilities totaling $4.1 million and $4.2 million, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with these matters could increase by up to an additional $8.0 million based on the outcome of ongoing litigation or negotiations.

21	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

(14) Related-Party Transactions

(a) Advertising Funds

At September 24, 2011 and December 25, 2010, the Company had a net payable of $21.5 million and $23.1 million, respectively, to the various advertising funds.

To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, which amounted to $1.4 million and $1.5 million for the three months ended September 24, 2011 and September 25, 2010, respectively, and $4.4 million and $4.3 million for the nine months ended September 24, 2011 and September 25, 2010, respectively. Such management fees are reflected in the consolidated statements of operations as a reduction in general and administrative expenses, net.

(b) Sponsors

DBGI is majority-owned by investment funds controlled by Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”). Prior to the closing of the Company’s initial public offering on August 1, 2011, the Company was charged an annual management fee by the Sponsors of $1.0 million per Sponsor, payable in quarterly installments. In connection with the completion of the initial public offering in August 2011, the Company incurred an expense of approximately $14.7 million related to the termination of the Sponsor management agreement. Including this termination fee, the Company recognized $14.9 million and $750 thousand of expense related to Sponsor management fees during the three months ended September 24, 2011 and September 25, 2010, respectively, and $16.4 million and $2.3 million during the nine months ended September 24, 2011 and September 25, 2010, respectively, which is included in general and administrative expenses, net in the consolidated statements of operations. At December 25, 2010, the Company had $500 thousand of prepaid management fees to the Sponsors, which was recorded in prepaid expenses and other current assets in the consolidated balance sheets.

At September 24, 2011 and December 25, 2010, certain affiliates of the Sponsors held $65.4 million and $70.6 million, respectively, of term loans, net of original issue discount, issued under the Company’s senior credit facility. The terms of these loans are identical to the terms of all other term loans issued to lenders under the senior credit facility.

Our Sponsors have a controlling interest in our Company as well as several other entities. The existence of such common ownership and management control could result in differences within our operating results or financial position than if the entities were autonomous. The Company made payments to entities under common control totaling approximately $206 thousand and $118 thousand during the three months ended September 24, 2011 and September 25, 2010, respectively, and $809 thousand and $630 thousand during the nine months ended September 24, 2011 and September 25, 2010, respectively, primarily for the purchase of training services and leasing of restaurant space. At September 24, 2011, the Company had a net credit to be applied to future invoices totaling $147 thousand from these entities. At December 25, 2010, the company owed these entities $48 thousand, which was recorded in accounts payable and other current liabilities in the consolidated balance sheets.

22	(Continued)

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(continued)

(Unaudited)

We have entered into an investor agreement with the Sponsors and also entered into a registration rights and coordination agreement with certain shareholders, including the Sponsors. Pursuant to these agreements, subject to certain exceptions and conditions, our Sponsors may require us to register their shares of common stock under the Securities Act, and they will have the right to participate in certain future registrations of securities by us.

(c) Joint Ventures

The Company received royalties from its joint ventures as follows (in thousands):

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

B-R 31 Ice Cream Co., Ltd (BR Japan)	$1,015	904	2,116	1,779
Baskin-Robbins Co., Ltd Korea (BR Korea)	898	773	2,551	2,205

	$1,913	1,677	4,667	3,984

At September 24, 2011 and December 25, 2010, the Company had $1.0 million of royalties receivable from its joint ventures which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.

The Company made net payments to its joint ventures totaling approximately $497 thousand and $350 thousand during the three months ended September 24, 2011 and September 25, 2010, respectively, and $958 thousand and $1.1 million during the nine months ended September 24, 2011 and September 25, 2010, respectively, primarily for the purchase of ice cream products and incentive payments.

(d) Board of Directors

Certain family members of one of our directors hold an ownership interest in an entity that owns and operates Dunkin’ Donuts restaurants and holds the right to develop additional restaurants under store development agreements. During the three and nine months ended September 24, 2011, the Company received $263 thousand and $420 thousand, respectively, in royalty, rental, and other payments from this entity. No amounts were received during the three or nine months ended September 25, 2010.

23	(Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Introduction and Overview

We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 16,500 points of distribution in 56 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of September 24, 2011, Dunkin’ Donuts had 9,900 global points of distribution with restaurants in 36 U.S. states and the District of Columbia and in 31 foreign countries. Baskin-Robbins had 6,625 global points of distribution as of the same date, with restaurants in 45 U.S. states and the District of Columbia and in 46 foreign countries.

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

Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 22 company-owned points of distribution as of September 24, 2011, we are less affected by store-level costs and profitability and fluctuations in commodity costs than other QSR operators.

Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the nine months ended September 24, 2011, franchisee contributions to the U.S. advertising funds were $228.9 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter (or 14-week fourth quarter, when applicable) basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday of the fourth quarter, when applicable). The data periods contained within the three- and nine-month periods ended September 24, 2011 and September 25, 2010 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 24, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. The data periods contained within our three- and twelve-month periods ending December 31, 2011 will reflect the results of operations for the 14-week and 53-week periods ending on those dates.

Selected Operating and Financial Highlights

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,501.4	$1,383.5	$4,263.4	$3,994.3
Dunkin’ Donuts International	161.5	142.1	477.1	428.5
Baskin-Robbins U.S.	148.1	148.3	398.6	406.6
Baskin-Robbins International	390.7	345.9	981.6	878.1

Total franchisee-reported sales	$2,201.7	$2,019.8	$6,120.7	$5,707.5
Systemwide sales growth	8.9%	6.6%	7.1%	6.1%
Comparable store sales growth (U.S. only):
Dunkin’ Donuts U.S.	6.0%	2.7%	4.3%	1.4%
Baskin-Robbins U.S.	1.7%	(5.8)%	(0.7)%	(6.1)%
Total revenues (in thousands)	$163,508	$149,531	$459,693	$427,359
Operating income (in thousands)	54,112	54,574	160,742	149,145
Adjusted operating income (in thousands)	75,947	62,601	197,739	177,415
Net income (in thousands)	7,412	18,842	22,851	42,117
Adjusted net income (in thousands)	31,343	23,658	65,582	61,295

Our financial results are largely driven by changes in systemwide sales, which include sales by all points of distribution, whether owned by Dunkin’ Brands or by its franchisees and licensees. While we do not record sales by franchisees or licensees as revenue, we believe that this information is important in obtaining an understanding of our financial performance. We believe systemwide sales growth and franchisee-reported sales information aid in understanding how we derive royalty revenue, assists readers in evaluating our performance relative to competitors, and indicates the strength of our franchised brands. Comparable store sales growth represents the growth in average weekly sales for restaurants that have been open at least 54 weeks that have reported sales in the current and comparable prior year week.

Overall growth in systemwide sales of 8.9% and 7.1% for the three and nine months ended September 24, 2011, respectively, resulted from the following:

•

Dunkin’ Donuts U.S. systemwide sales growth of 8.3% and 6.6% for the three and nine months ended September 24, 2011, respectively, as a result of 197 net new restaurants opened since September 25, 2010 and comparable store sales growth of 6.0% and 4.3%, respectively, driven by a combination of an increase in both transactions and average ticket. The increase in average ticket was driven primarily by three factors: shift in product mix towards iced beverages and premium breakfast sandwiches, increase in units per transaction, and an increase in pricing.

•

Baskin-Robbins International systemwide sales growth of 13.0% and 11.8% for the three and nine months ended September 24, 2011, respectively, as a result of increased sales in South Korea and Japan, which resulted from favorable foreign exchange and strong sales, as well as increased sales in the Middle East.

•

Dunkin’ Donuts International systemwide sales growth of 13.7% and 11.4% for the three and nine months ended September 24, 2011, respectively, which was driven by favorable foreign exchange and strong sales in South Korea, as well as increased sales in Southeast Asia and the Middle East.

•

Baskin-Robbins U.S. systemwide sales declines of 0.1% and 1.9% for the three and nine months ended September 24, 2011, respectively. The systemwide sales decline for the three months ended September 24, 2011 resulted from reduced points of distribution, offset by comparable store sales growth of 1.7%. The systemwide sales decline for the nine months ended September 24, 2011 resulted from a comparable store sales decline of 0.7%, as well as a reduced restaurant base.

The increase in total revenues of approximately $14.0 million, or 9.3%, for the three months ended September 24, 2011 as compared to the comparable period of 2010 primarily resulted from increased franchise fees and royalty income of $12.4 million and sales of ice cream products of $2.2 million, which were primarily driven by the overall increase in systemwide sales. The increase in total revenues of approximately $32.3 million, or 7.6%, for the nine months ended September 24, 2011 as compared to the comparable period of 2010 primarily resulted from increased franchise fees and royalty income of $25.6 million and sales of ice cream products of $8.4 million, both of which were also driven by the overall increase in systemwide sales, offset by a $1.9 million decline in other revenues resulting from fewer company-owned stores.

Operating income for the three months ended September 24, 2011 remained relatively flat with the prior year, decreasing $0.5 million, or 0.8%. This slight decline resulted primarily from a $12.2 million increase in general and administrative expenses driven by a $14.7 million expense related to the termination of the Sponsor management agreement upon the Company’s initial public offering, as well as a $2.6 million increase in the cost of ice cream products due to higher sales volumes and unfavorable commodity costs, offset by the $14.0 million increase in total revenues. Operating income increased $11.6 million, or 7.8%, for the nine months ended September 24, 2011, driven by the $25.6 million increase in franchise fees and royalty income and a $5.0 million decline in depreciation and amortization, offset by a $16.3 million increase in general and administrative expenses driven by the expense related to the termination of the Sponsor management agreement, as well as a $3.8 million decline in equity in net income of joint ventures.

Adjusted operating income increased $13.3 million, or 21.3%, for the three months ended September 24, 2011 primarily as a result of a $12.4 million increase in franchise fees and royalty income and a $2.4 million decrease in general and administrative expenses. Adjusted operating income increased $20.3 million, or 11.5%, for the nine months ended September 24, 2011 driven by a $25.6 million increase in franchise fees and royalty income and a $0.9 million decrease in occupancy expenses for franchised restaurants, offset by a $3.8 million decrease in joint venture income and a $1.9 million decrease in other revenues.

Net income declined $11.4 million, or 60.7%, for the three months ended September 24, 2011 resulting from an $18.1 million loss on debt extinguishment and refinancing transactions recorded in the current quarter resulting from the completion of the initial public offering and related repayment of senior notes, offset by $5.8 million decline in the provision for income taxes. Net income declined $19.3 million, or 45.7%, for the nine months ended September 24, 2011, primarily driven by increased losses on debt extinguishment and refinancing transactions of $30.5 million resulting from repayments of senior notes and amendments to the senior credit facility, as well as a $6.2 million increase in interest expense resulting from additional long-term debt obtained since the prior year. These declines in net income were offset by an increase in operating income of $11.6 million and a decrease in the provision for income taxes of $5.5 million.

Adjusted net income increased $7.7 million, or 32.5%, for the three months ended September 24, 2011 primarily as a result of a $13.3 million increase in adjusted operating income and a $1.6 million decrease in interest expense, offset by a $6.9 million increase in the provision for income taxes. Adjusted net income increased $4.3 million, or 7.0%, for the nine months ended September 24, 2011 driven by a $20.3 million increase in adjusted operating income, offset by a $10.2 million increase in the provision for income taxes and a $6.2 million increase in interest expense.

Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, impairment charges, and Sponsor management agreement termination fee, and, in the case of adjusted net income, loss on debt extinguishment and refinancing transactions, net of the tax impact of such adjustments. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. Adjusted operating income and adjusted net income are reconciled from operating income and net income determined under GAAP as follows:

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

	(In thousands)
Operating income.	$54,112	$54,574	$160,742	$149,145
Adjustments:
Sponsor termination fee	14,671	—	14,671	—
Amortization of other intangible assets	7,001	7,762	21,106	25,315
Impairment charges	163	265	1,220	2,955

Adjusted operating income.	$75,947	$62,601	$197,739	$177,415

Net income.	$7,412	$18,842	$22,851	$42,117
Adjustments:
Sponsor termination fee	14,671	—	14,671	—
Amortization of other intangible assets	7,001	7,762	21,106	25,315
Impairment charges	163	265	1,220	2,955
Loss on debt extinguishment and refinancing transactions	18,050	—	34,222	3,693
Tax impact of adjustments(1)	(15,954)	(3,211)	(28,488)	(12,785)

Adjusted net income.	$31,343	$23,658	$65,582	$61,295

(1)	Tax impact of adjustments calculated at a 40% effective tax rate for each period presented.

Earnings per share

Earnings and adjusted earnings per common share and pro forma common share for the three and nine months ended September 24, 2011 and September 25, 2010 were as follows:

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Earnings (loss) per share – basic and diluted:
Class L	$4.46	$1.25	$6.14	$3.69
Common	(1.01)	(0.24)	(2.00)	(1.02)
Diluted earnings per pro forma common share	0.07	0.19	0.22	0.43
Diluted adjusted earnings per pro forma common share	0.28	0.24	0.64	0.63

On August 1, 2011, the Company completed an initial public offering in which 22,250,000 shares of common stock were sold at an initial public offering price of $19.00 per share. Immediately prior to the offering, each share of the Company’s Class L common stock converted into 2.4338 shares of common stock. The number of common shares used in the calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share for the three and nine months ended September 24, 2011 and September 25, 2010 give effect to the conversion of all outstanding shares of Class L common stock at the conversion factor of 2.4338 common shares for each Class L share, as if the conversion was completed at the beginning of the respective fiscal period. The calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share also include the dilutive effect of common restricted shares and stock options, using the treasury stock method. Shares sold in the offering are included in the diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share calculations beginning on the date that such shares were actually issued. Diluted earnings per pro forma common share is calculated using net income in accordance with GAAP. Diluted adjusted earnings per pro forma common share is calculated using adjusted net income, as defined above.

Diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share are not presentations made in accordance with GAAP, and our use of the terms diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share may vary from similar measures reported by others in our industry due to the potential differences in the method of calculation. Diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share should not be considered as alternatives to earnings (loss) per share derived in accordance with GAAP. Diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share have important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, we rely primarily on our GAAP results. However, we believe that presenting diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share is appropriate to provide additional information to investors to compare our performance prior to and after the completion of our initial public offering and related conversion of Class L shares into common as well as to provide investors with useful information regarding our historical operating results. The following table sets forth the computation of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share:

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

Diluted earnings per pro forma common share:
Net income (in thousands)	$7,412	$18,842	$22,851	$42,117
Pro forma weighted average number of common shares – diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding(1)	22,866,379	22,802,457	22,845,378	22,807,674
Adjustment to weight Class L shares over respective fiscal period(1)	(15,328,012)	—	(5,104,722)	—

Weighted average number of Class L shares over fiscal period	7,538,367	22,802,457	17,740,656	22,807,674
Class L conversion factor	2.4338	2.4338	2.4338	2.4338

Weighted average number of converted Class L shares	18,347,071	55,497,206	43,177,665	55,509,904
Weighted average number of common shares	93,529,128	41,323,438	58,807,271	41,288,341

Pro forma weighted average number of common shares – basic	111,876,199	96,820,644	101,984,936	96,798,245
Incremental dilutive common shares(2)	1,401,643	225,445	735,242	190,867

Pro forma weighted average number of common shares – diluted	113,277,842	97,046,089	102,720,178	96,989,112

Diluted earnings per pro forma common share	$0.07	$0.19	$0.22	$0.43

Diluted adjusted earnings per pro forma common share:
Adjusted net income (in thousands)	$31,343	$23,658	$65,582	$61,295
Pro forma weighted average number of common shares – diluted	113,277,842	97,046,089	102,720,178	96,989,112

Diluted adjusted earnings per pro forma common share	$0.28	$0.24	$0.64	$0.63

(1)	The weighted average number of Class L shares in the actual Class L earnings per share calculation for the three and nine months ended September 24, 2011 represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares. As such, the pro forma weighted average number of common shares includes an adjustment to the weighted average number of Class L shares outstanding to reflect the length of time the Class L shares were outstanding prior to conversion relative to the respective three and nine month periods. The converted Class L shares are already included in the weighted average number of common shares outstanding for the period after their conversion.
(2)	Represents the dilutive effect of restricted shares and stock options, using the treasury stock method.

Results of operations

Consolidated results of operations

	Three months ended				Nine months ended
	September 24, 2011	September 25, 2010	Increase (Decrease)		September 24, 2011	September 25, 2010	Increase (Decrease)
			$	%			$	%

	(In thousands, except percentages)				(In thousands, except percentages)
Franchise fees and royalty income	$104,562	92,125	12,437	13.5%	$288,660	263,020	25,640	9.7%
Rental income	23,676	23,375	301	1.3%	69,950	69,807	143	0.2%
Sales of ice cream products	25,591	23,415	2,176	9.3%	73,532	65,116	8,416	12.9%
Other revenues	9,679	10,616	(937)	(8.8)%	27,551	29,416	(1,865)	(6.3)%

Total revenues	$163,508	149,531	13,977	9.3%	$459,693	427,359	32,334	7.6%

Total revenues for the three months ended September 24, 2011 increased $14.0 million, or 9.3%, driven by an increase in royalty income of $7.2 million, or 8.4%, mainly as a result of Dunkin’ Donuts U.S. systemwide sales growth, and a $5.2 million increase in franchise renewal income. Sales of ice cream products also contributed to the increase in total revenues, which were primarily driven by strong sales in the Middle East and Australia, as well as a December 2010 price increase that was implemented to offset higher commodity costs. Partially offsetting these revenue increases was a decline in other revenues of $0.9 million, which was primarily driven by a decline in sales at company-owned restaurants due to the resale of restaurants to franchisees.

Total revenues for the nine months ended September 24, 2011 increased $32.3 million, or 7.6%, driven by an increase in royalty income of $16.6 million, or 6.7%, mainly as a result of Dunkin’ Donuts U.S. systemwide sales growth, and an $8.3 million increase in franchise renewal income. Sales of ice cream products also increased $8.4 million, primarily driven by strong sales in the Middle East and Australia, as well as the price increase noted above. Partially offsetting these revenue increases was a decline of $1.9 million in other revenues driven by the resale of company-owned restaurants.

	Three months ended				Nine months ended
	September 24, 2011	September 25, 2010	Increase (Decrease)		September 24, 2011	September 25, 2010	Increase (Decrease)
			$	%			$	%

	(In thousands, except percentages)
Occupancy expenses-franchised restaurants	$13,073	12,657	416	3.3%	$38,278	39,147	(869)	(2.2)%
Cost of ice cream products	18,975	16,419	2,556	15.6%	52,795	44,568	8,227	18.5%
General and administrative expenses, net	71,465	59,220	12,245	20.7%	179,408	163,083	16,325	10.0%
Depreciation	6,128	6,211	(83)	(1.3)%	18,350	19,159	(809)	(4.2)%
Amortization	7,001	7,762	(761)	(9.8)%	21,106	25,315	(4,209)	(16.6)%
Impairment charges	163	265	(102)	(38.5)%	1,220	2,955	(1,735)	(58.7)%

Total operating costs and expenses	$116,805	102,534	14,271	13.9%	311,157	294,227	16,930	5.8%

Equity in net income of joint ventures	7,409	7,577	(168)	(2.2)%	12,206	16,013	(3,807)	(23.8)%
Operating income	$54,112	54,574	(462)	(0.8)%	$160,742	149,145	11,597	7.8%

Occupancy expenses for franchised restaurants for the three months ended September 24, 2011 increased $0.4 million, or 3.3%, from the prior year primarily due to lease reserves recorded for closed locations in the current year, offset by a decline in the number of leased properties. The decrease of $0.9 million, or 2.2%, in occupancy expense for franchised restaurants for the nine months ended September 24, 2011 primarily resulted from a decline in the number of leased properties.

Cost of ice cream products for the three and nine months ended September 24, 2011 increased 15.6% and 18.5%, respectively, as compared to increases in sales of ice cream products of 9.3% and 12.9%, respectively. The higher percentage increases in cost of ice cream products were primarily the result of unfavorable commodity prices and foreign exchange, slightly offset by increases in selling price.

The increases in general and administrative expenses of $12.2 million and $16.3 million for the three and nine months ended September 24, 2011, respectively, were driven by an expense of $14.7 million related to the termination of the Sponsor management agreement upon completion of the Company’s initial public offering. Due to the termination of the Sponsor management agreement, the Company will no longer incur the $3.0 million annual management fee expense. Also contributing to the increases was a $2.6 million share-based compensation expense recorded upon completion of the initial public offering related to approximately 0.8 million restricted shares granted to employees that were not eligible to vest until completion of an initial public offering or change of control (performance condition). No future expense will be recorded related to this tranche of restricted shares. Personnel costs, excluding stock compensation, also increased $2.4 million and $9.8 million for the three and nine months ended September 24, 2011, respectively, related to investment in our Dunkin’ Donuts U.S. contiguous growth strategy and higher projected incentive compensation payouts, offset by prior year costs associated with our executive chairman transition. Offsetting these increases were declines of $4.0 million and $5.5 million in professional fees and legal costs for the three and nine months ended September 24, 2011, respectively, driven by reduced information technology expenses and legal settlement reserves. Additionally, cost of sales for company-owned restaurants declined $2.7 million and $5.5 million for the three and nine months ended September 24, 2011, respectively, due to the resale of restaurants to franchisees.

The declines in depreciation expense for the three and nine months ended September 24, 2011 resulted primarily from assets becoming fully depreciated and the write-off of leasehold improvements upon terminations of lease agreements, slightly offset by depreciation on capital purchases.

The decrease in amortization expense for the three and nine months ended September 24, 2011 was driven by a license right intangible asset becoming fully amortized in July 2010, as well as terminations of lease agreements in the normal course of business resulting in the write-off of favorable lease intangible assets, which thereby reduced future amortization.

The decreases in impairment charges for the three and nine months ended September 24, 2011 resulted from the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.

Equity in net income of joint ventures for the three months ended September 24, 2011 remained relatively flat with the prior year, decreasing less than $0.2 million, or 2.2%. The decline in equity in net income of joint ventures for the nine months ended September 24, 2011 of $3.8 million, or 23.8%, was driven by higher expenses for our South Korea joint venture and a negative impact of the March 2011 earthquake and tsunami on the Japan joint venture’s results.

	Three months ended				Nine months ended
	September 24, 2011	September 25, 2010	Increase (Decrease)		September 24, 2011	September 25, 2010	Increase (Decrease)
			$	%			$	%

	(In thousands, except percentages)
Interest expense, net	$23,927	25,611	(1,684)	(6.6)%	$86,502	80,598	5,904	7.3%
Loss on debt extinguishment and refinancing transactions	18,050	—	18,050	n/a	34,222	3,693	30,529	826.7%
Other losses, net	423	4	419	10,475.0%	11	33	(22)	(66.7)%

Total other expense	$42,400	25,615	16,785	65.5%	$120,735	84,324	36,411	43.2%

The decrease in net interest expense for the three months ended September 24, 2011 resulted primarily from a reduction in the average cost of borrowing due to the refinancing and re-pricing transactions, offset by an increase in the weighted average long-term debt outstanding. The increase in net interest expense for the nine months ended September 24, 2011 resulted primarily from the impact of incremental long-term debt outstanding exceeding the benefits resulting from reductions in the average cost of borrowing, specifically in the first quarter of 2011 prior to completing all re-pricing transactions and prior to the full repayment of the senior notes. As the senior notes were fully repaid upon completion of the initial public offering on August 1, 2011, interest expense is expected to decrease in the future. Based on long-term debt principal outstanding at September 24, 2011 of $1.49 billion and a stated interest rate of 4.00% as of that date, quarterly stated interest expense on long-term debt for the next quarter will be approximately $16.2 million, representing 14 weeks of expense, as compared to stated interest expense on long-term debt recorded during the three months ended September 24, 2011 of $22.1 million, representing 13 weeks of expense.

The loss on debt extinguishment and refinancing transactions for the three months ended September 24, 2011 resulted from the completion of the initial public offering and related repayment of senior notes during the period, consisting primarily of the write-off of deferred financing costs paid and original issue discount related to the senior notes of $13.2 million, a prepayment premium on the senior notes of $1.9 million, and a re-pricing fee related to the senior credit facility that was contingent upon completion of the initial public offering of $3.0 million. Additionally, the loss on debt extinguishment for the nine months ended September 24, 2011 included losses related to the term loan re-pricing and upsize transactions completed in the first and second quarters of 2011, totaling $10.9 million related to the senior notes and $5.3 million related to the term loans. The loss on debt extinguishment recorded during the nine months ended September 25, 2010 resulted from the voluntary retirement of long-term securitization debt, which resulted in a $3.7 million loss.

Other losses, net, for the three and nine months ended September 24, 2011 were unfavorably impacted by fluctuations in the U.S. dollar against the Canadian dollar as compared to the corresponding periods in the prior year.

	Three months ended		Nine months ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010

	($ in thousands, except percentages)
Income before income taxes	$11,712	$28,959	$40,007	$64,821
Provision for income taxes	4,300	10,117	17,156	22,704
Effective tax rate	36.7%	34.9%	42.9%	35.0%

The increase in the effective tax rate for the three and nine months ended September 24, 2011 was primarily attributable to lower projected permanent differences for fiscal year 2011 related to our joint ventures and other foreign taxes, as well as a higher blended state tax rate. In addition, the effective tax rate for the nine months ended September 24, 2011 was impacted by enacted increases in state tax rates, which resulted in additional deferred tax expense of approximately $1.9 million in the nine months ended September 24, 2011.

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

Dunkin’ Donuts U.S.

	Three months ended				Nine months ended
	September 24, 2011	September 25, 2010	Increase (Decrease)		September 24, 2011	September 25, 2010	Increase (Decrease)
			$	%			$	%

	(In thousands, except percentages)
Royalty income	$80,659	74,318	6,341	8.5%	$228,285	214,393	13,892	6.5%
Franchise fees	9,653	4,277	5,376	125.7%	20,443	11,873	8,570	72.2%
Rental income	22,259	21,851	408	1.9%	65,588	65,173	415	0.6%
Other revenues	1,327	15	1,312	8,746.7%	3,189	1,173	2,016	171.9%

Total revenues	113,898	100,461	13,437	13.4%	317,505	292,612	24,893	8.5%
Segment profit	88,992	72,335	16,657	23.0%	242,305	213,568	28,737	13.5%

The increases in Dunkin’ Donuts U.S. revenues for the three and nine months ended September 24, 2011 were primarily driven by increases in royalty income of $6.3 million and $13.9 million, respectively, as a result of increases in systemwide sales, as well as increases in franchise fees of $5.4 million and $8.6 million, respectively, as a result of increased franchise renewal income. Also contributing to the increases in Dunkin’ Donuts U.S. revenues for the three and nine months ended September 24, 2011 were increases in other revenues of $1.3 million and $2.0 million, respectively, resulting primarily from franchisee incentives paid in the prior year recorded as reductions to revenue, as well as an increase in gains on refranchising transactions.

The increases in Dunkin’ Donuts U.S. segment profit for the three and nine months ended September 24, 2011 was primarily driven by the increases in total revenues of $13.4 million and $24.9 million, respectively. Also contributing to the increases in segment profit for the three and nine months ended September 24, 2011 were decreases of $4.4 million and $4.7 million, respectively, in professional fees, legal, and other general and administrative costs due to reduced legal settlement costs and reduced bad debt expenses. Additionally, the increase in segment profit for the nine months ended September 24, 2011 resulted from a decline in occupancy expenses of $0.8 million driven by additional lease reserves recorded in the prior year and a decline in the number of leased locations. Offsetting these increases in segment profit were increases of $1.0 million and $1.8 million in personnel costs and travel for the three and nine months ended September 24, 2011, respectively, related to investment in our Dunkin’ Donuts U.S. contiguous growth strategy and higher projected incentive compensation payouts.

Dunkin’ Donuts International

	Three months ended				Nine months ended
	September 24, 2011	September 25, 2010	Increase (Decrease)		September 24, 2011	September 25, 2010	Increase (Decrease)
			$	%			$	%

	(In thousands, except percentages)
Royalty income	$3,175	2,810	365	13.0%	$9,472	8,289	1,183	14.3%
Franchise fees	405	689	(284)	(41.2)%	1,645	1,607	38	2.4%
Rental income	49	74	(25)	(33.8)%	213	226	(13)	(5.8)%
Other revenues	40	(21)	61	(290.5)%	39	15	24	160.0%

Total revenues	3,669	3,552	117	3.3%	11,369	10,137	1,232	12.2%
Segment profit	2,496	3,696	(1,200)	(32.5)%	8,826	10,944	(2,118)	(19.4)%

The increases in Dunkin’ Donuts International revenues for the three and nine months ended September 24, 2011 resulted primarily from increases in royalty income of $0.4 million and $1.2 million, respectively, driven by the increase in systemwide sales. Offsetting the increased revenues for the three months ended September 24, 2011 was a decrease of $0.3 million in franchise fees driven by fewer store openings.

The decreases in Dunkin’ Donuts International segment profit for the three and nine months ended September 24, 2011 were primarily driven by declines in income from the South Korea joint venture of $1.0 million and $2.5 million, respectively, as well as increases in personnel costs and travel of $0.2 million and $0.8 million, respectively. These declines in segment profit were offset by the respective increases in total revenues.

Baskin-Robbins U.S.

	Three months ended				Nine months ended
	September 24, 2011	September 25, 2010	Increase (Decrease)		September 24, 2011	September 25, 2010	Increase (Decrease)
			$	%			$	%

	(In thousands, except percentages)
Royalty income	$7,488	7,491	(3)	0.0%	$20,105	20,545	(440)	(2.1)%
Franchise fees	357	333	24	7.2%	1,032	793	239	30.1%
Rental income	1,180	1,283	(103)	(8.0)%	3,582	3,924	(342)	(8.7)%
Sales of ice cream products	566	607	(41)	(6.8)%	1,694	1,807	(113)	(6.3)%
Other revenues	2,412	2,594	(182)	(7.0)%	6,999	7,398	(399)	(5.4)%

Total revenues	12,003	12,308	(305)	(2.5)%	33,412	34,467	(1,055)	(3.1)%
Segment profit	6,963	8,761	(1,798)	(20.5)%	18,189	23,387	(5,198)	(22.2)%

The declines in Baskin-Robbins U.S. revenues for the three and nine months ended September 24, 2011 primarily resulted from declines in royalty income and licensing income, consistent with the declines in systemwide sales. Additionally, rental income declined for both the three and nine month periods due to a reduction in the number of leased locations.

Baskin-Robbins U.S. segment profit for the three and nine months ended September 24, 2011 declined as a result of increased other general and administrative expenses of $1.3 million and $3.7 million, respectively, primarily related to the roll-out of a new point-of-sale system for Baskin-Robbins franchisees, as well as additional contributions to the Baskin-Robbins advertising fund to support national brand-building advertising. In addition to the declines in revenues, segment profit also declined due to increased personnel costs and travel of $0.2 million and $0.6 million for the three and nine months ended September 24, 2011, respectively. For the nine months ended September 24, 2011, these declines in segment profit were offset by a $0.2 million decrease in occupancy costs due to a reduction in the number of leased locations.

Baskin-Robbins International

	Three months ended				Nine months ended
	September 24, 2011	September 25, 2010	Increase (Decrease)		September 24, 2011	September 25, 2010	Increase (Decrease)
			$	%			$	%

	(In thousands, except percentages)
Royalty income	$2,489	1,954	535	27.4%	$6,617	4,642	1,975	42.5%
Franchise fees	336	253	83	32.8%	1,061	878	183	20.8%
Rental income	157	145	12	8.3%	461	423	38	9.0%
Sales of ice cream products	25,025	22,808	2,217	9.7%	71,838	63,309	8,529	13.5%
Other revenues	83	118	(35)	(29.7)%	172	438	(266)	(60.7)%

Total revenues	28,090	25,278	2,812	11.1%	80,149	69,690	10,459	15.0%
Segment profit	14,453	13,923	530	3.8%	33,069	34,891	(1,822)	(5.2)%

The growth in Baskin-Robbins International revenues for the three and nine months ended September 24, 2011 resulted from an increase in sales of ice cream products of $2.2 million and $8.5 million, respectively, which was primarily driven by strong sales in the Middle East and Australia, as well as a December 2010 price increase that was implemented to offset higher commodity costs. Royalty income also increased $0.5 million and $2.0 million for the three and nine months ended September 24, 2011, respectively, primarily as a result of higher sales and additional royalties earned in Australia directly from franchisees following the termination of a master license agreement, as well as higher sales in Japan and South Korea.

The increase in Baskin-Robbins International segment profit of $0.5 million for the three months ended September 24, 2011 resulted primarily from a $0.8 million increase in joint venture income related to the Baskin-Robbins businesses in South Korea and Japan, the $0.5 million increase in royalty income noted above, and a $0.3 million decrease in other general and administrative expenses as a result of reduced bad debt expenses. Offsetting these increases in segment profit were a $0.7 million increase in personnel costs and travel, as well as a $0.4 million decline in net margin on ice cream sales driven by unfavorable commodity costs and foreign exchange.

The decline in Baskin-Robbins International segment profit of $1.8 million for the nine months ended September 24, 2011 resulted primarily from an increase in personnel costs and travel of $2.2 million and a decrease in joint venture income of $1.3 million for the Baskin-Robbins businesses in South Korea and Japan. The decline in joint venture income for Japan primarily resulted from the March 2011 earthquake and tsunami, while South Korea joint venture income declined as a result of increased operating expenses. Offsetting these declines in segment profit was an increase in royalty income of $2.0 million, as noted above.

Liquidity and Capital Resources

As of September 24, 2011, we held $181.8 million of cash and cash equivalents, which included $69.7 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of September 24, 2011, we had a borrowing capacity of $88.9 million under our $100.0 million revolving credit facility. During the nine months ended September 24, 2011, net cash provided by operating activities was $71.0 million, as compared to $92.2 million for the nine months ended September 25, 2010. Net cash provided by operating activities for the nine months ended September 25, 2010 included a cash inflow of $18.2 million resulting from fluctuations in restricted cash balances related to our securitization indebtedness. Following the redemption and discharge of the securitization indebtedness in the fourth quarter of 2010, such amounts are no longer restricted, and therefore, there was no operating cash flow impact from restricted cash for the nine months ended September 24, 2011.

Net cash provided by operating activities of $71.0 million during the nine months ended September 24, 2011 was primarily driven by net income of $22.9 million (increased by depreciation and amortization of $39.5 million and $29.3 million of other net non-cash reconciling adjustments) and dividends received from joint ventures of $7.4 million, offset by $28.0 million of changes in operating assets and liabilities. During the nine months ended September 24, 2011, we invested $12.8 million in capital additions to property and equipment. Net cash used in financing activities was $12.2 million during the nine months ended September 24, 2011, driven primarily by the repayment of long-term debt, net of proceeds from additional borrowings under the term loans, totaling $385.4 million and costs associated with the term loan re-pricing and upsize transactions of $20.1 million, offset by proceeds from our initial public offering, net of offering costs paid, of $390.1 million and proceeds from other issuances of common stock of $3.2 million.

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

On August 1, 2011, the Company completed an initial public offering in which we sold 22,250,000 shares of common stock at an initial public offering price of $19.00 per share, resulting in net proceeds to the Company of approximately $390.0 million after deducting underwriter discounts and commissions and offering-related expenses paid or payable by the Company. The Company used a portion of the net proceeds from the initial public offering to redeem the remaining $375.0 million aggregate principal amount of the senior notes at 100.5% plus accrued and unpaid interest, with the remaining net proceeds being used for working capital and general corporate purposes.

The senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes a term loan facility and a revolving credit facility. Following the May 2011 amendment, the aggregate borrowings available under the senior secured credit facility are approximately $1.6 billion, consisting of a full-drawn approximately $1.5 billion term loan facility and an undrawn $100.0 million revolving credit facility under which there was $88.9 million in available borrowings and $11.1 million of letters of credit outstanding as of September 24, 2011. Borrowings under the term loan bear interest, payable at least quarterly. The senior secured credit facility requires principal amortization repayments to be made on term loan borrowings equal to approximately $15.0 million per calendar year, payable in quarterly installments through September 2017. The final scheduled principal payment on the outstanding borrowings under the term loan is due in November 2017. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least quarterly. We also pay a 0.50% commitment fee per annum on the unused portion of the revolver. The fee for letter of credit amounts outstanding is 3.00%. The revolving credit facility expires in November 2015.

As of September 24, 2011, borrowings under the senior credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate (c) the LIBOR rate plus 1%, and (d) 2.00% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.00%. The applicable margin under the senior credit facility is 2.00% for loans based upon the base rate and 3.00% for loans based upon the LIBOR rate.

The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio of debt to adjusted EBITDA (the “leverage ratio”) and a minimum ratio of adjusted EBITDA to interest expense (the “interest coverage ratio”), each of which becomes more restrictive over time. For fiscal year 2011, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 8.60 to 1.00 and a minimum interest coverage ratio of 1.45 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization and impairment of long-lived assets, as adjusted, with respect to the twelve months ended September 24, 2011, for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income/(loss), operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of September 24, 2011, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 4.6 to 1 and an interest coverage ratio of 2.7 to 1, which were calculated for the twelve months ended September 24, 2011 based upon the adjustments to EBITDA, as provided for under the terms of our senior credit facility. The following is a reconciliation of our net income to such adjusted EBITDA for the twelve months ended September 24, 2011 (in thousands):

Twelve months ended September 24, 2011

Net income	$7,595
Interest expense	119,021
Income tax expense (benefit)	(12,963)
Depreciation and amortization	52,808
Impairment of long-lived assets	5,340

EBITDA	$171,801
Adjustments:
Non-cash adjustments(a)	$6,941
Transaction costs(b)	1,845
Sponsor management fees(c)	17,170
Loss on debt extinguishment and refinancing transactions(d)	92,484
Senior executive transition and severance(e)	883
New market entry(f)	1,218
Franchisee-related restructuring(g)	860
Technology and market related initiatives(h)	4,612
Other(i)	2,903

Total adjustments	$128,916

Adjusted EBITDA	$300,717

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.
(b)	Represents direct and indirect cost and expenses related to the Company’s refinancing, dividend, and initial public offering transactions.
(c)	Represents annual fees paid to the Sponsors under a management agreement, which terminated upon the consummation of the initial public offering in July 2011.
(d)	Represents gains/losses recorded and related transaction costs associated with the refinancing of long-term debt, including the write-off of deferred financing costs and original issue discount, as well as pre-payment premiums.
(e)	Represents severance and related benefits costs associated with non-recurring reorganizations.
(f)	Represents one-time costs and fees associated with entry into new markets.
(g)	Represents one-time costs of franchisee-related restructuring programs.
(h)	Represents costs associated with various franchisee information technology and one-time market research programs.
(i)	Represents the net impact of other non-recurring and individually insignificant adjustments.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 24, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 24, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

There have been no material changes from the risk factors disclosed in the Prospectus, except as noted below.

Our tax returns and positions are subject to review and audit by federal, state and local taxing authorities and adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

The federal income tax returns of the Company for fiscal years 2006, 2007, 2008 and 2009 are currently under audit by the Internal Revenue Service (“IRS”), and the IRS has proposed adjustments for fiscal years 2006 and 2007 to increase our taxable income as it relates to our gift card program, specifically to record taxable income upon the activation of gift cards. We have filed a protest to the IRS’s proposed adjustments, and we believe we have alternative grounds to appeal or settle on should this position be denied (see Note 12 of the notes to our unaudited consolidated financial statements included elsewhere herein). As described in Note 12 of the notes to our unaudited consolidated financial statements included herein, if the IRS were to prevail in this matter the proposed adjustments would result in additional taxable income of approximately $58.9 million for fiscal years 2006 and 2007 and approximately $26.5 million of additional federal and state taxes and interest owed, net of federal and state benefits. If the IRS prevails, a cash payment would be required and the additional taxable income would represent temporary differences that will be deductible in future years. Therefore, the potential tax expense attributable to the IRS adjustments for fiscal years 2006 and 2007 would be limited to $2.9 million, consisting of federal and state interest, net of federal and state benefits. In addition, if the IRS were to prevail in respect of fiscal years 2006 and 2007 it is likely to make similar claims for years subsequent to fiscal 2007 and the potential additional federal and state taxes and interest owed, net of federal and state benefits, for fiscal years 2008, 2009 and 2010, computed on a similar basis to the IRS method used for fiscal years 2006 and 2007, and factoring in for the timing of our gift card uses and activations, would be approximately $19.6 million. The corresponding potential tax expense impact attributable to these later fiscal years, 2008 through 2010, would be approximately $0.7 million. In October 2011, representatives of the Company met with the IRS appeals officer. Based on that meeting, the Company proposed a settlement related to this issue and is awaiting a response from the IRS. If our settlement proposal is accepted as presented, we expect to make a cash tax payment in an amount that is less than the amounts proposed by the IRS to cumulatively adjust our tax method of accounting for our gift card program through the tax year ended December 25, 2010. No assurance can be made that a settlement can be reached, or that we will otherwise prevail in the final resolution of this matter. An unfavorable outcome from any tax audit could result in higher tax costs, penalties, and interests, thereby negatively and adversely impacting our financial condition, results of operations, or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

During the fiscal quarter ended September 24, 2011, we issued 29,282 shares of our common stock upon the exercise of outstanding stock options by certain of our employees for an aggregate purchase price of $129,407.

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

DUNKIN’ BRANDS GROUP, INC.

Date: November 1, 2011	By:	/s/ Nigel Travis
Nigel Travis, Chief Executive Officer