Form 10-K
period 2011-12-31
DUNKIN' BRANDS GROUP, INC.
filed 2012-02-24
CIK 1357204

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number 001-35258

DUNKIN’ BRANDS GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-4145825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Royall Street

Canton, Massachusetts 02021

(Address of principal executive offices) (zip code)

(781) 737-3000

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of Dunkin’ Brands Group, Inc. computed by reference to the closing price of the registrant’s common stock on the NASDAQ Global Select Market as of July 27, 2011, was approximately $751 million.

As of February 17, 2012, 120,153,097 shares of common stock of the registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements

This report on Form 10-K, as well as other written reports and oral statements that we make from time to time, includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can generally be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “seeks,” “projects,” “intends,” “plans,” “may,” “will” or “should” or, in each case, their negative or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC.

Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate, are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update any forward-looking statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments.

PART I

Item 1. Business .

Our Company

We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With approximately 16,800 points of distribution in 58 countries, we believe that our portfolio has strong brand awareness in our key markets.

We believe that our nearly 100% franchised business model offers strategic and financial benefits. For example, because we do not own or operate a significant number of stores, our Company is able to focus on menu innovation, marketing, franchisee coaching and support, and other initiatives to drive the overall success of our brand. Financially, our franchised model allows us to grow our points of distribution and brand recognition with limited capital investment by us.

We operate our business in four segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins International and Baskin-Robbins U.S. In 2011, our Dunkin’ Donuts segments generated revenues of $453.0 million, or 75% of our total segment revenues, of which $437.7 million was in the U.S. segment and $15.3 million was in the international segment. In 2011, our Baskin-Robbins segments generated revenues of $150.3 million, of which $108.6 million was in the international segment and $41.7 million was in the U.S. segment. As of December 31, 2011, there were 10,083 Dunkin’ Donuts points of distribution, of which 7,015 were in the U.S. and 3,068 were international, and 6,711 Baskin-Robbins points of distribution, of which 4,254 were international and 2,457 were in the U.S. Our points of distribution consist of traditional end-cap, in-line and stand-alone restaurants, many with drive thrus, and gas and convenience locations, as well as alternative points of distribution (“APODs”), such as full- or self-service kiosks in grocery stores, hospitals, airports, offices, colleges and other smaller-footprint properties.

We generate revenue from four primary sources: (i) royalties and fees associated with franchised restaurants; (ii) rental income from restaurant properties that we lease or sublease to franchisees; (iii) sales of ice cream and ice cream products to franchisees in certain international markets; and (iv) other income including fees for the licensing of the Dunkin’ Donuts brand for products sold in non-franchised outlets (such as retail packaged coffee) and the licensing of the rights to manufacture Baskin-Robbins ice cream to a third party for ice cream and related products sold to U.S. franchisees; as well as refranchising gains, transfer fees from franchisees, revenue from our company-owned restaurants and online training fees.

Our history

Both of our brands have a rich heritage dating back to the 1940s, when Bill Rosenberg founded his first restaurant, subsequently renamed Dunkin’ Donuts, and Burt Baskin and Irv Robbins each founded a chain of ice cream shops that eventually combined to form Baskin-Robbins. Baskin-Robbins and Dunkin’ Donuts were individually acquired by Allied Domecq PLC in 1973 and 1989, respectively. The brands were organized under the Allied Domecq Quick Service Restaurants subsidiary, which was renamed Dunkin’ Brands, Inc. in 2004. Allied Domecq was acquired in July 2005 by Pernod Ricard S.A. Pernod Ricard made the decision to divest Dunkin’ Brands in order to remain a focused global spirits company. As a result, in March of 2006, we were acquired by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”) through a holding company that was incorporated in Delaware on November 22, 2005, and was later renamed Dunkin’ Brands Group, Inc. In July 2011, we issued and sold 22,250,000 shares of common stock and certain of our stockholders sold 3,337,500 shares of common stock at a price of $19.00 per share in our initial public offering (the “IPO”). Upon the completion of the IPO, our common stock became listed on the NASDAQ Global Select Market under the symbol “DNKN.”

Our competitive business strengths

We attribute our success in the QSR segment to the following strengths:

Strong and established brands with leading market positions

We believe our brands have well-established reputations for delivering high-quality beverage and food products at a good value through convenient locations with fast and friendly service. Today both brands are leaders in their respective QSR categories, with aided brand awareness (where respondents are provided with brand names and asked if they have heard of them) of 92% for Baskin-Robbins and 94% for Dunkin’ Donuts in the U.S., and a growing presence overseas.

In addition to our leading U.S. market positions, for the sixth consecutive year, Dunkin’ Donuts was recognized in 2012 by Brand Keys, a customer satisfaction research company, as #1 in the U.S. on its Customer Loyalty Engagement IndexSM in the coffee category.

Franchised business model provides a platform for growth

Nearly 100% of our locations are franchised, allowing us to focus on our brand differentiation and menu innovation, while our franchisees expand our points of distribution with operational guidance from us. Gross store openings in fiscal 2011 were 374 for Dunkin’ Donuts U.S., 341 for Dunkin’ Donuts International, 571 for Baskin-Robbins International and 49 for Baskin-Robbins U.S. Expansion requires limited financial investment by us, given that new store development and substantially all of our store advertising costs are funded by our franchisees. Consequently, we achieved an operating income margin of approximately 33% in fiscal 2011. For our domestic businesses, our revenues are largely derived from royalties based on a percentage of franchisee sales rather than their net income, as well as contractual lease payments and other franchise fees. We seek to mitigate the challenges of a franchised business model, including a lack of direct control over day-to-day operations in our stores and restaurant development, which could prevent us from being able to quickly and unilaterally grow our business or scale back operations, through our team of more than 400 operational employees who support our franchisees and restaurant managers along with our training and monitoring programs.

Store-level economics generate franchisee demand for new Dunkin’ Donuts restaurants in the U.S.

In the U.S., new traditional format Dunkin’ Donuts stores opened during fiscal 2010, excluding gas and convenience locations, generated average weekly sales of approximately $16,400, or annualized unit volumes of approximately $855,000, while the average capital expenditure required to open a new traditional restaurant site in the U.S., excluding gas and convenience locations, was approximately $474,000 in 2010. We offer our franchisees significant operational support by aiming to continuously improve restaurant profitability. One example is supporting their supply chain, where we believe we have facilitated approximately $247 million in franchisee cost reductions between fiscal 2008 and 2011 primarily through strategic sourcing, as well as other initiatives, such as rationalizing the number of product offerings to reduce waste and reducing costs on branded packaging by reducing the color mix in graphics. We believe that the majority of these cost savings represent sustainable improvements to our franchisees’ supply costs, with the remainder dependent upon the outcome of future supply contract re-negotiations, which typically occur every two to four years. However, there can be no assurance that these cost reductions will be sustainable in the future. While we do not directly benefit from improvements in store-level profitability, we believe that strong store-level economics are important to our ability to attract and retain successful franchisees and grow our business. Of our fiscal 2011 openings and existing commitments, approximately 91% have been made by existing franchisees who are able, in many cases, to use cash flow generated from their existing restaurants to fund a portion of their expansion costs.

As a result of Dunkin’ Donuts’ franchisee store-level economics and strong brand appeal, we are able to maintain a robust new restaurant pipeline. During 2011, our franchisees opened 243 net new Dunkin’ Donuts points of distribution in the U.S. Based on the commitments we have secured or expect to secure, we anticipate the opening of approximately 260 to 280 net new points of distribution in the U.S. in 2012. Consistent with our overall points of distribution mix, we expect that approximately 75% of our Dunkin’ Donuts openings in the U.S. will be traditional format restaurants; however, this percentage may be higher or lower in any given year as a result of specific development initiatives or other factors.

We believe our strong store-level economics and our track record of performance through economic cycles have resulted in a diverse and stable franchisee base, in which the largest franchisee in the U.S. owns no more than 3.6% of the U.S. Dunkin’ Donuts points of distribution and domestic franchisees operate, on average, 6.1 points of distribution in the U.S. Similarly, no Baskin-Robbins franchisee in the U.S. owns more than 1.0% of the U.S. Baskin-Robbins points of distribution, and domestic franchisees operate, on average, 1.8 points of distribution in the U.S.

Highly experienced management team

Our senior management team has significant QSR, foodservice and franchise company experience. Prior to joining Dunkin’ Brands, our CEO Nigel Travis served as the CEO of Papa John’s International Inc. and previously held numerous senior positions at Blockbuster Inc. and Burger King Corporation. John Costello, our Chief Global Marketing & Innovation Officer, joined Dunkin’ Brands in 2009 having previously held leadership roles at The Home Depot, Sears, Yahoo!, Nielsen Marketing Research and Procter & Gamble. Paul Twohig, our Dunkin’ Donuts U.S. Chief Operating Officer, joined in October 2009 having previously held senior positions at Starbucks Corporation and Panera Bread Company. Our CFO Neil Moses joined in November 2010, having previously held numerous senior positions with public companies, including, most recently, CFO of Parametric Technology Corporation. Giorgio Minardi, our President of International, joined Dunkin’ Brands in February 2012 having previously held senior leadership positions at the Autogrill Group, McDonald’s Corporation and Burger King Corporation.

Our growth strategy

We believe there are significant opportunities to grow our brands globally, further support the profitability of our franchisees, expand our leadership in the coffee, baked goods and ice cream categories of the QSR segment of the restaurant industry, and deliver shareholder value by executing on the following strategies:

Increase comparable store sales and profitability in Dunkin’ Donuts U.S.

Our largest operating segment, Dunkin’ Donuts U.S., has experienced positive comparable store sales growth in eight of the last ten fiscal years. We ended fiscal year 2011 with comparable store sales growth of 5.1%, which was our highest annual comparable store sales growth since 2005, and 7.4% for the fourth quarter of 2011, which was our highest quarterly performance in the past seven years. We intend to continue building on our comparable store sales growth momentum and improve profitability through the following initiatives:

Further increase coffee and beverage sales. Since the late 1980s, we have transformed Dunkin’ Donuts into a coffee-focused brand and have developed a significantly enhanced menu of beverage products, including Coolattas®, espressos, iced lattes and flavored coffees. Approximately 60% of Dunkin’ Donuts U.S. franchisee-reported sales for fiscal 2011 were generated from coffee and other beverages, which we believe generate increased customer visits to our stores and higher unit volumes, and which produce higher margins than our other products. We plan to increase our coffee and beverage revenue through continued new product innovations and related marketing, including advertising campaigns such as “America Runs on Dunkin’” and “What are you Drinkin’?”

In the summer of 2011, Dunkin’ Donuts began offering 14-count boxes of authentic Dunkin’ Donuts coffee in Keurig® K-Cups, exclusively sold at participating Dunkin’ Donuts restaurants across the U.S. Using coffee sourced and roasted to Dunkin’ Donuts’ exacting specifications, Dunkin’ K-Cup portion packs are available in five popular Dunkin’ Donuts flavors, including Original Blend, Dunkin’ Decaf, French Vanilla, Hazelnut and Dunkin’ Dark®. In addition, participating Dunkin’ Donuts restaurants offer, on occasion, Keurig Single-Cup Brewers for sale. We believe this alliance is a significant long-term growth opportunity that will generate incremental sales and profits for our Dunkin’ Donuts franchisees. We believe there has been no significant cannibalization of our other coffee business to date from the sale of K-Cups.

Extend leadership in breakfast daypart while growing afternoon daypart. As we maintain and grow our current leading market position in the breakfast daypart through innovative bakery and breakfast sandwich products like the Big N’ ToastedTM and the Wake-Up Wrap®, we plan to expand Dunkin’ Donuts’ position in the afternoon daypart (between 2:00 p.m. and 5:00 p.m.), which currently represents only approximately 12% of our franchisee-reported sales. We believe that our extensive coffee- and beverage-based menu, coupled with new “hearty snack” introductions, such as bakery sandwiches and tuna and chicken salad sandwiches, positions us for further growth in this daypart. We believe this will require minimal additional capital investment by our franchisees.

Continue to develop enhancements in restaurant operations. We will continue to maintain a highly operations-focused culture to help our franchisees maximize the quality and consistency of their customers’ in-store experience, as well as to increase franchisee profitability. In support of this, we have enhanced initial and ongoing restaurant manager and crew training programs and developed new in-store planning and tracking technology tools to assist our franchisees. As evidence of our recent success in these areas, over 164,000 respondents, representing approximately 93% of all respondents, to our Guest Satisfaction Survey program in December 2011 rated their overall experience as “Satisfied” or “Highly Satisfied.”

Continue Dunkin’ Donuts U.S. contiguous store expansion

We believe there is a significant opportunity to grow our points of distribution for Dunkin’ Donuts in the U.S. given the strong potential outside of the Northeast region to increase our per-capita penetration to levels closer to those in our core markets. Our development strategy resulted in 243 net new U.S. store openings in fiscal 2011. In 2012, we expect our franchisees to open an additional 260 to 280 net new points of distribution in the U.S., principally in existing developed markets. We believe that our strategy of focusing on contiguous growth has the potential to, over approximately the next 20 years, more than double our current U.S. footprint and reach a total of 15,000 points of distribution in the U.S. The following table details our per-capita penetration levels in our U.S. regions.

Region	Population (in millions)	Stores[1]	Penetration
Core	36.0	3,768	1:9,560
Eastern Established.	53.8	2,227	1:24,160
Eastern Emerging	88.7	891	1:99,600
West	130.0	129	1:1,008,100

[1]	As of December 31, 2011

Increase penetration in existing markets. In our traditional core markets of New England and New York, we now have one Dunkin’ Donuts store for every 9,560 people. In the near term, we intend to focus our development on other markets east of the Mississippi River, where we currently have only approximately one Dunkin’ Donuts store for every 99,600 people. In certain established Eastern U.S. markets outside of our core markets, such as Philadelphia, Chicago and South Florida, we have already achieved per-capita penetration of greater than one Dunkin’ Donuts store for every 24,160 people.

Expand into new markets using a disciplined approach. We believe that the Western part of the U.S. represents a significant growth opportunity for Dunkin’ Donuts. However, we believe that a disciplined approach to development is the best one for our brand and franchisees. Specifically, in the near term, we intend to focus on development in markets that are adjacent to our existing base, and generally move westward in a contiguous fashion to less penetrated markets, providing for marketing and supply chain efficiencies within each new market.

Focus on store-level economics. In recent years, we have undertaken significant initiatives to further enhance store-level economics for our franchisees, including reducing the cash investment for new stores, increasing beverage sales, lowering supply chain costs and implementing more efficient store management systems. We believe these initiatives have further increased franchisee profitability. For example, we reduced the upfront capital expenditure costs to open an end-cap restaurant with a drive-thru by approximately 24% between fiscal 2008 and fiscal 2011. Additionally, between fiscal 2008 and 2011 we believe we have facilitated approximately $247 million in franchisee cost reductions primarily through strategic sourcing, as well as through other initiatives, such as rationalizing the number of product offerings to reduce waste and reducing costs on branded packaging by reducing the color mix in graphics. We recently entered into an agreement with our franchisee-owned supply chain cooperative that provides for a three-year phase in of flat invoice pricing across the franchise system, which, coupled with the cost reductions noted above, should lead to cost savings across the entire franchise system. We believe that this will be one of the drivers of our contiguous development strategy, by improving store-level economics in all markets, but particularly in newer markets where our growth is targeted. Store-level economics have also continued to benefit from increased national marketing and from the introduction of Dunkin’ K-Cups into our restaurants. We will continue to focus on these initiatives to further enhance operating efficiencies.

Drive accelerated international growth of both brands

We believe there is a significant opportunity to grow our points of distribution for both brands in international markets. Our international expansion strategy has resulted in more than 3,500 net new openings in the last ten years.

The key elements of our future international development strategy are:

Grow in our existing core markets. Our international development strategy for both brands includes growth in our existing core markets. For the Dunkin’ Donuts brand, we intend to focus on growth in South Korea and the Middle East, where we currently have 857 and 229 points of distribution, respectively. For Baskin-Robbins, we intend to focus on Japan, South Korea, and key markets in the Middle East. We intend to leverage our operational infrastructure to grow our existing store base of 2,651 Baskin-Robbins points of distribution in these markets. During fiscal 2012, we expect our franchisees to open approximately 350 to 450 net new points of distribution internationally, principally in our existing markets. However, there can be no assurance that our franchisees will be successful in opening this number of, or any, additional points of distribution.

Capitalize on other markets with significant growth potential. We intend to expand in certain international focus markets where our brands do not have a significant store presence, but where we believe there is consumer demand for our products as well as strong franchisee partners. In 2011, we announced an agreement with an experienced QSR franchisee to enter the Indian market with our Dunkin’ Donuts brand. The agreement calls for the development of at least 500 Dunkin’ Donuts restaurants throughout India, the first of which is expected to open by the second quarter of 2012. By teaming with local operators, we believe we are better able to adapt our brands to local business practices and consumer preferences.

Further develop our franchisee support infrastructure. We plan to increase our focus on providing our international franchisees with operational tools and services that can help them to efficiently operate in their markets and become more profitable. For each of our brands, we plan to focus on improving our native-language restaurant training programs and updating existing restaurants for our new international retail restaurant designs. To accomplish this, we are dedicating additional resources to our restaurant operations support teams in key geographies in order to assist international franchisees in improving their store-level operations.

Increase comparable store sales growth of Baskin-Robbins U.S.

In the U.S., Baskin-Robbins’ core strengths are its national brand recognition, 65 years of heritage and its #1 position in the QSR industry for servings of hard serve ice cream. While the Baskin-Robbins U.S. segment has experienced decreasing comparable store sales in three of the last four years, due primarily to increased competition and decreased consumer spending, and the number of Baskin-Robbins U.S. stores has decreased since 2008, we believe that we can capitalize on the brand’s strengths and generate renewed excitement for the brand, through several initiatives including our recently introduced “More Flavors, More FunTM” marketing campaign. In addition, at the restaurant level, we seek to improve sales by focusing on operational and service improvements, by increasing cake and beverage sales, and through product innovation, marketing and technology.

Bill Mitchell leads our Baskin-Robbins U.S. operations, serving as our Senior Vice President and Brand Officer of Baskin-Robbins U.S. Prior to joining us, he served in a variety of management roles over a ten-year period at Papa John’s International, and before that, at Popeyes, a division of AFC Enterprises. Since joining Dunkin’ Brands in August 2010, Mr. Mitchell has led the introduction of technology improvements across the Baskin-Robbins system, which we believe will aid our franchisees in operating their restaurants more efficiently and profitably. Under Mr. Mitchell’s leadership, comparable store sales for Baskin-Robbins U.S. increased 0.5% in fiscal 2011, with the fourth quarter of 2011 yielding comparable store sales growth of 5.8%. Further, over 4,400 respondents, representing approximately 90% of all respondents, to our Guest Satisfaction Survey program in December 2011 rated their overall experience as “Satisfied” or “Extremely Satisfied.”.

Industry overview

According to Technomic Information Services (“Technomic”), the QSR segment of the U.S. restaurant industry accounted for approximately $174 billion of the total $361 billion restaurant industry sales in the U.S. in 2010. The U.S. restaurant industry is generally categorized into segments by price point ranges, the types of food and beverages offered, and service available to consumers. QSR is a restaurant format characterized by counter or drive-thru ordering and limited, or no, table service. QSRs generally seek to capitalize on consumer desires for quality and convenient food at economical prices. Technomic reports that, in 2010, QSRs comprised nine of the top ten chain restaurants by U.S. systemwide sales and ten of the top ten chain restaurants by number of units.

Our Dunkin’ Donuts brand competes in the QSR segment categories and subcategories that include coffee, donuts, muffins, bagels and breakfast sandwiches. In addition, in the U.S., our Dunkin’ Donuts brand has historically focused on the breakfast daypart, which we define to include the portion of each day from 5:00 a.m. until 11:00 a.m. While, according to Consumer Reported Eating Trends (“CREST®”) data, the compound annual growth rate for total QSR daypart visits in the U.S. has been flat over the five-year period ended December 2011, the compound annual growth rate for QSR visits in the U.S. during the breakfast daypart averaged 1% over the same five-year period. There can be no assurance that such growth rates will be sustained in the future.

For the twelve months ended December 2011, there were sales of more than 7.4 billion restaurant servings of coffee in the U.S., 79% of which were attributable to the QSR segment according to CREST® data. Over the years, our Dunkin’ Donuts brand has evolved into a predominantly coffee-based concept, with approximately 60% of Dunkin’ Donuts’ U.S. franchisee-reported sales for fiscal year 2011 generated from coffee and other beverages. We believe QSRs, including Dunkin’ Donuts, are positioned to capture additional coffee market share through an increased focus on coffee offerings.

Our Baskin-Robbins brand competes primarily in QSR segment categories and subcategories that include hard-serve ice cream as well as those that include soft serve ice cream, frozen yogurt, shakes, malts and floats. While both of our brands compete internationally, over 63% of Baskin-Robbins restaurants are located outside of the U.S. and represent the majority of our total international sales and points of distribution.

Our brands

Our brands date back to the 1940s when Bill Rosenberg founded his first restaurant, subsequently renamed Dunkin’ Donuts, and Burt Baskin and Irv Robbins each founded a chain of ice cream shops that eventually combined to form Baskin-Robbins. Dunkin’ Donuts and Baskin-Robbins share the same vision of delivering high-quality beverage and food products at a good value through convenient locations.

Dunkin’ Donuts—U.S.

Dunkin’ Donuts is a leading U.S. QSR concept, with leading market positions in each of the coffee, donut, bagel, muffin and breakfast sandwich categories. Since the late 1980s, Dunkin’ Donuts has transformed itself into a coffee and beverage-based concept and is the national leader in hot regular coffee, with sales of over 1 billion servings of coffee annually. From the fiscal year ended August 31, 2001 to the fiscal year ended December 31, 2011, Dunkin’ Donuts U.S. systemwide sales have grown at an 8.7% compound annual growth rate. There can be no assurance that such growth rates will be sustained in the future. Total U.S. Dunkin’ Donuts points of distribution grew from 3,613 at August 31, 2001 to 7,015 as of December 31, 2011. Approximately 85% of these points of distribution are traditional restaurants consisting of end-cap, in-line and stand-alone restaurants, many with drive-thrus, and gas and convenience locations. In addition, we have APODs, such as full- or self-service kiosks in grocery stores, hospitals, airports, offices and other smaller-footprint properties. We believe that Dunkin’ Donuts continues to have significant growth potential in the U.S. given its strong brand awareness and variety of restaurant formats. For fiscal year 2011, the Dunkin’ Donuts franchise system generated U.S. franchisee-reported sales of $5.9 billion, which accounted for approximately 71.0% of our global franchisee-reported sales, and had 7,015 U.S. points of distribution (including more than 3,100 restaurants with drive-thrus) at period end.

Baskin-Robbins—U.S.

Baskin-Robbins is the #1 QSR chain in the U.S. for servings of hard-serve ice cream and develops and sells a full range of frozen ice cream treats such as cones, cakes, sundaes and frozen beverages. While our Baskin-Robbins U.S. segment has experienced decreasing comparable store sales in three of the last four fiscal years and the number of Baskin-Robbins stores in the U.S. has decreased in each year since 2008, Baskin-Robbins enjoys 92% aided brand awareness in the U.S., and we believe the brand is known for its innovative flavors, popular “Birthday Club” program and ice cream flavor library of over 1,000 different offerings. We believe we can capitalize on the brand’s strengths and generate renewed excitement for the brand. Baskin-Robbins’ “31 flavors”, offering consumers a different flavor for each day of the month, is recognized by ice cream consumers nationwide. For fiscal year 2011, the Baskin-Robbins franchise system generated U.S. franchisee-reported sales of $496 million, which accounted for approximately 5.9% of our global franchisee-reported sales, and had 2,457 U.S. points of distribution at period end.

International operations

Our international business is primarily conducted via joint ventures and country or territorial license arrangements with “master franchisees”, who both operate and sub-franchise the brand within their licensed area. Our international franchise system, predominantly located across Asia and the Middle East, generated franchisee-reported sales of $1.9 billion for fiscal year 2011, which represented 23.1% of Dunkin’ Brands’ global franchisee-reported sales. Dunkin’ Donuts had 3,068 restaurants in 31 countries (excluding the U.S.), representing $636 million of international franchisee-reported sales for fiscal year 2011, and Baskin-Robbins had 4,254 restaurants in 48 countries (excluding the U.S.), representing approximately $1.3 billion of international franchisee-reported sales for the same period. From August 31, 2001 to December 31, 2011, total international Dunkin’ Donuts points of distribution grew from 1,581 to 3,068, and total international Baskin-Robbins points of distribution grew from 2,231 to 4,254. We believe that we have opportunities to continue to grow our Dunkin’ Donuts and Baskin-Robbins concepts internationally in new and existing markets through brand and menu differentiation.

Overview of franchising

Franchising is a business arrangement whereby a service organization, the franchisor, grants an operator, the franchisee, a license to sell the franchisor’s products and services and use its system and trademarks in a given area, with or without exclusivity. In the context of the restaurant industry, a franchisee pays the franchisor for its concept, strategy, marketing, operating system, training, purchasing power and brand recognition.

Franchisee relationships

One of the ways by which we seek to maximize the alignment of our interests with those of our franchisees is by not deriving additional income through serving as the supplier to our domestic franchisees. In addition, because the ability to execute our strategy is dependent upon the strength of our relationships with our franchisees, we maintain a multi-tiered advisory council system to foster an active dialogue with franchisees. The advisory council system provides feedback and input on all major brand initiatives and is a source of timely information on evolving consumer preferences, which assists new product introductions and advertising campaigns.

Unlike certain other QSR franchise systems, we generally do not guarantee our franchisees’ financing obligations. As of December 31, 2011, if all of our outstanding guarantees of franchisee financing obligations came due, we would be liable for $6.9 million. We intend to continue our past practice of limiting our guarantee of financing for franchisees.

Franchise agreement terms

For each franchised restaurant, we enter into a franchise agreement covering a standard set of terms and conditions. A prospective franchisee may elect to open either a single-branded distribution point or a multi-branded distribution point. In addition, and depending upon the market, a franchisee may purchase the right to open a franchised restaurant at one or multiple locations (via a store development agreement, or “SDA”). When granting the right to operate a restaurant to a potential franchisee, we will generally evaluate the potential franchisee’s prior food-service experience, history in managing profit and loss operations, financial history, and available capital and financing. We also evaluate potential new franchisees based on financial measures, including (for the smallest restaurant development commitment) a liquid asset minimum of $125,000 for the Baskin-Robbins brand, a liquid asset minimum of $250,000 for the Dunkin’ Donuts brand, a net worth minimum of $250,000 for the Baskin-Robbins brand, and a net worth minimum of $500,000 for the Dunkin’ Donuts brand.

The typical franchise agreement in the U.S. has a 20-year term. The majority of our franchisees have entered into prime leases with a third-party landlord. When we sublease properties to franchisees, the sublease generally follows the prime lease term structure. Our leases to franchisees are typically structured to provide a ten-year term and two five-year options to renew.

We help domestic franchisees select sites and develop restaurants that conform to the physical specifications of our typical restaurant. Each domestic franchisee is responsible for selecting a site, but must obtain site approval from us based on accessibility, visibility, proximity to other restaurants, and targeted demographic factors including population density and traffic patterns. Additionally, the franchisee must also refurbish and remodel each restaurant periodically (typically every five and ten years, respectively).

We currently require each domestic franchisee’s managing owner and designated manager to complete initial and ongoing training programs provided by us, including minimum periods of classroom and on-the-job training. We monitor quality and endeavor to ensure compliance with our standards for restaurant operations through restaurant visits in the U.S. In addition, a formal restaurant review is conducted throughout our domestic operations at least once per year and comprises two separate restaurant visits. To complement these procedures, we use “Guest Satisfaction Surveys” in the U.S. to assess customer satisfaction with restaurant operations, such as product quality, restaurant cleanliness and customer service. Within each of our master franchisee and joint venture organizations, training facilities have been established by the master franchisee or joint venture based on our specifications. From those training facilities, the master franchisee or joint venture trains future staff members of the international restaurants. Our master franchisees and joint venture entities also periodically send their primary training managers to the U.S. for re-certification.

Store development agreements

We grant domestic franchisees the right to open one or more restaurants within a specified geographic area pursuant to the terms of SDAs. An SDA specifies the number of restaurants and the mix of the brands represented by such restaurants that a franchisee is obligated to open. Each SDA also requires the franchisee to meet certain milestones in the development and opening of the restaurant and, if the franchisee meets those obligations, we agree, during the term of such SDA, not to operate or franchise new restaurants in the designated geographic area covered by such SDA. In addition to an SDA, a franchisee signs a separate franchise agreement for each restaurant developed under such SDA.

Master franchise model and international arrangements

Master franchise arrangements are used on a limited basis domestically (the Baskin-Robbins brand has five “territory” franchise agreements for certain Midwestern and Northwestern markets) but more widely internationally for both the Baskin-Robbins brand and the Dunkin’ Donuts brand. In addition, international arrangements include single unit franchises in Canada (both brands), the United Kingdom and Australia (Baskin-Robbins brand) as well as joint venture agreements in Korea (both brands) and Japan (Baskin-Robbins brand).

Master franchise agreements are the most prevalent international relationships for both brands. Under these agreements, the applicable brand grants the master franchisee the exclusive right to develop and operate a certain number of restaurants within a particular geographic area, such as selected cities, one or more provinces or an entire country, pursuant to a development schedule that defines the number of restaurants that the master franchisee must open annually. Those development schedules customarily extend for five to ten years. If the master franchisee fails to perform its obligations, the exclusivity provision of the agreement terminates and additional franchise agreements may be put in place to develop restaurants.

The master franchisee is required to pay an upfront initial franchise fee for each developed restaurant and, for the Dunkin’ Donuts brand, royalties. For the Baskin-Robbins brand, the master franchisee is typically required to purchase ice cream from Baskin-Robbins or an approved supplier. In most countries, the master franchisee is also required to spend a certain percentage of gross sales on advertising in such foreign country in order to promote the brand. Generally, the master franchise agreement serves as the franchise agreement for the underlying restaurants operating pursuant to such model. Depending on the individual agreement, we may permit the master franchisee to subfranchise with its territory.

Our brands have presence in the following countries:

	Dunkin’ Donuts	Baskin-Robbins
Aruba	✓	✓
Australia		✓
Azerbaijan		✓
Bahamas	✓
Bahrain		✓
Bangladesh		✓
Bulgaria	✓

Canada	✓	✓
Cayman Islands	✓
Chile	✓
China	✓	✓
Colombia	✓	✓
Curacao		✓
Denmark		✓
Dominican Republic		✓
Ecuador	✓	✓
Egypt		✓
England		✓
Georgia		✓
Germany	✓
Honduras	✓	✓
India	✓	✓
Indonesia	✓	✓
Japan		✓
Kazakhstan		✓
Korea	✓	✓
Kuwait	✓	✓
Latvia		✓
Lebanon	✓	✓
Malaysia	✓	✓
Maldives		✓
Mauritius		✓
Mexico		✓
Nepal		✓
New Zealand	✓
Oman	✓	✓
Pakistan	✓
Panama	✓	✓
Peru	✓
Philippines	✓
Portugal		✓
Qatar	✓	✓
Russia	✓	✓
Saudi Arabia	✓	✓
Scotland		✓
Singapore	✓	✓
South Africa		✓
Spain	✓	✓
St Maarten		✓
Srilanka		✓
Taiwan	✓	✓
Thailand	✓	✓
UAE	✓	✓
Ukraine		✓
United States	✓	✓
Vietnam		✓
Wales		✓
Yemen		✓

Franchise fees

In the U.S., once a franchisee is approved, a restaurant site is approved and a franchise agreement is signed, the franchisee will begin to develop the restaurant. Franchisees pay us an initial franchise fee for the right to operate a restaurant for one or more franchised brands. The franchisee is required to pay all or part of the initial franchise fee upfront upon execution of the franchise agreement, regardless of when the restaurant is actually opened. Initial franchise fees vary by brand, type of development agreement and geographic area of development, but generally range from $10,000 to $90,000, as shown in the table below.

Restaurant type	Initial franchise fee*
Dunkin’ Donuts Single-Branded Restaurant	$40,000-80,000
Baskin-Robbins Single-Branded Restaurant	$25,000
Baskin-Robbins Express Single-Branded Restaurant	$10,000
Dunkin’ Donuts/Baskin-Robbins Multi-Branded Restaurant	$45,000-90,000

*	Fees as of December 31, 2011 and excludes alternative points of distribution

In addition to the payment of initial franchise fees, our U.S. Dunkin’ Donuts brand franchisees, U.S. Baskin-Robbins brand franchisees and our international Dunkin’ Donuts brand franchisees pay us royalties on a percentage of the gross sales made from each restaurant. In the U.S., the majority of our franchise agreement renewals and the vast majority of our new franchise agreements require our franchisees to pay us a royalty of 5.9% of gross sales. During 2011, our effective royalty rate in the Dunkin’ Donuts U.S. segment was approximately 5.4% and in the Baskin-Robbins U.S. segment was approximately 5.1%. The arrangements for Dunkin’ Donuts in the majority of our international markets require royalty payments to us of 5.0% of gross sales. However, many of our larger international partners and our Korean joint venture partner have agreements at a lower rate, resulting in an effective royalty rate in the Dunkin’ Donuts international segment in 2011 of approximately 2.0%. We typically collect royalty payments on a weekly basis from our domestic franchisees. For the Baskin-Robbins brand in international markets, we do not generally receive royalty payments from our franchisees; instead we receive revenue from such franchisees as a result of our sale of ice cream products to them, and in 2011 our effective royalty rate in this segment was approximately 0.7%. In 2010, we supplemented and modified certain SDAs, and franchise agreements entered into pursuant to such SDAs, for restaurants located in certain new or developing markets, by (i) reducing the royalties for any one or more of the first four years of the term of the franchise agreements depending on the details related to each specific incentive program; (ii) reimbursing the franchisee for certain local marketing activities in excess of the minimum required; and (iii) providing certain development incentives. To qualify for any or all of these incentives, the franchisee must meet certain requirements, each of which are set forth in an addendum to the SDA and the franchise agreement. We believe these incentives will lead to accelerated development in our less mature markets.

Franchisees in the U.S. also pay advertising fees to the brand-specific advertising funds administered by us. Franchisees make weekly contributions, generally 5% of gross sales, to the advertising funds. Franchisees may elect to increase the contribution to support general brand-building efforts or specific initiatives. The advertising funds for the U.S., which received $316.3 million in contributions from franchisees in fiscal year 2011, are almost exclusively franchisee-funded and cover all expenses related to marketing, advertising and promotion, including market research, production, advertising costs, public relations and sales promotions. We use no more than 20% of the advertising funds to cover the administrative expenses of the advertising funds and for other strategic initiatives designed to increase sales and to enhance the reputation of the brands. As the administrator of the advertising funds, we determine the content and placement of advertising, which is done through print, radio, television, online, billboards, sponsorships and other media, all of which is sourced by agencies. Under certain circumstances, franchisees are permitted to conduct their own local advertising, but must obtain our prior approval of content and promotional plans.

Other franchise related fees

We lease and sublease properties to franchisees in the U.S. and in Canada, generating net rental fees when the cost charged to the franchisee exceeds the cost charged to us. For fiscal year 2011, we generated 14.7%, or $92.1 million, of our total revenue from rental fees from franchisees and incurred related occupancy expenses of $51.9 million.

We also receive a license fee from Dean Foods Co. (“Dean Foods”) as part of an arrangement whereby Dean Foods manufactures and distributes ice cream products to Baskin-Robbins franchisees in the U.S. In connection with our Dean Foods Alliance Agreement, Dunkin’ Brands receives a license fee based on total gallons of ice cream sold. For fiscal year 2011, we generated 1.2%, or $7.4 million, of our total revenue from license fees from Dean Foods.

We manufacture and supply ice cream products to a majority of the Baskin-Robbins franchisees who operate Baskin-Robbins restaurants located in certain foreign countries and receive revenue associated with those sales. For fiscal year 2011, we generated 15.9%, or $100.1 million, of our total revenue from the sale of ice cream and ice cream products to franchisees in certain foreign countries.

Other revenue sources include income from restaurants owned by us, online training fees, licensing fees earned from the sale of retail packaged coffee, net refranchising gains and other one-time fees such as transfer fees and late fees. For fiscal year 2011, we generated 4.8%, or $30.1 million, of our total revenue from these other sources.

International operations

Our international business is organized by brand and by country and/or region. Operations are primarily conducted through master franchise agreements with local operators. In certain instances, the master franchisee may have the right to sub-franchise. In addition, in Japan and South Korea we have joint ventures with local companies for the Baskin-Robbins brand, and in the case of South Korea, for the Dunkin’ Donuts brand as well. By teaming with local operators, we believe we are better able to adapt our concepts to local business practices and consumer preferences. We have had an international presence since 1961 when the first Dunkin’ Donuts restaurant opened in Canada. As of December 31, 2011, there were 4,254 Baskin-Robbins restaurants in 48 countries outside the U.S. and 3,068 Dunkin’ Donuts restaurants in 31 countries outside the U.S. Baskin-Robbins points of distribution represent the majority of our international presence and accounted for 67% of international franchisee-reported sales and 88% of our international revenues for fiscal year 2011.

Our key markets for both brands are predominantly based in Asia and the Middle East, which accounted for approximately 72.4% and 14.5%, respectively, of international franchisee-reported sales for fiscal year 2011. For fiscal year 2011, $1.9 billion of total franchisee-reported sales were generated by restaurants located in international markets, which represented 23.1% of total franchisee-reported sales, with the Dunkin’ Donuts brand accounting for $636 million and the Baskin-Robbins brand accounting for $1.3 billion of our international franchisee-reported sales. For the same period, our revenues from international operations totaled $123.8 million, with the Baskin-Robbins brand generating approximately 88% of such revenues.

Overview of key markets

As of December 31, 2011, the top foreign countries and regions in which the Dunkin’ Donuts brand and/or the Baskin-Robbins brand operated were:

Country	Type	Franchised brand(s)	Number of restaurants
South Korea	Joint Venture	Dunkin’ Donuts	857
		Baskin-Robbins	983
Japan	Joint Venture	Baskin-Robbins	1,087
Middle East	Master Franchise Agreements	Dunkin’ Donuts	229
		Baskin-Robbins	581

South Korea

Restaurants in South Korea accounted for approximately 35% of total franchisee-reported sales from international operations for fiscal year 2011. Baskin-Robbins accounted for 54% of such sales. In South Korea, we conduct business through a 33.3% ownership stake in a combination Dunkin’ Donuts brand/Baskin-Robbins brand joint venture, with South Korean shareholders owning the remaining 66.7% of the joint venture. The joint venture acts as the master franchisee for South Korea, sub-franchising the Dunkin’ Donuts and Baskin-Robbins brands to franchisees. There are 983 Baskin-Robbins restaurants and 857 Dunkin’ Donuts restaurants located in South Korea as of December 31, 2011. The joint venture also manufactures and supplies the franchisees operating restaurants located in South Korea with ice cream, donuts and coffee products.

Japan

Restaurants in Japan accounted for approximately 28% of total franchisee-reported sales from international operations for fiscal year 2011, 100% of which came from Baskin-Robbins. We conduct business in Japan through a 43.3% ownership stake in a Baskin-Robbins brand joint venture. Fujiya Co. Ltd. also owns a 43.3% interest in the joint venture, with the remaining 13.4% owned by public shareholders. There were 1,087 Baskin-Robbins restaurants located in Japan as of December 31, 2011, with the joint venture manufacturing and selling ice cream to franchisees operating restaurants in Japan and acting as master franchisee for the country.

Middle East

The Middle East represents another key region for us. Restaurants in the Middle East accounted for approximately 15% of total franchisee-reported sales from international operations for fiscal year 2011. Baskin-Robbins accounted for approximately 80% of such sales. We conduct operations in the Middle East through master franchise arrangements.

Competition

We compete primarily in the QSR segment of the restaurant industry and face significant competition from a wide variety of restaurants, convenience stores and other outlets that provide consumers with coffee, baked goods, sandwiches and ice cream on an international, national, regional and local level. We believe that we compete based on, among other things, product quality, restaurant concept, service, convenience, value perception and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings, particularly during the breakfast daypart, and open new units. Although new competitors may emerge at any time due to the low barriers to entry, our competitors include: 7-Eleven, Burger King, Cold Stone Creamery, Dairy Queen, McDonald’s, Quick Trip, Starbucks, Subway, Tim Hortons, WaWa and Wendy’s, among others. Additionally, we compete with QSRs, specialty restaurants and other retail concepts for prime restaurant locations and qualified franchisees.

Licensing

We derive licensing revenue from agreements with Dean Foods for domestic ice cream sales, with The J.M. Smucker Co. (“Smuckers”) for the sale of packaged coffee in non-franchised outlets (primarily grocery retail) as well as from other licensees. Dean Foods manufactures and sells ice cream to U.S. Baskin-Robbins brand franchisees and pays us a royalty on each gallon sold. The Dunkin’ Donuts branded 12 oz. original blend coffee, which is distributed by Smuckers, is the #1 stock-keeping unit nationally in the premium coffee category. According to Nielsen, for the 52 weeks ending December 24, 2011, sales of our 12 oz. original blend, as expressed in total equivalent units and dollar sales, were double that of the next closest competitor.

Marketing

We coordinate domestic advertising and marketing at the national and local levels. The goals of our marketing strategy include driving comparable store sales and brand differentiation, increasing our total coffee and beverage sales, protecting and growing our morning daypart sales, and growing our afternoon daypart sales. Generally, our domestic franchisees contribute 5% of weekly gross retail sales to fund brand specific advertising funds. The funds are used for various national and local advertising campaigns including print, radio, television, online, mobile, billboards and sponsorships. Over the past ten years, our U.S. franchisees have invested approximately $2.0 billion on advertising to increase brand awareness and restaurant performance across both brands. Additionally, we have various pricing strategies, so that our products appeal to a broad range of customers.

The supply chain

Domestic

We do not typically supply products to our domestic franchisees. With the exception of licensing fees paid by Dean Foods on domestic ice cream sales, we do not typically derive revenues from product distribution. Our franchisees’ suppliers include Rich Products Corp., Dean Foods Co., PepsiCo, Inc., Green Mountain Coffee Roasters, Inc. and Silver Pail Dairy, Ltd. In addition, our franchisees’ primary coffee roasters currently are New England Tea & Coffee Co., Inc., Mother Parkers Tea & Coffee Inc., S&D Coffee, Inc. and Sara Lee Corporation, and their primary donut mix suppliers currently are General Mills, Inc. and Otis Spunkmeyer, Inc. Our franchisees also purchase coffee from Massimo Zanetti Beverage USA, Inc. and donut mix from CSM Bakery Products NA, Inc., Custom Blends and EFCO Products, Inc. We periodically review our relationships with licensees and approved suppliers and evaluate whether those relationships continue to be on competitive or advantageous terms for us and our franchisees.

Purchasing

Purchasing for the Dunkin’ Donuts brand is facilitated by National DCP, LLC (the “NDCP”), which is a Delaware limited liability company operated as a cooperative owned by its franchisee members. The NDCP is managed by a staff of supply chain professionals who report directly to the NDCP’s Executive Management Team, members of which in turn report directly to the NDCP’s Board of Directors. The NDCP has over 1,000 employees including executive leadership, sourcing professionals, warehouse staff, and drivers. The NDCP Board has eight franchisee members. In addition, the Vice President, Strategic Manufacturing & Supply from Dunkin’ Brands, Inc. is a voting member of the NDCP board. The NDCP engages in purchasing, warehousing and distribution of food and supplies on behalf of participating restaurants and some international markets. The NDCP program provides franchisee members nationwide the benefits of scale while fostering consistent product quality across the Dunkin’ Donuts brand. We do not control the NDCP and have only limited contractual rights associated with supplier certification, quality assurance and protection of our intellectual property.

Manufacturing of Dunkin’ Donuts bakery goods

Centralized production is another element of our supply chain that is designed to support growth for the Dunkin’ Donuts brand. Centralized manufacturing locations (CMLs) are franchisee-owned and -operated facilities for the centralized production of donuts and bakery goods. The CMLs deliver freshly baked products to Dunkin’ Donuts restaurants on a daily basis and are designed to provide consistent quality products while simplifying restaurant-level operations. As of December 31, 2011, there were 99 CMLs (of varying size and capacity) in the U.S. CMLs are an important part of franchise economics, and we believe the brand is supportive of profit building initiatives as well as protecting brand quality standards and consistency.

Certain of our Dunkin’ Donuts brand restaurants produce donuts and bakery goods on-site rather than relying upon CMLs. Many of such restaurants, known as full producers, also supply other local Dunkin’ Donuts restaurants that do not have access to CMLs. In addition, in newer markets, Dunkin’ Donuts brand restaurants rely on donuts and bakery goods that are finished in restaurants. We believe that this “just baked on demand” donut manufacturing platform enables the Dunkin’ Donuts brand to more efficiently expand its restaurant base in newer markets where franchisees may not have access to a CML.

Baskin-Robbins ice cream

Prior to 2000, we manufactured and sold ice cream products to substantially all of our Baskin-Robbins brand franchisees. Beginning in 2000, we made the strategic decision to outsource the manufacturing and distribution of ice cream products for the domestic Baskin-Robbins brand franchisees to Dean Foods. The transition to this outsourcing arrangement was completed in 2003. We believe that this outsourcing arrangement was an important strategic shift and served the dual purpose of further strengthening our relationships with franchisees and allowing us to focus on our core franchising operations.

International

Dunkin’ Donuts

International Dunkin’ Donuts franchisees are responsible for sourcing their own supplies, subject to compliance with our standards. They also produce their own donuts following the Dunkin’ Donuts brand’s approved processes. In certain countries, our international franchisees source virtually everything locally within their market while in others our international franchisees may source virtually everything from the NDCP. Where supplies are sourced locally, we help identify and approve those suppliers. Supplies that cannot be sourced locally are sourced through the NDCP. In addition, we assist our international franchisees in identifying regional and global suppliers with the goal of leveraging the purchasing volume for pricing and product continuity advantages.

Baskin-Robbins

The Baskin-Robbins global manufacturing network is comprised of 14 facilities, one of which, an ice cream manufacturing facility in Peterborough, Ontario (the “Peterborough Facility”), is owned and operated by us. These facilities supply both our international and our domestic markets with ice cream products. The Peterborough Facility serves many of our international markets, including the Middle East, Australia, China, Southeast Asia and Latin America. Certain international franchisees rely on third party-owned facilities to supply ice cream and ice cream products to them, including a facility near Cork, Ireland, which supplies restaurants in Europe and the Middle East. The Baskin-Robbins brand restaurants in India and Russia are supported by master franchisee-owned facilities in those respective countries while the restaurants in Japan and South Korea are supported by the joint venture-owned facilities located within each country.

Research and development

New product innovation is a critical component of our success. We believe the development of successful new products for both brands attracts new customers, increases comparable store sales and allows franchisees to expand into other dayparts. New product research and development is located in a state-of-the-art facility at our headquarters in Canton, Massachusetts. The facility includes a sensory lab, a quality assurance lab and a demonstration test kitchen. We rely on our internal culinary team, which uses consumer research, to develop and test new products.

Operational support

Substantially all of our executive management, finance, marketing, legal, technology, human resources and operations support functions are conducted from our global headquarters in Canton, Massachusetts. In the U.S. and Canada, our franchise operations for both brands are organized into regions, each of which is headed by a regional vice president and directors of operations supported by field personnel who interact directly with the franchisees. Our international businesses, excluding Canada, are organized by brand, and each brand has dedicated marketing and restaurant operations support teams. These teams, which are organized by geographic regions, work with our master licensees and joint venture partners to improve restaurant operations and restaurant-level economics. Management of a franchise restaurant is the responsibility of the franchisee, who is trained in our techniques and is responsible for ensuring that the day-to-day operations of the restaurant are in compliance with our operating standards. We have implemented a computer-based disaster recovery program to address the possibility that a natural (or other form of) disaster may impact the IT systems located at our Canton, Massachusetts headquarters.

Regulatory matters

Domestic

We and our franchisees are subject to various federal, state and local laws affecting the operation of our respective businesses, including various health, sanitation, fire and safety standards. In some jurisdictions our restaurants are required by law to display nutritional information about our products. Each restaurant is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the restaurant is located. Franchisee-owned NDCP and CMLs are licensed and subject to similar regulations by federal, state and local governments.

We and our franchisees are also subject to the Fair Labor Standards Act and various other laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of food-service personnel employed by franchisees are paid at rates related to the federal minimum wage.

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws regulating the offer and sale of franchises. The FTC’s franchise rule and various state laws require that we furnish a franchise disclosure document (“FDD”) containing certain information to prospective franchisees and a number of states require registration of the FDD with state authorities. We are operating under exemptions from registration in several states based on our experience and aggregate net worth. Substantive state laws that regulate the franchisor-franchisee relationship exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that our FDDs for each of our Dunkin’ Donuts brand and our Baskin-Robbins brand, together with any applicable state versions or supplements, and franchising procedures, comply in all material respects with both the FTC franchise rule and all applicable state laws regulating franchising in those states in which we have offered franchises.

International

Internationally, we and our franchisees are subject to national and local laws and regulations that often are similar to those affecting us and our franchisees in the U.S., including laws and regulations concerning franchises, labor, health, sanitation and safety. International Baskin-Robbins brand and Dunkin’ Donuts brand restaurants are also often subject to tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment. We believe that the international disclosure statements, franchise offering documents and franchising procedures for our Baskin-Robbins brand and Dunkin’ Donuts brand comply in all material respects with the laws of the applicable countries.

Environmental

Our operations, including the selection and development of the properties we lease and sublease to our franchisees and any construction or improvements we make at those locations, are subject to a variety of federal, state and local laws and regulations, including environmental, zoning and land use requirements. Our properties are sometimes located in developed commercial or industrial areas and might previously have been occupied by more environmentally significant operations, such as gasoline stations and dry cleaners. Environmental laws sometimes require owners or operators of contaminated property to remediate that property, regardless of fault. While we have been required to, and are continuing to, clean up contamination at a limited number of our locations, we have no known material environmental liabilities.

Employees

As of December 31, 2011, excluding employees at our company-owned restaurants, we employed 1,128 people, 1,022 of whom were based in the U.S. and 106 of whom were based in other countries. Of our domestic employees, 431 worked in the field and 591 worked at our corporate headquarters or our satellite office in California. Of these employees, 159, who are almost exclusively in marketing positions, were paid by certain of our advertising funds. In addition, our Peterborough Facility employed 71 full-time employees as of December 31, 2011. Other than the 46 employees in our Peterborough Facility who are represented by the National Automobile, Aerospace, Transportation & General Workers Union of Canada, Local 462, none of our employees is represented by a labor union, and we believe our relationships with our employees are healthy.

Our franchisees are independent business owners, so they and their employees are not included in our employee count.

Additional Information

The Company makes available, free of charge, through its internet website www.dunkinbrands.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. You may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

Item 1A: Risk Factors.

Risks related to our business and industry

Our financial results are affected by the operating results of our franchisees.

We receive a substantial majority of our revenues in the form of royalties, which are generally based on a percentage of gross sales at franchised restaurants, rent and other fees from franchisees. Accordingly, our financial results are to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate, and our royalty, rent and other revenues may decline, and our accounts receivable and related allowance for doubtful accounts may increase. In addition, if our franchisees fail to renew their franchise agreements, our royalty revenues may decrease which in turn could materially and adversely affect our business and operating results.

Our franchisees could take actions that could harm our business.

Our franchisees are contractually obligated to operate their restaurants in accordance with the operations, safety and health standards set forth in our agreements with them. However, franchisees are independent third parties whom we do not control. The franchisees own, operate and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with required standards, franchise fees paid to us and royalty income will be adversely affected and brand image and reputation could be harmed, which in turn could materially and adversely affect our business and operating results.

Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, active and/or potential disputes with franchisees could damage our brand reputation and/or our relationships with the broader franchisee group.

Sub-franchisees could take actions that could harm our business and that of our master franchisees.

In certain of our international markets, we enter into agreements with master franchisees that permit the master franchisee to develop and operate restaurants in defined geographic areas. As permitted by our master franchisee agreements, certain master franchisees elect to sub-franchise rights to develop and operate restaurants in the geographic area covered by the master franchisee agreement. Our master franchisee agreements contractually obligate our master franchisees to operate their restaurants in accordance with specified operations, safety and health standards and also require that any sub-franchise agreement contain similar requirements. However, we are not party to the agreements with the sub-franchisees and, as a result, are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee. If sub-franchisees do not successfully operate their restaurants in a manner consistent with required standards, franchise fees and royalty income paid to the applicable master franchisee and, ultimately, to us could be adversely affected, and our brand image and reputation may be harmed, which could materially and adversely affect our business and operating results.

Our success depends substantially on the value of our brands.

Our success is dependent in large part upon our ability to maintain and enhance the value of our brands, our customers’ connection to our brands and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies, our development efforts in domestic and foreign markets, or the ordinary course of our, or our franchisees’, business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brands, such as actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare or otherwise; litigation and claims; security breaches or other fraudulent activities associated with our electronic payment systems; and illegal activity targeted at us or others. Consumer demand for our products and our brands’ value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower sales and, ultimately, lower royalty income, which in turn could materially and adversely affect our business and operating results.

The quick service restaurant segment is highly competitive, and competition could lower our revenues.

The QSR segment of the restaurant industry is intensely competitive. The beverage and food products sold by our franchisees compete directly against products sold at other QSRs, local and regional beverage and food operations, specialty beverage and food retailers, supermarkets and wholesale suppliers, many bearing recognized brand names and having significant customer loyalty. In addition to the prevailing baseline level of competition, major market players in noncompeting industries may choose to enter the restaurant industry. Key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising, marketing and operational programs, price, demographic patterns and trends, consumer preferences and spending patterns, menu diversification, health or dietary preferences and perceptions and new product development. Some of our competitors have substantially greater financial and other resources than us, which may provide them with a competitive advantage. In addition, we compete within the restaurant industry and the QSR segment not only for customers but also for qualified franchisees. We cannot guarantee the retention of any, including the top-performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber, which could materially and adversely affect our business and operating results. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, the loss of market share and the inability to attract, or loss of, qualified franchisees, which could result in lower franchise fees and royalty income, and materially and adversely affect our business and operating results.

We cannot predict the impact that the following may have on our business: (i) new or improved technologies, (ii) alternative methods of delivery or (iii) changes in consumer behavior facilitated by these technologies and alternative methods of delivery.

Advances in technologies or alternative methods of delivery, including advances in vending machine technology and home coffee makers, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources than us, may be able to benefit from changes in technologies or consumer acceptance of alternative methods of delivery, which could harm our competitive position. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery, or to effectively adjust our product mix, service offerings and marketing and merchandising initiatives for products and services that address, and anticipate advances in, technology and market trends. If we are not able to successfully respond to these challenges, our business, financial condition and operating results could be harmed.

Economic conditions adversely affecting consumer discretionary spending may negatively impact our business and operating results.

We believe that our franchisees’ sales, customer traffic and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels and the availability of discretionary income. Recent economic developments have weakened consumer confidence and impacted spending of discretionary income. Our franchisees’ sales are dependent upon discretionary spending by consumers; any reduction in sales at franchised restaurants will result in lower royalty payments from franchisees to us and adversely impact our profitability. If the economic downturn continues for a prolonged period of time or becomes more pervasive, our business and results of operations could be materially and adversely affected. In addition, the pace of new restaurant openings may be slowed, and restaurants may be forced to close, reducing the restaurant base from which we derive royalty income. As long as the weak economic environment continues, our franchisees’ sales and profitability and our overall business and operating results could be adversely affected.

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2011, we had total indebtedness of approximately $1.5 billion, excluding $11.2 million of undrawn letters of credit and $88.8 million of unused commitments under our senior credit facility.

Subject to the limits contained in the credit agreement governing our senior credit facility and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flow to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry and competitive conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the senior credit facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and

•	increasing our cost of borrowing.

Our variable rate debt exposes us to interest rate risk which could adversely affect our cash flow.

The borrowings under our senior credit facility bear interest at variable rates. Other debt we incur also could be variable rate debt. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. While we may in the future enter into agreements limiting our exposure to higher interest rates, any such agreements may not offer complete protection from this risk.

The terms of our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The credit agreement governing our senior credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur certain liens;

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	prepay, redeem or repurchase certain debt;

•	make investments, loans, advances and acquisitions;

•	sell or otherwise dispose of assets, including capital stock of our subsidiaries;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, the restrictive covenants in the credit agreement governing our senior credit facility require us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control.

A breach of the covenants under the credit agreement governing our senior credit facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the credit agreement governing our senior credit facility would permit the lenders under our senior credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our senior credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness, which could force us into bankruptcy or liquidation. In the event our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our senior credit facility to avoid being in default. If we breach our covenants under our senior credit facility and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs we would be in default under our senior credit facility, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Infringement, misappropriation or dilution of our intellectual property could harm our business.

We regard our Dunkin’ Donuts® and Baskin-Robbins® trademarks as having significant value and as being important factors in the marketing of our brands. We have also obtained trademark protection for several of our product offerings and advertising slogans, including “America Runs on Dunkin’®” and “What are you Drinkin’?®”. We believe that these and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, patent, trademark, and other laws, such as trade secret and unfair competition laws, to protect our intellectual property from infringement, misappropriation or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the U.S. and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries. Although we monitor trademark portfolios both internally and through external search agents and impose an obligation on franchisees to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce and protect our trademarks or other intellectual property rights. We are aware of names and marks similar to our service marks being used by other persons in certain geographic areas in which we have restaurants. Although we believe such uses will not adversely affect us, further or currently unknown unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our brands and may adversely affect our business. Effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Failure to adequately protect our intellectual property rights could damage our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trade secrets and other intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants and suppliers may breach their contractual obligations not to reveal our confidential information, including trade secrets. Although we have taken measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that third parties will not independently develop products or concepts that are substantially similar to ours. Despite our efforts, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results.

Although we monitor and restrict franchisee activities through our franchise and license agreements, franchisees may refer to our brands improperly in writings or conversation, resulting in the dilution of our intellectual property. Franchisee noncompliance with the terms and conditions of our franchise or license agreements may reduce the overall goodwill of our brands, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices. Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brands, resulting in consumer confusion or dilution. Any reduction of our brands’ goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and operating results.

Under certain license agreements, our subsidiaries have licensed to Dunkin’ Brands the right to use certain trademarks, and in connection with those licenses, Dunkin’ Brands monitors the use of trademarks and the quality of the licensed products. While courts have generally approved the delegation of quality-control obligations by a trademark licensor to a licensee under appropriate circumstances, there can be no guarantee that these arrangements will not be deemed invalid on the ground that the trademark owner is not controlling the nature and quality of goods and services sold under the licensed trademarks.

The restaurant industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which could reduce sales by our franchisees and reduce our royalty revenues.

The restaurant industry is affected by changes in consumer tastes, national, regional and local economic conditions and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid donuts and other products we offer in favor of foods that are perceived as more healthy, our franchisees’ sales would suffer, resulting in lower royalty payments to us, and our business and operating results would be harmed.

If we fail to successfully implement our growth strategy, which includes opening new domestic and international restaurants, our ability to increase our revenues and operating profits could be adversely affected.

Our growth strategy relies in part upon new restaurant development by existing and new franchisees. We and our franchisees face many challenges in opening new restaurants, including:

•	availability of financing;

•	selection and availability of suitable restaurant locations;

•	competition for restaurant sites;

•	negotiation of acceptable lease and financing terms;

•	securing required domestic or foreign governmental permits and approvals;

•	consumer tastes in new geographic regions and acceptance of our products;

•	employment and training of qualified personnel;

•	impact of inclement weather, natural disasters and other acts of nature; and

•	general economic and business conditions.

In particular, because the majority of our new restaurant development is funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. We do not provide our franchisees with direct financing, and therefore, their ability to access borrowed funds generally depends on their independent relationships with various financial institutions. If our franchisees (or prospective franchisees) are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new restaurants, and our future growth could be adversely affected.

To the extent our franchisees are unable to open new stores as we anticipate, our revenue growth would come primarily from growth in comparable store sales. Our failure to add a significant number of new restaurants or grow comparable store sales would adversely affect our ability to increase our revenues and operating income and could materially and adversely harm our business and operating results.

Increases in commodity prices may negatively affect payments from our franchisees and licensees.

Coffee and other commodity prices are subject to substantial price fluctuations, stemming from variations in weather patterns, shifting political or economic conditions in coffee-producing countries and delays in the supply chain. In particular, the cost of commodity inputs for a number of goods, including ice cream and coffee, rose in fiscal 2011. If commodity prices rise, franchisees may experience reduced sales, due to decreased consumer demand at retail prices that have been raised to offset increased commodity prices, which may reduce franchisee profitability. Any such decline in franchisee sales will reduce our royalty income, which in turn may materially and adversely affect our business and operating results.

Through our wholly-owned subsidiary Dunkin’ Brands Canada Ltd. (“DBCL”), we manufacture ice cream at a facility located in Peterborough, Ontario, Canada (the “Peterborough Facility”). We sell such ice cream to certain international franchisees for their resale. As a result, we are subject to risks associated with dairy products and sugar, the primary ingredients used in the production of ice cream at the Peterborough Facility, including price fluctuations and interruptions in the supply chain of these commodities. If the prices of these commodities rise, we may increase the cost of ice cream sold to such international franchisees, but only after a thirty-day notice period required under our franchise agreements, during which our margin on such sales would decline.

Our joint ventures in Japan and South Korea (the “International JVs”), as well as our licensees in Russia and India, do not rely on the Peterborough Facility and, instead, manufacture ice cream products independently. Each of the International JVs owns a manufacturing facility in its country of operation. The revenues derived from the International JVs differ fundamentally from those of other types of franchise arrangements in the system because the income that we receive from the International JVs is based in part on the profitability, rather than the gross sales, of the restaurants operated by the International JVs. Accordingly, in the event that the International JVs experience staple-ingredient-price increases that adversely affect the profitability of the restaurants operated by the International JVs, that decrease in profitability would reduce distributions by the International JVs to us, which, in turn, could materially and adversely impact our business and operating results.

Shortages of coffee could adversely affect our revenues.

If coffee consumption continues to increase worldwide or there is a disruption in the supply of coffee due to natural disasters, political unrest or other calamities, the global coffee supply may fail to meet demand. If coffee demand is not met, franchisees may experience reduced sales which, in turn, would reduce our royalty income. Such a reduction in our royalty income may materially and adversely affect our business and operating results.

We and our franchisees rely on computer systems to process transactions and manage our business, and a disruption or a failure of such systems or technology could harm our ability to effectively manage our business.

Network and information technology systems are integral to our business. We utilize various computer systems, including our FAST System and our EFTPay System, which are customized, web-based systems. The FAST System is the system by which our U.S. and Canadian franchisees report their weekly sales and pay their corresponding royalty fees and required advertising fund contributions. When sales are reported by a U.S. or Canadian franchisee, a withdrawal for the authorized amount is initiated from the franchisee’s bank after 12 days (from the week ending or month ending date). The FAST System is critical to our ability to accurately track sales and compute royalties due from our U.S. and Canadian franchisees. The EFTPay System is used by our U.S. and Canadian franchisees to make payments against open, non-fee invoices (i.e., all invoices except royalty and advertising funds). When a franchisee selects an invoice and submits the payment, on the following day a withdrawal for the selected amount is initiated from the franchisee’s bank. Despite the implementation of security measures, our systems, including the FAST System and the EFTPay System, are subject to damage and/or interruption as a result of power outages, computer and network failures, computer viruses and other disruptive software, security breaches, catastrophic events and improper usage by employees. Such events could result in a material disruption in operations, a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations.

Interruptions in the supply of product to franchisees and licensees could adversely affect our revenues.

In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved in advance. In this regard, we and our franchisees depend on a group of suppliers for ingredients, foodstuffs, beverages and disposable serving instruments including, but not limited to, Rich Products Corp., Dean Foods Co., DBCL, PepsiCo, Inc. and Silver Pail Dairy, Ltd. as well as five primary coffee roasters and three primary donut mix suppliers. In 2011, we and our franchisees purchased products from over 450 approved domestic suppliers, with approximately 15 of such suppliers providing half, based on dollar volume, of all products purchased domestically. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as PepsiCo, Inc., to have audited contingency plans in place to ensure continuity of supply. In addition we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees’ supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items.

The Dunkin’ Donuts system is supported domestically by the franchisee-owned purchasing and distribution cooperative known as the National Distributor Commitment Program. We have a long-term agreement with the National DCP, LLC (the “NDCP”) for the NDCP to provide substantially all of the goods needed to operate a Dunkin’ Donuts restaurant in the U.S. The NDCP also supplies some international markets. The NDCP aggregates the franchisee demand, sends requests for proposals to approved suppliers and negotiates contracts for approved items. The NDCP also inventories the items in its four regional distribution centers and ships products to franchisees at least one time per week. We do not control the NDCP and have only limited contractual rights under our agreement with the NDCP associated with supplier certification and quality assurance and protection of our intellectual property. While the NDCP maintains contingency plans with its approved suppliers and has a contingency plan for its own distribution function to restaurants, our franchisees bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials and compliance with health and safety standards of each supplier (including DBCL and those of the International JVs) including, but not limited to, risks associated with contamination to food and beverage products. We have little control over such suppliers other than DBCL, which produces ice cream for resale by us. Disruptions in these relationships may reduce franchisee sales and, in turn, our royalty income.

Overall difficulty of suppliers (including DBCL and those of the International JVs) meeting franchisee product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers, financial difficulties experienced by suppliers, or the deficiency, lack, or poor quality of alternative suppliers could adversely impact franchisee sales which, in turn, would reduce our royalty income and could materially and adversely affect our business and operating results.

We may not be able to recoup our expenditures on properties we sublease to franchisees.

Pursuant to the terms of certain prime leases we have entered into with third-party landlords, we may be required to construct or improve a property, pay taxes, maintain insurance and comply with building codes and other applicable laws. The subleases we enter into with franchisees related to such properties typically pass through such obligations, but if a franchisee fails to perform the obligations passed through to them, we will be required to perform those obligations, resulting in an increase in our leasing and operational costs and expenses. Additionally, in some locations, we may pay more rent and other amounts to third-party landlords under a prime lease than we receive from the franchisee who subleases such property. Typically, our franchisees’ rent is based in part on a percentage of gross sales at the restaurant, so a downturn in gross sales would negatively affect the level of the payments we receive.

If the international markets in which we compete are affected by changes in political, social, legal, economic or other factors, our business and operating results may be materially and adversely affected.

As of December 31, 2011, we had 7,322 restaurants located in 57 foreign countries. The international operations of our franchisees may subject us to additional risks, which differ in each country in which our franchisees operate, and such risks may negatively affect our result in a delay in or loss of royalty income to us.

The factors impacting the international markets in which restaurants are located may include:

•	recessionary or expansive trends in international markets;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we or the International JVs operate;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	availability of credit for our franchisees, licensees and International JVs to finance the development of new restaurants;

•	increases in the taxes paid and other changes in applicable tax laws;

•	legal and regulatory changes and the burdens and costs of local operators’ compliance with a variety of laws, including trade restrictions and tariffs;

•	interruptions in the supply of product;

•	increases in anti-American sentiment and the identification of the Dunkin’ Donuts brand and Baskin-Robbins brand as American brands;

•	political and economic instability; and

•	natural disasters and other calamities.

Any or all of these factors may reduce distributions from our International JVs or other international partners and/or royalty income, which in turn may materially and adversely impact our business and operating results.

Termination of an arrangement with a master franchisee could adversely impact our revenues.

Internationally, and in limited cases domestically, we enter into relationships with “master franchisees” to develop and operate restaurants in defined geographic areas. Master franchisees are granted exclusivity rights with respect to larger territories than the typical franchisee, and in particular cases, expansion after minimum requirements are met is subject to the discretion of the master franchisee. In fiscal 2009, 2010 and 2011, we derived approximately 14.1%, 14.6%, and 15.1%, respectively, of our total revenues from master franchisee arrangements. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay of the development of franchised restaurants, or an interruption in the operation of one of our brands in a particular market or markets. Any such delay or interruption would result in a delay in, or loss of, royalty income to us whether by way of delayed royalty income or delayed revenues from the sale of ice cream products by us to franchisees internationally, or reduced sales. Any interruption in operations due to the termination of an arrangement with a master franchisee similarly could result in lower revenues for us, particularly if we were to determine to close restaurants following the termination of an arrangement with a master franchisee.

Our contracts with the U.S. military are non-exclusive and may be terminated with little notice.

We have contracts with the U.S. military, including with the Army & Air Force Exchange Service and the Navy Exchange Service Command. These military contracts are predominantly between the U.S. military and Baskin-Robbins. We derive revenue from the arrangements provided for under these contracts mainly through the sale of ice cream to the U.S. military (rather than through royalties) for resale on base locations and in field operations. While revenues derived from arrangements with the U.S. military represented less than 1% of our total revenues and less than 4% of our international revenues for 2011, because these contracts are non-exclusive and cancellable with minimal notice and have no minimum purchase requirements, revenues attributable to these contracts may vary significantly year to year. Any changes in the U.S. military’s domestic or international needs, or a decision by the U.S. military to use a different supplier, could result in lower revenues for us.

Fluctuations in exchange rates affect our revenues.

We are subject to inherent risks attributed to operating in a global economy. Most of our revenues, costs and debts are denominated in U.S. dollars. However, sales made by franchisees outside of the U.S. are denominated in the currency of the country in which the point of distribution is located, and this currency could become less valuable prior to calculation of our royalty payments in U.S. dollars as a result of exchange rate fluctuations. As a result, currency fluctuations could reduce our royalty income. Unfavorable currency fluctuations could result in a reduction in our revenues. Cost of ice cream produced in the Peterborough Facility in Canada, as well as income we earn from our joint ventures, is also subject to currency fluctuations. These currency fluctuations affecting our revenues and costs could adversely affect our business and operating results.

Adverse public or medical opinions about the health effects of consuming our products, as well as reports of incidents involving food-borne illnesses or food tampering, whether or not accurate, could harm our brands and our business.

Some of our products contain caffeine, dairy products, sugar and other active compounds, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar and other active compounds can lead to a variety of adverse health effects. There has also been greater public awareness that sedentary lifestyles, combined with excessive consumption of high-calorie foods, have led to a rapidly rising rate of obesity. In the U.S. and certain other countries, there is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While we offer some healthier beverage and food items, including reduced fat items, an unfavorable report on the health effects of caffeine or other compounds present in our products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for our beverages and food products.

Similarly, instances or reports, whether true or not, of unclean water supply, food-borne illnesses and food tampering have in the past severely injured the reputations of companies in the food processing, grocery and QSR segments and could in the future affect us as well. Any report linking us or our franchisees to the use of unclean water, food-borne illnesses or food tampering could damage our brands’ value immediately, severely hurt sales of beverages and food products, and possibly lead to product liability claims. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the foodservice or restaurant industry, adversely affect our sales on a regional or global basis. A decrease in customer traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands and our business.

We may not be able to enforce payment of fees under certain of our franchise arrangements.

In certain limited instances, a franchisee may be operating a restaurant pursuant to an unwritten franchise arrangement. Such circumstances may arise where a franchisee arrangement has expired and new or renewal agreements have yet to be executed or where the franchisee has developed and opened a restaurant but has failed to memorialize the franchisor-franchisee relationship in an executed agreement as of the opening date of such restaurant. In certain other limited instances, we may allow a franchisee in good standing to operate domestically pursuant to franchise arrangements which have expired in their normal course and have not yet been renewed. As of December 31, 2011, approximately 1% of our stores were operating without a written agreement. There is a risk that either category of these franchise arrangements may not be enforceable under federal, state and local laws and regulations prior to correction or if left uncorrected. In these instances, the franchise arrangements may be enforceable on the basis of custom and assent of performance. If the franchisee, however, were to neglect to remit royalty payments in a timely fashion, we may be unable to enforce the payment of such fees which, in turn, may materially and adversely affect our business and operating results. While we generally require franchise arrangements in foreign jurisdictions to be entered into pursuant to written franchise arrangements, subject to certain exceptions, some expired contracts, letters of intent or oral agreements in existence may not be enforceable under local laws, which could impair our ability to collect royalty income, which in turn may materially and adversely impact our business and operating results.

Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant money damages and other remedies or by increasing our litigation expense.

In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. In addition, we are, from time to time, the subject of complaints or litigation from customers alleging illness, injury or other food-quality, health or operational concerns and from suppliers alleging breach of contract. We may also be subject to employee claims based on, among other things, discrimination, harassment or wrongful termination. Finally, litigation against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the defendant-franchisee. In addition to decreasing the ability of a defendant-franchisee to make royalty payments and diverting our management resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brands, regardless of whether such allegations are valid or whether we are liable. Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems and reduced or diminished protection of intellectual property. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results.

Our business is subject to various laws and regulations and changes in such laws and regulations, and/or failure to comply with existing or future laws and regulations, could adversely affect us.

We are subject to state franchise registration requirements, the rules and regulations of the Federal Trade Commission (the “FTC”), various state laws regulating the offer and sale of franchises in the U.S. through the provision of franchise disclosure documents containing certain mandatory disclosures and certain rules and requirements regulating franchising arrangements in foreign countries. Although we believe that the Franchisors’ Franchise Disclosure Documents, together with any applicable state-specific versions or supplements, and franchising procedures that we use comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer new franchise arrangements, noncompliance could reduce anticipated royalty income, which in turn may materially and adversely affect our business and operating results.

Our franchisees are subject to various existing U.S. federal, state, local and foreign laws affecting the operation of the restaurants including various health, sanitation, fire and safety standards. Franchisees may in the future become subject to regulation (or further regulation) seeking to tax or regulate high-fat foods or requiring the display of detailed nutrition information, which would be costly to comply with and could result in reduced demand for our products. In connection with the continued operation or remodeling of certain restaurants, the franchisees may be required to expend funds to meet U.S. federal, state and local and foreign regulations. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area or cause an existing restaurant to cease operations. All of these situations would decrease sales of an affected restaurant and reduce royalty payments to us with respect to such restaurant.

The franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the U.S. and in foreign countries governing such matters as minimum-wage requirements, overtime and other working conditions and citizenship requirements. A significant number of our franchisees’ food-service employees are paid at rates related to the U.S. federal minimum wage, and past increases in the U.S. federal minimum wage have increased labor costs, as would future increases. Any increases in labor costs might result in franchisees inadequately staffing restaurants. Understaffed restaurants could reduce sales at such restaurants, decrease royalty payments and adversely affect our brands.

Our and our franchisees’ operations and properties are subject to extensive U.S. federal, state and local laws and regulations, including those relating to environmental, building and zoning requirements. Our development of properties for leasing or subleasing to franchisees depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic and other regulations and requirements. Failure to comply with legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines and civil and criminal liability. We may incur investigation, remediation or other costs related to releases of hazardous materials or other environmental conditions at our properties, regardless of whether such environmental conditions were created by us or a third party, such as a prior owner or tenant. We have incurred costs to address soil and groundwater contamination at some sites and continue to incur nominal remediation costs at some of our other locations. If such issues become more expensive to address, or if new issues arise, they could increase our expenses, generate negative publicity, or otherwise adversely affect us.

Our tax returns and positions are subject to review and audit by foreign, federal, state and local taxing authorities, and adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.

We are subject to income taxes in both the United States and numerous foreign jurisdictions. The federal income tax returns of the Company for fiscal years 2006 through 2009 are currently under audit by the Internal Revenue Service (“IRS”), and the IRS has proposed adjustments for fiscal years 2006 and 2007 to increase our taxable income as it relates to our gift card program, specifically to record taxable income upon the activation of gift cards. We have filed a protest to the IRS’s proposed adjustments. (See Note 15 of the notes to our audited consolidated financial statements included herein). As described in Note 15 of the notes to our audited consolidated financial statements included herein, if the IRS were to prevail in this matter the proposed adjustments would result in additional taxable income of approximately $58.9 million for fiscal years 2006 and 2007 and approximately $26.8 million of additional federal and state taxes and interest owed, net of federal and state benefits. If the IRS prevails, a cash payment would be required, and the additional taxable income would represent temporary differences that will be deductible in future years. Therefore, the potential tax expense attributable to the IRS adjustments for fiscal years 2006 and 2007 would be limited to $3.1 million, consisting of federal and state interest, net of federal and state benefits. In addition, if the IRS were to prevail in respect of fiscal years 2006 and 2007 it is likely to make similar claims for years subsequent to fiscal 2007 and the potential additional federal and state taxes and interest owed, net of federal and state benefits, for fiscal years 2008 through 2010, computed on a similar basis to the IRS method used for fiscal years 2006 and 2007, and factoring in the timing of our gift card uses and activations, would be approximately $19.7 million. The corresponding potential tax expense impact attributable to these later fiscal years, 2008 through 2010, would be approximately $0.8 million. During the fourth quarter of 2011, representatives of the Company met with the IRS appeals officer. Based on that meeting, the Company proposed a settlement related to this issue and is awaiting a response from the IRS. If our settlement proposal is accepted as presented, we expect to make a cash tax payment in an amount that is less than the amounts proposed by the IRS to cumulatively adjust our tax method of accounting for our gift card program through the tax year ended December 25, 2010. No assurance can be made that a settlement can be reached, or that we will otherwise prevail in the final resolution of this matter. An unfavorable outcome from any tax audit could result in higher tax costs, penalties and interests, thereby negatively and adversely impacting our financial condition, results of operations, or cash flows.

We are subject to a variety of additional risks associated with our franchisees.

Our franchise system subjects us to a number of risks, any one of which may impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our brands, and/or may materially and adversely impact our business and results of operations.

Bankruptcy of U.S. Franchisees. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise arrangements and, to the extent such franchisee is a lessee pursuant to a franchisee lease/sublease with us, payments due under such franchisee lease/sublease. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise arrangements and/or franchisee lease/sublease pursuant to Section 365 under the United States bankruptcy code, in which case there would be no further royalty payments and/or franchisee lease/sublease payments from such franchisee, and there can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Franchisee Changes in Control. The franchise arrangements prohibit “changes in control” of a franchisee without our consent as the franchisor, except in the event of the death or disability of a franchisee (if a natural person) or a principal of a franchisee entity. In such event, the executors and representatives of the franchisee are required to transfer the relevant franchise arrangements to a successor franchisee approved by the franchisor. There can be, however, no assurance that any such successor would be found or, if found, would be able to perform the former franchisee’s obligations under such franchise arrangements or successfully operate the restaurant. If a successor franchisee is not found, or if the successor franchisee that is found is not as successful in operating the restaurant as the then-deceased or disabled franchisee or franchisee principal, the sales of the restaurant could be adversely affected.

Franchisee Insurance. The franchise arrangements require each franchisee to maintain certain insurance types and levels. Certain extraordinary hazards, however, may not be covered, and insurance may not be available (or may be available only at prohibitively expensive rates) with respect to many other risks. Moreover, any loss incurred could exceed policy limits, and policy payments made to franchisees may not be made on a timely basis. Any such loss or delay in payment could have a material and adverse effect on a franchisee’s ability to satisfy its obligations under its franchise arrangement, including its ability to make royalty payments.

Some of Our Franchisees are Operating Entities. Franchisees may be natural persons or legal entities. Our franchisees that are operating companies (as opposed to limited purpose entities) are subject to business, credit, financial and other risks, which may be unrelated to the operations of the restaurants. These unrelated risks could materially and adversely affect a franchisee that is an operating company and its ability to make its royalty payments in full or on a timely basis, which in turn may materially and adversely affect our business and operating results.

Franchise Arrangement Termination; Nonrenewal. Each franchise arrangement is subject to termination by us as the franchisor in the event of a default, generally after expiration of applicable cure periods, although under certain circumstances a franchise arrangement may be terminated by us upon notice without an opportunity to cure. The default provisions under the franchise arrangements are drafted broadly and include, among other things, any failure to meet operating standards and actions that may threaten our licensed intellectual property.

In addition, each franchise agreement has an expiration date. Upon the expiration of the franchise arrangement, we or the franchisee may, or may not, elect to renew the franchise arrangements. If the franchisee arrangement is renewed, the franchisee will receive a “successor” franchise arrangement for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form of franchise arrangements (which may include increased royalty payments, advertising fees and other costs), the satisfaction of certain conditions (including modernization of the restaurant and related operations) and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise arrangements will terminate upon expiration of the term of the franchise arrangements.

Product Liability Exposure. We require franchisees to maintain general liability insurance coverage to protect against the risk of product liability and other risks and demand strict franchisee compliance with health and safety regulations. However, franchisees may receive through the supply chain (from central manufacturing locations (“CMLs”), NDCP or otherwise), or produce defective food or beverage products, which may adversely impact our brands’ goodwill.

Americans with Disabilities Act. Restaurants located in the U.S. must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the “ADA”). Although we believe newer restaurants meet the ADA construction standards and, further, that franchisees have historically been diligent in the remodeling of older restaurants, a finding of noncompliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants or additional capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards or capital expenditures could adversely affect the ability of a franchisee to make royalty payments, or could generate negative publicity, or otherwise adversely affect us.

Franchisee Litigation. Franchisees are subject to a variety of litigation risks, including, but not limited to, customer claims, personal-injury claims, environmental claims, employee allegations of improper termination and discrimination, claims related to violations of the ADA, religious freedom, the Fair Labor Standards Act, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and intellectual-property claims. Each of these claims may increase costs and limit the funds available to make royalty payments and reduce the execution of new franchise arrangements.

Potential Conflicts with Franchisee Organizations. Although we believe our relationship with our franchisees is open and strong, the nature of the franchisor-franchisee relationship can give rise to conflict. In the U.S., our approach is collaborative in that we have established district advisory councils, regional advisory councils and a national brand advisory council for each of the Dunkin’ Donuts brand and the Baskin-Robbins brand. The councils are comprised of franchisees, brand employees and executives, and they meet to discuss the strengths, weaknesses, challenges and opportunities facing the brands as well as the rollout of new products and projects. Internationally, our operations are primarily conducted through joint ventures with local licensees, so our relationships are conducted directly with our licensees rather than separate advisory committees. No material disputes exist in the U.S. or internationally at this time.

Failure to retain our existing senior management team or the inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.

Our success will continue to depend to a significant extent on our executive management team and the ability of other key management personnel to replace executives who retire or resign. We may not be able to retain our executive officers and key personnel or attract additional qualified management personnel to replace executives who retire or resign. Failure to retain our leadership team and attract and retain other important personnel could lead to ineffective management and operations, which could materially and adversely affect our business and operating results.

If we or our franchisees or licensees are unable to protect our customers’ credit card data, we or our franchisees could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.

Privacy protection is increasingly demanding, and the introduction of electronic payment methods exposes us and our franchisees to increased risk of privacy and/or security breaches as well as other risks. In connection with credit card sales, our franchisees (and we from our company-operated restaurants) transmit confidential credit card information by way of secure private retail networks. Although we use private networks, third parties may have the technology or know-how to breach the security of the customer information transmitted in connection with credit card sales, and our franchisees’ and our security measures and those of our technology vendors may not effectively prohibit others from obtaining improper access to this information. If a person is able to circumvent these security measures, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, liability, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.

Catastrophic events may disrupt our business.

Unforeseen events, including war, terrorism and other international, regional or local instability or conflicts (including labor issues), embargos, public health issues (including tainted food, food-borne illnesses, food tampering, or water supply or widespread/pandemic illness such as the avian or H1N1 flu), and natural disasters such as earthquakes, tsunamis, hurricanes, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations or that of our franchisees, or suppliers; or result in political or economic instability. For example, the March 2011 earthquake and tsunami in Japan resulted in the temporary closing of a number of Baskin-Robbins restaurants, two of which remained closed as of December 31, 2011. These events could reduce traffic in our restaurants and demand for our products; make it difficult or impossible for our franchisees to receive products from their suppliers; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our or our franchisees’ ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event or events, which in turn may materially and adversely impact our business and operating results.

Risks related to our common stock

We are a “controlled company” within the meaning of the NASDAQ Marketplace Rules and, as a result, we qualify for, and intend to rely on, exemptions from certain corporate governance requirements. You will not have the same protections afforded to stockholders of companies that are subject to such requirements.

The Sponsors continue to control a majority of the voting power of our outstanding common stock. As a result, we continue to be a “controlled company” within the meaning of the corporate governance standards of The NASDAQ Global Select Market. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;

•

the requirement that we have a nominating/corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities, or otherwise have director nominees selected by vote of a majority of the independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	the requirement for an annual performance evaluation of the nominating/corporate governance and compensation committees.

We intend to continue to utilize these exemptions for so long as the Sponsors continue to control a majority of the voting power of our outstanding common stock. As a result, we do not have a majority of independent directors, our compensation committee does not consist entirely of independent directors, and the board committees are not subject to annual performance evaluations. In addition, we do not have a nominating and corporate governance committee. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The NASDAQ Global Select Market.

Our stock price could be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.

Since our initial public offering in July 2011, the price of our common stock, as reported by NASDAQ, has ranged from a low of $23.24 on December 15, 2011 to a high of $31.94 on August 1, 2011. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere herein and others such as:

•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us or our competitors or our industry;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.

As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry or our products, or to a lesser extent our markets. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

There may be sales of a substantial amount of our common stock by our current stockholders, and these sales could cause the price of our common stock to fall.

As of December 31, 2011, there were 120,136,631 shares of common stock outstanding. Approximately 55.3% of our outstanding common stock is held by investment funds affiliated with the Sponsors.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our common stock and make it difficult for us to raise funds through securities offerings in the future. The shares sold in the IPO and secondary offering in November 2011 are eligible for immediate sale in the public market without restriction by persons other than our affiliates.

Certain holders of shares of our common stock may require us to register their shares for resale under the federal securities laws, and holders of additional shares of our common stock would be entitled to have their shares included in any such registration statement, all subject to reduction upon the request of the underwriter of the offering, if any. Registration of those shares would allow the holders to immediately resell their shares in the public market. Any such sales, or anticipation thereof, could cause the market price of our common stock to decline.

In addition, we have registered shares of common stock that are reserved for issuance under our 2011 Omnibus Long-Term Incentive Plan.

Provisions in our charter documents and Delaware law may deter takeover efforts that you feel would be beneficial to stockholder value.

In addition to the Sponsors’ beneficial ownership of a controlling percentage of our common stock, our certificate of incorporation and bylaws and Delaware law contain provisions which could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquiror. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock other than the Sponsors. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures and efforts by stockholders to change the direction or management of the company may be unsuccessful.

Because certain of our officers hold restricted stock or option awards that will vest upon a change of control if the Sponsors achieve certain minimum rates of return on their initial investment in us, these officers may have interests in us that conflict with yours.

As of December 31, 2011, certain of our officers held, in the aggregate, 580,214 shares of restricted stock and options to purchase 2,693,274 shares that are subject to vesting upon a change of control if the Sponsors achieve certain minimum rates of return on their initial investment in us. As a result, these officers may view certain change of control transactions more favorably than an investor due to the vesting opportunities available to them and, as a result, may have an economic incentive to support a transaction that you may not believe to be favorable to stockholders.

The Sponsors will continue to have significant influence over us, including control over decisions that require the approval of stockholders, which could limit your ability to influence the outcome of key transactions, including a change of control.

We are currently controlled by the Sponsors. Investment funds affiliated with the Sponsors beneficially own approximately 55.3% of our outstanding common stock. For as long as the Sponsors continue to beneficially own shares of common stock representing more than 50% of the voting power of our common stock, they will be able to direct the election of all of the members of our board of directors and could exercise a controlling influence over our business and affairs, including any determinations with respect to mergers or other business combinations, the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional common stock or other equity securities, the repurchase or redemption of common stock and the payment of dividends. Similarly, these entities will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, will have the power to prevent a change in our control and could take other actions that might be favorable to them. Even if their ownership falls below 50%, the Sponsors will continue to be able to strongly influence or effectively control our decisions. In addition, each of the Sponsors will have a contractual right to nominate two directors to our board for as long as such Sponsor owns at least 10% of our outstanding common stock (and one director for so long as such Sponsor owns at least 3% of our outstanding common stock) and the Sponsors will have certain contractual rights to have their nominees serve on our compensation committee.

Additionally, the Sponsors are in the business of making investments in companies and may acquire and hold interests in businesses that compete directly or indirectly with us. One or more of the Sponsors may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Because we do not currently pay cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operation, expansion and debt repayment, and do not currently pay any cash dividends. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur, including our senior credit facility. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters, located in Canton, Massachusetts, houses substantially all of our executive management and employees who provide our primary corporate support functions: legal, marketing, technology, human resources, public relations, financial and research and development.

Our Peterborough Facility manufactures ice cream products for sale in certain international markets.

As of December 31, 2011, we owned 96 properties and leased 952 locations across the U.S. and Canada, a majority of which we leased or subleased to franchisees. For fiscal year 2011, we generated 14.7%, or $92.1 million, of our total revenue from rental fees from franchisees who lease or sublease their properties from us.

The remaining balance of restaurants selling our products are situated on real property owned by franchisees or leased directly by franchisees from third-party landlords. All international restaurants (other than 13 located in Canada) are owned by licensees and their sub-franchisees or leased by licensees and their sub-franchisees directly from a third-party landlord.

Nearly 100% of Dunkin’ Donuts and Baskin-Robbins restaurants are owned and operated by franchisees. We have construction and site management personnel who oversee the construction of restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. As of December 31, 2011, the number of Dunkin’ Donuts restaurants totaled 10,083, operating in 36 states and the District of Columbia in the U.S. and 31 foreign countries. Baskin-Robbins restaurants totaled 6,711, operating in 44 states and the District of Columbia in the U.S. and 48 foreign countries. All but 31 of the Dunkin’ Donuts and Baskin-Robbins restaurants were franchisee-operated. The following table illustrates restaurant locations by brand and whether they are operated by the Company or our franchisees.

	Franchisee-owned restaurants	Company-owned restaurants
Dunkin’ Donuts—US*	6,990	25
Dunkin’ Donuts—International	3,068	—

Total Dunkin’ Donuts*	10,058	25

Baskin-Robbins—US*	2,451	6
Baskin-Robbins—International	4,254	—

Total Baskin-Robbins*	6,705	6

Total US	9,441	31
Total International	7,322	—

*	Combination restaurants, as more fully described below, count as both a Dunkin’ Donuts and a Baskin-Robbins restaurant.

Dunkin’ Donuts and Baskin-Robbins restaurants operate in a variety of formats. Dunkin’ Donuts traditional restaurant formats include free standing restaurants, end-caps (i.e., end location of a larger multi-store building) and gas and convenience locations. A free-standing building typically ranges in size from 1,200 to 2,500 square feet, and may include a drive-thru window. An end-cap typically ranges in size from 1,000 to 2,000 square feet and may include a drive-thru window. Dunkin’ Donuts also has other restaurants designed to fit anywhere, consisting of small full-service restaurants and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores and drive-thru-only units on smaller pieces of property (collectively referred to as alternative points of distributions or APODs). APODs typically range in size between 400 to 1,800 square feet. The majority of our Dunkin’ Donuts restaurants have their fresh baked goods delivered to them from franchisee-owned and -operated CMLs.

Baskin-Robbins traditional restaurant formats include free standing restaurants and end-caps. A free-standing building typically ranges in size from 600 to 1,200 square feet, and may include a drive-thru window. An end-cap typically ranges in size from 800 to 1,200 square feet and may include a drive-thru window. We also have other restaurants, consisting of small full-service restaurants and/or self-serve kiosks (collectively referred to as APODs). APODs typically range in size between 400 to 1,000 square feet.

In the U.S., Baskin-Robbins can also be found in 1,158 combination restaurants (combos) that also include a Dunkin’ Donuts restaurant in either a free-standing or end-cap. These combos, which we count as both a Dunkin’ Donuts and a Baskin-Robbins point of distribution, typically range from 1,400 to 3,500 square feet.

Of the 9,441 U.S. franchised restaurants, 89 were sites owned by the Company and leased to franchisees, 883 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. Our land or land and building leases are generally for terms of ten to 20 years, and often have one or more five-year or ten-year renewal options. In certain lease agreements, we have the option to purchase, or the right of first refusal to purchase, the real estate. Certain leases require the payment of additional rent equal to a percentage (ranging from 2.0% to 13.5%) of annual sales in excess of specified amounts.

Of the sites owned or leased by the Company in the U.S., 25 are locations that no longer have a Dunkin’ Donuts or Baskin-Robbins restaurant (surplus properties). Some of these surplus properties have been sublet to other parties while the remaining are currently vacant.

We have 13 leased franchised restaurant properties and 4 surplus leased properties in Canada. We also have leased office space in Australia, China, Spain and the United Kingdom.

The following table sets forth the Company’s owned and leased office, warehouse, manufacturing and distribution facilities, including the approximate square footage of each facility. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

Location	Type	Owned/Leased	Approximate Sq. Ft.
Peterborough, Ontario, Canada (ice cream facility)	Manufacturing	Owned	52,000
Canton, MA	Office	Leased	175,000
Braintree, MA (training facility)	Office	Owned	15,000
Burbank, CA (training facility)	Office	Leased	19,000
Shanghai, China (regional office space)	Office	Leased	1,700
Various (regional sales offices)	Office	Leased	Range of 150 to 300

Item 3. Legal Proceedings.

We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. At December 31, 2011, contingent liabilities totaling $4.7 million were included in other current liabilities in the consolidated balance sheet to reflect our estimate of the potential loss which may be incurred in connection with these matters.

While we intend to vigorously defend our positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with these matters could increase by up to an additional $6.0 million based on the outcome of ongoing litigation or negotiations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the NASDAQ Global Select Market under the symbol “DNKN” since July 27, 2011. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices of our common stock on the NASDAQ Global Select Market.

Fiscal Quarter	High	Low
2011
Third Quarter (13 weeks ended September 24, 2011)(1)	$31.94	$24.97
Fourth Quarter (14 weeks ended December 31, 2011)	$29.93	$23.24

(1)	Represents period from July 27, 2011, the date of our initial public offering, through the end of the quarter

On February 17, 2012, we had 203 holders of record of our common stock.

Dividend policy

On December 3, 2010, we paid a cash dividend of $500.0 million on the outstanding shares of our Class L common stock. We do not currently pay regular dividends on our common stock. However, we evaluate our dividend policy on a regular basis and may, subject to compliance with the covenants contained in our senior credit facility and other considerations, determine to pay dividends in the future.

Securities authorized for issuance under our equity compensation plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,492,105	$5.02	10,830,978
Equity compensation plans not approved by security holders	—	—	—

TOTAL	5,492,105	$5.02	10,830,978

Performance Graph

The following graph depicts the total return to shareholders from July 27, 2011, the date our common stock became listed on the NASDAQ Global Select Market, through December 31, 2011, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on July 27, 2011 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	7/27/2011	12/31/2011
Dunkin’ Brands Group, Inc. (DNKN)	$100.00	$99.92
S&P 500	$100.00	$94.42
S&P Consumer Discretionary	$100.00	$95.65

Recent Sales of Unregistered Securities.

During the year ended December 31, 2011, we issued and sold 589,342.89 shares of Class A Common Stock and 65,482.54 shares of Class L Common Stock in 2011 for aggregate consideration of $3,213,883. These shares were issued without registration in reliance on the exemptions afforded by Section 4(2) of the Securities Act of 1933, as amended, and Rules 506 and 701 promulgated thereunder.

The foregoing share numbers do not reflect the 1-for-4.568 reverse split and reclassification of our Class A common stock on July 8, 2011, or the conversion of our Class L common stock in connection with our initial public offering.

Item 6. Selected Financial Data.

The following table sets forth our selected historical consolidated financial and other data, and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected historical financial data has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. The data in the following table related to adjusted operating income, adjusted net income, points of distribution, comparable store sales growth, franchisee-reported sales, company-owned store sales, and systemwide sales growth are unaudited for all periods presented. The data for fiscal year 2011 reflects the results of operations for a 53-week period. All other periods presented reflect the results of operations for 52-week periods.

	Fiscal Year
	2007	2008	2009	2010	2011
	($ in thousands, except per share data or as otherwise noted)
Consolidated Statements of Operations Data:
Franchise fees and royalty income	$325,441	349,047	344,020	359,927	398,474
Rental income	98,860	97,886	93,651	91,102	92,145
Sales of ice cream products	63,777	71,445	75,256	84,989	100,068
Other revenues	28,857	26,551	25,146	41,117	37,511

Total revenues	516,935	544,929	538,073	577,135	628,198

Amortization of intangible assets	39,387	37,848	35,994	32,467	28,025
Impairment charges(1)	4,483	331,862	8,517	7,075	2,060
Other operating costs and expenses(2)	311,005	330,281	323,318	361,893	389,329

Total operating costs and expenses	354,875	699,991	367,829	401,435	419,414

Equity in net income (loss) of joint ventures(3)	12,439	14,169	14,301	17,825	(3,475)

Operating income (loss)	174,499	(140,893)	184,545	193,525	205,309

Interest expense, net	(111,677)	(115,944)	(115,019)	(112,532)	(104,449)
Gain (loss) on debt extinguishment and refinancing transactions	—	—	3,684	(61,955)	(34,222)
Other gains (losses), net	3,462	(3,929)	1,066	408	175

Income (loss) from continuing operations before income taxes	66,284	(260,766)	74,276	19,446	66,813
Income (loss) from continuing operations	39,331	(269,898)	35,008	26,861	34,442
Net income (loss)(4)	$34,699	(269,898)	35,008	26,861	34,442
Earnings (loss) per share:
Class L—basic and diluted	$4.12	4.17	4.57	4.87	6.14
Common—basic and diluted	$(1.48)	(8.95)	(1.69)	(2.04)	(1.41)

	Fiscal Year
	2007	2008	2009	2010	2011
	($ in thousands, except per share data or as otherwise noted)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and restricted cash(5)	$147,968	251,368	171,403	134,504	246,984
Total assets	3,608,753	3,341,649	3,224,717	3,147,288	3,224,018
Total debt(6)	1,603,561	1,668,410	1,451,757	1,864,881	1,473,469
Total liabilities	2,606,011	2,614,327	2,454,109	2,841,047	2,478,082
Common stock, Class L(7)	1,033,450	1,127,863	1,232,001	840,582	—
Total stockholders’ equity (deficit)(7)	(30,708)	(400,541)	(461,393)	(534,341)	745,936

Other Financial Data:
Capital expenditures	$37,542	27,518	18,012	15,358	18,596
Adjusted operating income(8)	218,369	228,817	229,056	233,067	270,740
Adjusted net income(8)	61,021	69,719	59,504	87,759	101,744

Points of Distribution(9):
Dunkin’ Donuts U.S.	5,769	6,395	6,566	6,772	7,015
Dunkin’ Donuts International	2,219	2,440	2,620	2,988	3,068
Baskin-Robbins U.S.	2,763	2,692	2,597	2,547	2,457
Baskin-Robbins International	3,111	3,321	3,610	3,886	4,254

Total distribution points	13,862	14,848	15,393	16,193	16,794

Comparable Store Sales Growth (U.S. Only)(10):
Dunkin’ Donuts	1.3%	(0.8)%	(1.3)%	2.3%	5.1%
Baskin-Robbins	0.3%	(2.2)%	(6.0)%	(5.2)%	0.5%

Franchisee-Reported Sales ($ in millions)(11):
Dunkin’ Donuts U.S.	$4,792	5,004	5,174	5,403	5,919
Dunkin’ Donuts International	476	529	508	584	636
Baskin-Robbins U.S.	572	560	524	494	496
Baskin-Robbins International	723	800	970	1,158	1,292

Total Franchisee-Reported Sales	$6,563	6,893	7,176	7,639	8,343

Company-Owned Store Sales ($ in millions)(12):
Dunkin’ Donuts U.S.	$—	—	2	17	12
Baskin-Robbins U.S.	—	—	—	—	1

Systemwide Sales Growth(13):
Dunkin’ Donuts U.S.	5.7%	4.4%	3.4%	4.7%	9.4%
Dunkin’ Donuts International	8.5%	11.1%	(4.0)%	15.0%	9.1%
Baskin-Robbins U.S.	(1.3)%	(2.1)%	(6.4)%	(5.5)%	0.4%
Baskin-Robbins International	9.7%	10.7%	21.3%	19.4%	11.6%

Total Systemwide Sales Growth	5.6%	5.0%	4.1%	6.7%	9.1%

(1)

Fiscal year 2008 includes $294.5 million of goodwill impairment charges related to Dunkin’ Donuts U.S. and Baskin-Robbins International, as well as a $34.0 million trade name impairment related to Baskin-Robbins U.S.

(2)

Includes fees paid to the Sponsors of $3.0 million for each of the fiscal years 2007, 2008, 2009, and 2010, and $16.4 million for fiscal year 2011 under a management agreement, which was terminated in connection with our IPO.

(3)

Fiscal year 2011 includes an impairment of the investment in the Korea joint venture of $19.8 million, less a reduction in depreciation and amortization, net of tax, resulting from the impairment of the underlying intangible and long-lived assets of $976,000. Amounts also include amortization expense, net of tax, related to intangible franchise rights established in purchase accounting of $1.8 million, $907,000, $899,000, $897,000 and $868,000 for fiscal years 2007, 2008, 2009, 2010, and 2011, respectively.

(4)	We completed the sale of our Togo’s brand on November 30, 2007. Net income for fiscal year 2007 includes a loss from discontinued operations of $4.6 million related to the Togo’s operations and sale.
(5)

Amounts as of December 29, 2007, December 27, 2008, and December 26, 2009 include cash held in restricted accounts pursuant to the terms of the securitization indebtedness. Following the redemption and discharge of the securitization indebtedness in fiscal year 2010, such amounts are no longer restricted. The amounts also include cash held as advertising funds or reserved for gift card/certificate programs. Our cash, cash equivalents, and restricted cash balance at December 27, 2008 increased primarily as a result of short-term borrowings.

(6)

Includes capital lease obligations of $3.6 million, $4.2 million, $5.4 million, $5.4 million, and $5.2 million as of December 29, 2007, December 27, 2008, December 26, 2009, December 25, 2010, and December 31, 2011, respectively.

(7)

Prior to our IPO in fiscal year 2011, the Company had two classes of common stock, Class L and common. Class L common stock was classified outside of permanent equity at its preferential distribution amount, as the Class L stockholders controlled the timing and amount of distributions. Immediately prior to our IPO, each share of Class L common stock converted into 2.4338 shares of common stock, and the preferential distribution amount of Class L common stock at the date of conversion was reclassified into additional paid-in capital within permanent equity.

(8)

Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, impairment charges, Sponsor management agreement termination fee, and secondary offering costs, and, in the case of adjusted net income, loss on debt extinguishment and refinancing transactions, net of the tax impact of such adjustments. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. Adjusted operating income and adjusted net income are reconciled from operating income (loss) and net income (loss), respectively, determined under GAAP as follows:

	Fiscal Year
	2007	2008	2009	2010	2011
	(Unaudited, $ in thousands)
Operating income (loss)	$174,499	(140,893)	184,545	193,525	205,309
Adjustments:
Sponsor termination fee	—	—	—	—	14,671
Amortization of other intangible assets	39,387	37,848	35,994	32,467	28,025
Impairment charges	4,483	331,862	8,517	7,075	2,060
Korea joint venture impairment, net(i)	—	—	—	—	18,776
Secondary offering costs	—	—	—	—	1,899

Adjusted operating income	$218,369	228,817	229,056	233,067	270,740

Net income (loss)	$34,699	(269,898)	35,008	26,861	34,442
Adjustments:
Sponsor termination fee	—	—	—	—	14,671
Amortization of other intangible assets	39,387	37,848	35,994	32,467	28,025
Impairment charges	4,483	331,862	8,517	7,075	2,060
Korea joint venture impairment, net(i)	—	—	—	—	18,776
Secondary offering costs	—	—	—	—	1,899
Loss (gain) on debt extinguishment and refinancing transactions	—	—	(3,684)	61,955	34,222
Tax impact of adjustments(ii)	(17,548)	(30,093)	(16,331)	(40,599)	(32,351)

Adjusted net income	$61,021	69,719	59,504	87,759	101,744

(i)

Amount consists of an impairment of the investment in the Korea joint venture of $19.8 million, less a reduction in depreciation and amortization, net of tax, of $976,000 resulting from the allocation of the impairment charge to the underlying intangible and long-lived assets of the joint venture.

(ii)

Tax impact of adjustments calculated at a 40% effective tax rate for each period presented, excluding the goodwill impairment charge in fiscal year 2008, as the goodwill is not deductible for tax purposes, and the Korea joint venture impairment in fiscal year 2011 as there was no tax impact related to that charge.

(9)	Represents period end points of distribution.
(10)

Represents the growth in average weekly sales for franchisee- and company-owned restaurants that have been open at least 54 weeks that have reported sales in the current and comparable prior year week.

(11)	Franchisee-reported sales include sales at franchisee restaurants, including joint ventures.
(12)	Company-owned store sales include sales at restaurants owned and operated by Dunkin’ Brands.
(13)

Systemwide sales growth represents the percentage change in sales at both franchisee- and company-owned restaurants from the comparable period of the prior year. Changes in systemwide sales are driven by changes in average comparable store sales and changes in the number of restaurants.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the selected financial data and the audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” or “anticipates” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk factors” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

Introduction and overview

We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With 16,794 points of distribution in 58 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of December 31, 2011, Dunkin’ Donuts had 10,083 global points of distribution with restaurants in 36 U.S. states and the District of Columbia and in 31 foreign countries. Baskin-Robbins had 6,711 global points of distribution as of the same date, with restaurants in 44 U.S. states and the District of Columbia and in 48 foreign countries.

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

Approximately 63% of our revenue for fiscal year 2011 was derived from royalty income and franchise fees. Sales of ice cream products to Baskin-Robbins franchisees in certain international markets accounted for 16% of our revenue for fiscal year 2011. An additional 15% of our revenue for fiscal year 2011 was generated from rental income from franchisees that lease or sublease their properties from us. The balance of our revenue for fiscal year 2011 consisted of license fees on products sold in non-franchised outlets, license fees on sales of ice cream products to Baskin-Robbins franchisees in the U.S., refranchising gains, transfer fees from franchisees, revenue from our company-owned restaurants, and online training fees.

Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 31 company-owned points of distribution as of December 31, 2011, we are less affected by store-level costs, profitability and fluctuations in commodity costs than other QSR operators.

Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For fiscal year 2011, franchisee contributions to the U.S. advertising funds were $316.3 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter (or 14-week fourth quarter, when applicable) basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday of the fourth quarter, when applicable). The data periods contained within fiscal years 2011, 2010, and 2009 reflect the results of operations for the 53-week, 52-week, and 52-week periods ending on December 31, 2011, December 25, 2010, and December 26, 2009, respectively. Certain financial measures and other metrics have been presented with the impact of the additional week on the results for fiscal year 2011. The impact of the additional week in fiscal year 2011 reflects our estimate of the 53rd week on systemwide sales growth, revenues, and expenses.

Selected operating and financial highlights

	Fiscal year
	2009	2010	2011
Systemwide sales growth	4.1%	6.7%	9.1%
Comparable store sales growth (U.S. only):
Dunkin’ Donuts U.S.	(1.3)%	2.3%	5.1%
Baskin-Robbins U.S.	(6.0)%	(5.2)%	0.5%
Total revenues	$538,073	577,135	628,198
Operating income	184,545	193,525	205,309
Adjusted operating income	229,056	233,067	270,740
Net income	35,008	26,861	34,442
Adjusted net income	59,504	87,759	101,744

Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, impairment charges, Sponsor management agreement termination fee, and secondary offering costs, and, in the case of adjusted net income, loss on debt extinguishment and refinancing transactions, net of the tax impact of such adjustments. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Fiscal year
	2009	2010	2011
Operating income	$184,545	193,525	205,309
Adjustments:
Sponsor termination fee	—	—	14,671
Amortization of other intangible assets	35,994	32,467	28,025
Impairment charges	8,517	7,075	2,060
Korea joint venture impairment(1)	–	–	18,776
Secondary offering costs	–	–	1,899

Adjusted operating income	$229,056	233,067	270,740

Net income	$35,008	26,861	34,442
Adjustments:
Sponsor termination fee	—	—	14,671
Amortization of other intangible assets	35,994	32,467	28,025
Impairment charges	8,517	7,075	2,060
Korea joint venture impairment(1)	—	—	18,776
Secondary offering costs	—	—	1,899
Loss (gain) on debt extinguishment and refinancing transactions	(3,684)	61,955	34,222
Tax impact of adjustments(2)	(16,331)	(40,599)	(32,351)

Adjusted net income	$59,504	87,759	101,744

(1)

Amount consists of an impairment of the investment in the Korea joint venture of $19.8 million, less a reduction in depreciation and amortization, net of tax, resulting from the impairment of the underlying intangible and long-lived assets of $976,000.

(2)

Tax impact of adjustments calculated at a 40% effective tax rate for each period presented, excluding the Korea joint venture impairment in fiscal year 2011 as there was no tax impact related to that charge.

Fiscal year 2011 compared to fiscal year 2010

Overall growth in systemwide sales of 9.1% for fiscal year 2011, or 7.4% on a 52-week basis, resulted from the following:

•

Dunkin’ Donuts U.S. systemwide sales growth of 9.4%, which was the result of comparable store sales growth of 5.1% driven by both increased average ticket and transaction counts, net restaurant development of 243 restaurants in 2011, and approximately 190 basis points of growth attributable to the extra week in fiscal year 2011;

•

Dunkin’ Donuts International systemwide sales growth of 9.1% as a result of sales increases in South Korea and Southeast Asia driven by net new restaurant development, comparable store sales growth, and favorable foreign exchange;

•

Baskin-Robbins U.S. systemwide sales growth of 0.4% resulting primarily from comparable store sales growth of 0.5% and the extra week in fiscal year 2011, contributing approximately 140 basis points of growth, offset by a slightly reduced restaurant base; and

•

Baskin-Robbins International systemwide sales growth of 11.6% resulting from increased sales in South Korea and Japan, which resulted from both sales growth and favorable foreign exchange, as well as in the Middle East, and approximately 190 basis points of growth attributable to the extra week in fiscal year 2011.

The increase in total revenues of $51.1 million, or 8.8%, for fiscal year 2011 primarily resulted from increased franchise fees and royalty income of $38.5 million, driven by the increase in Dunkin’ Donuts U.S. systemwide sales, as well as a $15.1 million increase in sales of ice cream products. Approximately $8.0 million of the increase in total revenues was attributable to the extra week in fiscal year 2011, consisting primarily of additional royalty income and sales of ice cream products.

Operating income increased $11.8 million, or 6.1%, for fiscal year 2011 driven by the increase in franchise fees and royalty income noted above, as well as a $10.3 million reduction in depreciation, amortization, and impairment charges. Offsetting these increases in operating income was an increase in general and administrative expenses of $17.0 million driven by a $14.7 million expense related to the termination of the Sponsor management agreement upon the Company’s initial public offering in 2011, as well as a $21.3 million reduction in equity in net income of joint ventures driven by an impairment of the investment in the Korea joint venture.

Adjusted operating income increased $37.7 million, or 16.2%, for fiscal year 2011 driven by the increase in franchise fees and royalty income.

Net income increased $7.6 million, or 28.2%, for fiscal year 2011 as a result of the $11.8 million increase in operating income, a $27.7 million decrease in loss on debt extinguishment and refinancing transactions, and a $7.8 million decrease in interest expense, offset by a $39.8 million increase in income tax expense driven by increased profit before tax and benefits from state tax rate changes realized in the prior year.

Adjusted net income increased $14.0 million, or 15.9%, for fiscal year 2011 resulting primarily from a $37.7 million increase in adjusted operating income and a $7.8 million decrease in interest expense, offset by a $31.5 million increase in income tax expense.

Fiscal year 2010 compared to fiscal year 2009

Overall growth in systemwide sales of 6.7% for fiscal year 2010 resulted from the following:

•

Dunkin’ Donuts U.S. systemwide sales growth of 4.7%, which was the result of net restaurant development of 206 restaurants in 2010 and comparable store sales growth of 2.3% driven by both increased transaction counts and average ticket;

•

Dunkin’ Donuts International systemwide sales growth of 15.0%, which resulted from results in South Korea and Southeast Asia driven by a combination of new restaurant development and comparable store sales growth;

•	Baskin-Robbins U.S. systemwide sales decline of 5.5% resulting from a comparable store sales decline of 5.2% in addition to a slightly reduced restaurant base; and

•

Baskin-Robbins International systemwide sales growth of 19.4% as a result of increased sales in South Korea and Japan, which resulted from both strong sales growth and favorable foreign exchange, as well as strong sales growth in the Middle East.

The increase in total revenues of $39.1 million, or 7.3%, for fiscal year 2010 primarily resulted from increased franchise fees and royalty income of $15.9 million, driven primarily by the increase in Dunkin’ Donuts U.S. systemwide sales, as well as a $16.0 million increase in other revenues resulting from additional company-owned restaurants held during the year.

Operating income increased $9.0 million, or 4.9%, for fiscal year 2010 driven by the increase in franchise fees and royalty income noted above, as well as a $3.5 million increase in equity in net income of joint ventures and a $6.5 million reduction in depreciation, amortization and impairment charges. Increases in general and administrative expenses, excluding cost of sales for company-owned restaurants, offset the additional revenues and joint venture income.

Adjusted operating income increased $4.0 million, or 1.8%, for fiscal year 2010 driven by the increases in franchise fees and royalty income and equity in net income of joint ventures, offset by increased general and administrative expenses, excluding cost of sales for company-owned restaurants.

Net income decreased $8.1 million for fiscal year 2010 driven by a $62.0 million pre-tax loss on debt extinguishment, offset by a $46.7 million decrease in tax expense due to reduced profit before tax, as well as a $9.0 million increase in operating income.

Adjusted net income increased $28.3 million, or 47.5%, for fiscal year 2010 resulting primarily from a $22.4 million decrease in the provision for income taxes, a $4.0 million increase in adjusted operating income, and a $2.6 million decrease in interest expense.

Earnings per share

Earnings and adjusted earnings per common share and pro forma common share were as follows:

	Fiscal year
	2009	2010	2011
Earnings (loss) per share – basic and diluted:
Class L	$4.57	4.87	6.14
Common	(1.69)	(2.04)	(1.41)
Diluted earnings per pro forma common share	0.36	0.28	0.32
Diluted adjusted earnings per pro forma common share	0.61	0.90	0.94

On August 1, 2011, the Company completed an initial public offering in which 22,250,000 shares of common stock were sold at an initial public offering price of $19.00 per share. Immediately prior to the offering, each share of the Company’s Class L common stock converted into 2.4338 shares of common stock. The number of common shares used in the calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share for fiscal years 2011, 2010, and 2009 give effect to the conversion of all outstanding shares of Class L common stock at the conversion factor of 2.4338 common shares for each Class L share, as if the conversion was completed at the beginning of the respective fiscal year. The calculations of diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share also include the dilutive effect of common restricted shares and stock options, using the treasury stock method. Shares sold in the offering are included in the diluted earnings per pro forma common share and diluted adjusted earnings per pro forma common share calculations beginning on the date that such shares were actually issued. Diluted earnings per pro forma common share is calculated using net income in accordance with GAAP. Diluted adjusted earnings per pro forma common share is calculated using adjusted net income, as defined above.

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

	Fiscal year
	2009	2010	2011
Diluted earnings per pro forma common share:
Net income (in thousands)	$35,008	26,861	34,442
Pro forma weighted average number of common shares – diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding(1)	22,859,274	22,806,796	22,845,378
Adjustment to weight Class L shares over respective fiscal year(1)	—	—	(9,790,933)

Weighted average number of Class L shares over fiscal year	22,859,274	22,806,796	13,054,445
Class L conversion factor	2.4338	2.4338	2.4338

Weighted average number of converted Class L shares	55,635,490	55,507,768	31,772,244
Weighted average number of common shares	41,096,393	41,295,866	74,835,697

Pro forma weighted average number of common shares – basic	96,731,883	96,803,634	106,607,941
Incremental dilutive common shares(2)	656,949	275,844	1,064,587

Pro forma weighted average number of common shares – diluted	97,388,832	97,079,478	107,672,528

Diluted earnings per pro forma common share	$0.36	0.28	0.32

Diluted adjusted earnings per pro forma common share:
Adjusted net income (in thousands)	$59,504	87,759	101,744
Pro forma weighted average number of common shares – diluted	97,388,832	97,079,478	107,672,528

Diluted adjusted earnings per pro forma common share	$0.61	0.90	0.94

(1)

The weighted average number of Class L shares in the actual Class L earnings per share calculation for fiscal year 2011 represents the weighted average from the beginning of the fiscal year up through the date of conversion of the Class L shares into common shares. As such, the pro forma weighted average number of common shares includes an adjustment to the weighted average number of Class L shares outstanding to reflect the length of time the Class L shares were outstanding prior to conversion relative to the respective fiscal year. The converted Class L shares are already included in the weighted average number of common shares outstanding for the period after their conversion.
(2)	Represents the dilutive effect of restricted shares and stock options, using the treasury stock method.

Results of operations

Fiscal year 2011 compared to fiscal year 2010

Consolidated results of operations

	Fiscal year 2010	Fiscal year 2011	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$359,927	398,474	38,547	10.7%
Rental income	91,102	92,145	1,043	1.1%
Sales of ice cream products	84,989	100,068	15,079	17.7%
Other revenues	41,117	37,511	(3,606)	(8.8)%

Total revenues	$577,135	628,198	51,063	8.8%

The increase in total revenues for fiscal year 2011 of $51.1 million was driven by an increase in royalty income of $30.7 million, or 9.2%, mainly as a result of Dunkin’ Donuts U.S. systemwide sales growth, and a $6.8 million increase in franchise renewal income. Sales of ice cream products also increased $15.1 million, or 17.7%, driven by strong sales in the Middle East and Australia, a December 2010 price increase that was implemented to offset higher commodity costs, and an additional week of sales in fiscal year 2011. These increases in revenue were offset by a decrease in other revenues of $3.6 million primarily as a result of a decline in the average number of company-owned stores held during fiscal year 2011. Approximately $8.0 million of the increase in total revenues was attributable to the extra week in fiscal year 2011, consisting primarily of additional royalty income and sales of ice cream products.

	Fiscal year 2010	Fiscal year 2011	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$53,739	51,878	(1,861)	(3.5)%
Cost of ice cream products	59,175	72,329	13,154	22.2%
General and administrative expenses, net	223,620	240,625	17,005	7.6%
Depreciation and amortization	57,826	52,522	(5,304)	(9.2)%
Impairment charges	7,075	2,060	(5,015)	(70.9)%

Total operating costs and expenses	$401,435	419,414	17,979	4.5%
Equity in net income (loss) of joint ventures	17,825	(3,475)	(21,300)	(119.5)%
Operating income	$193,525	205,309	11,784	6.1%

Occupancy expenses for franchised restaurants for fiscal year 2011 decreased $1.9 million resulting primarily from additional lease reserves recorded in the prior year and a decline in the number of leased properties. Cost of ice cream products increased 22.2% from the prior year, as compared to a 17.7% increase in sales of ice cream products, resulting from unfavorable commodity prices and foreign exchange, slightly offset by increases in selling prices.

General and administrative expenses for fiscal year 2011 includes certain expenses related to our initial public offering completed in August 2011 and a secondary offering completed in December 2011. Upon completion of the initial public offering, the Sponsor management agreement was terminated resulting in a $13.4 million increase in management fees, consisting of a $14.7 million expense incurred upon termination offset by no longer incurring the $3.0 million annual management fee expense post-termination. Additionally, $2.6 million of share-

based compensation expense was recorded upon completion of the initial public offering related to approximately 0.8 million restricted shares granted to employees that were not eligible to vest until completion of an initial public offering or change of control (performance condition). No future expense will be recorded related to this tranche of restricted shares. The Company also recorded incremental share-based compensation expense of approximately $0.9 million upon completion of the secondary offering in December 2011, related to approximately 0.3 million stock options granted to employees that were not eligible to vest until the sale or disposition of shares held by our Sponsors (performance condition). Finally, the Company incurred approximately $1.0 million of transaction costs related to the secondary offering in fiscal year 2011.

Excluding the offering-related costs above, general and administrative expenses declined $0.9 million, or 0.4%, in fiscal year 2011. This decrease was driven by a decline of $9.0 million in professional fees and legal costs resulting from reduced information technology expenses and legal settlement reserves. Additionally, other general and administrative expenses declined $5.2 million primarily as a result of reduced cost of sales for company-owned restaurants due to a reduction in the average number of company-owned stores, net of expenses incurred related to the roll-out of a new point-of-sale system for Baskin-Robbins franchisees. Offsetting these declines was an increase in personnel costs of $13.2 million, of which approximately $2.4 million was attributable to the extra week in fiscal year 2011, with the remaining increase related to investment in our Dunkin’ Donuts U.S. contiguous growth strategy and higher projected incentive compensation payouts, offset by prior year costs associated with our executive chairman transition.

Depreciation and amortization declined $5.3 million in fiscal year 2011 resulting primarily from a license right intangible asset becoming fully amortized in July 2010, as well as terminations of lease agreements in the normal course of business resulting in the write-off of favorable lease intangible assets, which thereby reduced future amortization. Additionally, depreciation declined due to assets becoming fully depreciated and the write-off of leasehold improvements upon terminations of lease agreements, slightly offset by depreciation on capital purchases.

The decrease in impairment charges in fiscal year 2011 of $5.0 million resulted primarily from the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.

Equity in net income (loss) of joint ventures decreased $21.3 million in fiscal year 2011 primarily as a result of a $19.8 million impairment charge recorded on the investment in our South Korea joint venture, offset by a reduction in depreciation and amortization, net of tax, of $1.0 million resulting from the allocation of the impairment charge to the underlying intangible and long-lived assets of the joint venture. The remaining decline in equity in net income (loss) of joint ventures resulted from higher expenses for our South Korea joint venture, slightly offset by stronger earnings from our Japan joint venture.

	Fiscal year 2010	Fiscal year 2011	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Interest expense, net	$112,532	104,449	(8,083)	(7.2)%
Loss on debt extinguishment and refinancing transactions	61,955	34,222	(27,733)	(44.8)%
Other gains, net	(408)	(175)	233	57.1%

Total other expense	$174,079	138,496	(35,583)	(20.4)%

The decrease in net interest expense for fiscal year 2011 resulted primarily from reductions in the average cost of borrowing due to refinancing and re-pricing transactions, offset by an increase in the weighted average long-term debt outstanding and an extra week of interest expense in fiscal year 2011. As the senior notes were fully repaid upon completion of the initial public offering on August 1, 2011, interest expense is expected to decrease in the future and remain consistent with the net interest expense realized in the fourth quarter of 2011 on a 13-week basis.

The loss on debt extinguishment incurred in fiscal year 2010 resulted from the refinancing of existing long-term debt in the fourth quarter of 2010, which yielded a $58.3 million loss, as well as the voluntary retirement of long-term debt in the second quarter of 2010, which resulted in a $3.7 million loss. The loss on debt extinguishment and refinancing transactions incurred in fiscal year 2011 resulted from the completion of the initial public offering and related repayment of senior notes, as well as term loan re-pricing and upsize transactions completed in the first half of 2011. Loss on debt extinguishment and refinancing transactions in 2011 totaled $25.9 million related to the retirement of senior notes and $8.3 million related to term loans.

The decline in other gains from fiscal 2010 to fiscal 2011 resulted primarily from reduced net foreign exchange gains.

	Fiscal year 2010	Fiscal year 2011
	(In thousands, except percentages)
Income before income taxes	$19,446	66,813
Provision for income taxes	(7,415)	32,371
Effective tax rate	(38.1)%	48.5%

The negative effective tax rate of 38.1% in fiscal year 2010 was primarily attributable to changes in state tax rates, which resulted in a deferred tax benefit of approximately $5.7 million in fiscal 2010, as well as a benefit of $3.1 million related to reserves for uncertain tax positions. The effective tax rate for fiscal year 2010 was also impacted by a reduced income before income taxes, driven by the loss on debt extinguishment, which magnified the impact of permanent and other tax differences. The increased effective tax rate for fiscal year 2011 primarily resulted from the impairment related to the Korea joint venture investment, which reduced income before income taxes but for which there is no corresponding tax benefit.

Operating segments

We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, foreign currency gains and losses, other gains and losses, and unallocated corporate charges, referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments include equity in net income (loss) from joint ventures, except for the impairment charge, net of the related reduction in depreciation and amortization, net of tax, recorded in fiscal year 2011 on the investment in our South Korea joint venture. For a reconciliation to total revenues and income before income taxes, see the notes to our consolidated financial statements. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include retail sales from company-owned restaurants, as well as revenue earned through arrangements with third parties in which our brand names are used and revenue generated from online training programs for franchisees that are not allocated to a specific segment. For purposes of evaluating segment profit, Dunkin’ Donuts U.S. includes the net operating income earned from company-owned restaurants.

Dunkin’ Donuts U.S.

	Fiscal year 2010	Fiscal year 2011	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$290,187	317,203	27,016	9.3%
Franchise fees	21,721	29,905	8,184	37.7%
Rental income	85,311	86,590	1,279	1.5%
Other revenues	3,118	4,030	912	29.2%

Total revenues	$400,337	437,728	37,391	9.3%

Segment profit	$293,132	334,308	41,176	14.0%

The increase in Dunkin’ Donuts U.S. revenues for fiscal year 2011 was primarily driven by an increase in royalty income of $27.0 million as a result of an increase in systemwide sales, as well as increases in franchise fees of $8.2 million as a result of increased franchise renewal income. Approximately $6.4 million of the increase in total revenues was attributable to the extra week in fiscal year 2011.

The increase in Dunkin’ Donuts U.S. segment profit for fiscal year 2011 was primarily driven by the increase in total revenues of $37.4 million and a decrease in professional fees, legal costs, and other general and administrative expenses of $6.2 million due to reduced legal settlement costs and reduced bad debt expenses. Also contributing to the increase in segment profit was a $2.2 million decline in occupancy expenses driven by additional lease reserves recorded in the prior year and a decline in the number of leased locations. Offsetting these increases in segment profit was an increase in personnel costs of $5.4 million, of which approximately $0.9 million was attributable to the extra week in fiscal year 2011, with the remaining increase related to investment in our Dunkin’ Donuts U.S. contiguous growth strategy and higher projected incentive compensation payouts.

Dunkin’ Donuts International

	Fiscal year 2010	Fiscal year 2011	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$11,353	12,657	1,304	11.5%
Franchise fees	2,438	2,294	(144)	(5.9)%
Rental income	303	258	(45)	(14.9)%
Other revenues	34	44	10	29.4%

Total revenues	$14,128	15,253	1,125	8.0%

Segment profit	$14,573	11,528	(3,045)	(20.9)%

The increase in Dunkin’ Donuts International revenue for fiscal year 2011 resulted primarily from an increase in royalty income of $1.3 million driven by the increase in systemwide sales, slightly offset by a decrease of $0.1 million in franchise fees driven by fewer store openings.

The decrease in Dunkin’ Donuts International segment profit for fiscal year 2011 was primarily driven by a decline in income from the South Korea joint venture of $3.1 million, as well as increases in personnel costs and travel of $0.9 million. These declines in segment profit were offset by the increase in total revenues.

Baskin-Robbins U.S.

	Fiscal year 2010	Fiscal year 2011	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$25,039	25,177	138	0.6%
Franchise fees	1,709	1,271	(438)	(25.6)%
Rental income	4,842	4,544	(298)	(6.2)%
Sales of ice cream products	2,307	2,223	(84)	(3.6)%
Other revenues	9,023	8,548	(475)	(5.3)%

Total revenues	$42,920	41,763	(1,157)	(2.7)%

Segment profit	$27,607	20,904	(6,703)	(24.3)%

The decline in Baskin-Robbins U.S. revenue for fiscal year 2011 primarily resulted from a decline in other revenues of $0.5 million due to a decrease in licensing income related to the sale of Baskin-Robbins ice cream products to franchisees. Additionally, franchise fees declined $0.4 million driven by fewer store openings, and rental income declined $0.3 million due to a reduction in the number of leased locations. Approximately $0.3 million of the increase in total revenues was attributable to the extra week in fiscal year 2011.

Baskin-Robbins U.S. segment profit for fiscal year 2011 declined as a result of increased other general and administrative expenses of $4.5 million primarily related to the roll-out of a new point-of-sale system for Baskin-Robbins franchisees, as well as additional contributions to the Baskin-Robbins advertising fund to support national brand-building advertising. In addition to the declines in revenues, segment profit also declined due to increased personnel costs and travel of $1.2 million.

Baskin-Robbins International

	Fiscal year 2010	Fiscal year 2011	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$6,191	8,422	2,231	36.0%
Franchise fees	1,289	1,593	304	23.6%
Rental income	572	616	44	7.7%
Sales of ice cream products	82,682	97,845	15,163	18.3%
Other revenues	551	103	(448)	(81.3)%

Total revenues	$91,285	108,579	17,294	18.9%

Segment profit	$41,596	43,533	1,937	4.7%

The growth in Baskin-Robbins International revenues for fiscal year 2011 resulted from an increase in sales of ice cream products of $15.2 million, which was primarily driven by strong sales in the Middle East and Australia, a December 2010 price increase that was implemented to offset higher commodity costs, and an additional week of sales in fiscal year 2011. Royalty income also increased $2.2 million primarily as a result of higher sales and additional royalties earned in Australia directly from franchisees following the termination of a master license agreement in October 2010, as well as higher sales in Japan and South Korea. Approximately $1.3 million of the increase in total revenues was attributable to the extra week in fiscal year 2011.

The increase in Baskin-Robbins International segment profit for fiscal year 2011 resulted primarily from the increase in royalty income noted above and a $1.8 million increase in net margin on sales of ice cream products driven by higher sales volume. Offsetting these increases in segment profit was an increase in personnel costs and travel of $1.9 million.

Fiscal year 2010 compared to fiscal year 2009

Consolidated results of operations

	Fiscal year 2009	Fiscal year 2010	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$344,020	359,927	15,907	4.6%
Rental income	93,651	91,102	(2,549)	(2.7)%
Sales of ice cream products	75,256	84,989	9,733	12.9%
Other revenues	25,146	41,117	15,971	63.5%

Total revenues	$538,073	577,135	39,062	7.3%

The increase in total revenues from fiscal 2009 to fiscal 2010 was primarily driven by an increase in royalty income of $15.1 million, or 4.7%, from the prior year as the result of Dunkin’ Donuts U.S. systemwide sales growth. Other revenues also increased $16.0 million primarily as a result of the acquisition of company-owned restaurants, which contributed an additional $15.2 million of revenue in fiscal 2010. Sales of ice cream products also contributed to the increase in total revenues from fiscal 2009 to fiscal 2010, which were primarily driven by strong sales in the Middle East. These increases in revenue were offset by a decline in rental income of $2.5 million primarily as a result of a decline in the number of leased properties.

	Fiscal year 2009	Fiscal year 2010	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$51,964	53,739	1,775	3.4%
Cost of ice cream products	47,432	59,175	11,743	24.8%
General and administrative expenses, net	197,005	223,620	26,615	13.5%
Depreciation and amortization	62,911	57,826	(5,085)	(8.1)%
Impairment charges	8,517	7,075	(1,442)	(16.9)%

Total operating costs and expenses	$367,829	401,435	33,606	9.1%
Equity in net income of joint ventures	14,301	17,825	3,524	24.6%
Operating income	$184,545	193,525	8,980	4.9%

Occupancy expenses for franchised restaurants increased $1.8 million from fiscal 2009 to fiscal 2010 resulting primarily from the impact of lease reserves, offset by a decline in the number of leased properties. Cost of ice cream products increased 24.8% from the prior year, as compared to a 12.9% increase in sales of ice cream products, primarily as the result of unfavorable commodity prices and foreign exchange.

The increase in other general and administrative expenses from fiscal 2009 to fiscal 2010 was driven by increased cost of sales for company-owned restaurants acquired during 2010 of $15.0 million. Also contributing to the increase in general and administrative expenses was an increase in payroll and related benefit costs of $6.8 million, or 6.0%, as a result of higher incentive compensation payouts and 401(k) matching contributions. Increased professional fees and legal costs driven by information technology enhancements and legal settlement reserves also contributed approximately $10.6 million to the increase in general administrative expenses. These increased expenses were offset by a decrease in bad debt and other reserves of $6.7 million.

Depreciation and amortization declined a total of $5.1 million from fiscal 2009 to fiscal 2010. The decrease is due primarily to a license right intangible asset becoming fully amortized, as well as terminations of lease agreements in the normal course of business resulting in the write-off of favorable lease intangible assets, which thereby reduced future amortization. Additionally, depreciation declined from the prior year due to assets becoming fully depreciated, sales of corporate assets, and the write-off of leasehold improvements upon terminations of lease agreements.

The decrease in impairment charges from fiscal 2009 to fiscal 2010 resulted from an impairment charge recorded in 2009 related to corporate assets, offset by additional impairment charges recorded in 2010 on favorable operating leases due to terminations of lease agreements.

Equity in net income of joint ventures increased from fiscal 2009 to fiscal 2010 as a result of increases in income from both our Japan and South Korea joint ventures. The increases in Japan and South Korea joint venture income from 2009 were primarily driven by sales growth, as well as favorable impact of foreign exchange.

	Fiscal year 2009	Fiscal year 2010	Increase (Decrease)
			$	%
		(In thousands, except percentages)
Interest expense, net	$115,019	112,532	(2,487)	(2.2)%
Loss (gain) on debt extinguishment	(3,684)	61,955	65,639	1,781.7%
Other gains, net	(1,066)	(408)	658	61.7%

Total other expense	$110,269	174,079	63,810	57.9%

Net interest expense declined from fiscal 2009 to fiscal 2010 due to the voluntary retirement of long-term debt with a face value of $99.8 million in the second quarter of 2010, reducing interest paid, insurer premiums, and the amortization of deferred financing costs. These decreases were slightly offset by incremental interest expense on approximately $528 million of additional long-term debt obtained in the fourth quarter of 2010.

The fluctuation in gains and losses on debt extinguishment resulted from the refinancing of existing long-term debt in the fourth quarter of 2010, which yielded a $58.3 million loss, as well as the voluntary retirement of long-term debt in the second quarter of 2010, which resulted in a $3.7 million loss. The gain on debt extinguishment of $3.7 million recorded in 2009 resulted from the voluntary retirement of long-term debt in the third quarter of 2009.

The decline in other gains from fiscal 2009 to fiscal 2010 resulted from reduced net foreign exchange gains, primarily as a result of significant weakening of the U.S. dollar against the Canadian dollar in 2009.

	Fiscal year 2009	Fiscal year 2010
	(In thousands, except percentages)
Income before income taxes	$74,276	19,446
Provision for income taxes	39,268	(7,415)
Effective tax rate	52.9%	(38.1)%

The negative effective tax rate of 38.1% in fiscal 2010 was primarily attributable to changes in state tax rates, which resulted in a deferred tax benefit of approximately $5.7 million in fiscal 2010. The effective tax rate for both years was also impacted by changes in reserves for uncertain tax positions, which are not driven by changes in income before income taxes. Reserves for uncertain tax positions were $9.1 million in fiscal 2009, as compared to a benefit of $3.1 million in fiscal 2010. The effective tax rate for fiscal 2010 was also impacted by a reduced income before income taxes, driven by the loss on debt extinguishment, which magnified the impact of permanent and other tax differences. Additionally, the higher effective tax rate in fiscal 2009 resulted from a $5.8 million additional valuation allowance recorded on capital loss carryforwards.

Operating segments

Dunkin’ Donuts U.S.

	Fiscal year 2009	Fiscal year 2010	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$275,816	290,187	14,371	5.2%
Franchise fees	21,797	21,721	(76)	(0.3)%
Rental income	87,163	85,311	(1,852)	(2.1)%
Other revenues	2,486	3,118	632	25.4%

Total revenues	387,262	400,337	13,075	3.4%

Segment profit	275,961	293,132	17,171	6.2%

The increase in Dunkin’ Donuts U.S. revenue from fiscal 2009 to fiscal 2010 was driven by an increase in royalty income of $14.4 million as a result of an increase in systemwide sales.

The increase in Dunkin’ Donuts U.S. segment profit from fiscal 2009 to fiscal 2010 was primarily driven by the $14.4 million increase in royalty income. The increase in segment profit from fiscal 2009 to fiscal 2010 also resulted from a decline in general and administrative expenses of $5.1 million primarily attributable to decreases in both bad debt provisions and franchisee-related restructuring activities, offset by an increase in legal settlements and payroll-related costs due primarily to increased incentive compensation. Additionally, higher total occupancy expenses of $2.9 million from fiscal 2009 to fiscal 2010 resulted primarily from lease reserves recorded.

Dunkin’ Donuts International

	Fiscal year 2009	Fiscal year 2010	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$10,146	11,353	1,207	11.9%
Franchise fees	1,516	2,438	922	60.8%
Rental income	446	303	(143)	(32.1)%
Other revenues	218	34	(184)	(84.4)%

Total revenues	12,326	14,128	1,802	14.6%

Segment profit	12,628	14,573	1,945	15.4%

The increase in Dunkin’ Donuts International revenue from fiscal 2009 to fiscal 2010 resulted primarily from an increase in royalty income of $1.2 million driven by the increase in systemwide sales. Also contributing to the increased revenue from the prior year was an increase of $0.9 million in franchise fees driven by development in China and Russia.

The increase in Dunkin’ Donuts International segment profit from fiscal 2009 to fiscal 2010 was primarily driven by the increases in revenues of $1.8 million, as noted above.

Baskin-Robbins U.S.

	Fiscal year 2009	Fiscal year 2010	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$26,743	25,039	(1,704)	(6.4)%
Franchise fees	1,763	1,709	(54)	(3.1)%
Rental income	5,409	4,842	(567)	(10.5)%
Sales of ice cream products	2,371	2,307	(64)	(2.7)%
Other revenues	10,007	9,023	(984)	(9.8)%

Total revenues	46,293	42,920	(3,373)	(7.3)%

Segment profit	33,459	27,607	(5,852)	(17.5)%

The decline in Baskin-Robbins U.S. revenue from fiscal 2009 to fiscal 2010 was driven by the decline in systemwide sales, which impacted both royalty income, which declined $1.7 million, and licensing income earned through the sale of ice cream to franchisees by a third-party, which declined $0.6 million. Rental income also decreased $0.6 million in fiscal 2010 driven by a decline in the number of subleases, as well as revised sublease terms which resulted in adjustments of straight-line rental income.

Baskin-Robbins U.S. segment profit declined from fiscal 2009 to fiscal 2010 primarily as a result of the declines in royalty, licensing, and rental income. Also contributing to the decline in segment profit from 2009 was additional gift certificate breakage income recorded in 2009 of $2.6 million, as the Company determined during fiscal year 2009 that sufficient historical patterns existed to estimate breakage and therefore recognized a cumulative adjustment for all gift certificates outstanding.

Baskin-Robbins International

	Fiscal year 2009	Fiscal year 2010	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$4,987	6,191	1,204	24.1%
Franchise fees	1,252	1,289	37	3.0%
Rental income	584	572	(12)	(2.1)%
Sales of ice cream products	72,885	82,682	9,797	13.4%
Other revenues	1,056	551	(505)	(47.8)%

Total revenues	80,764	91,285	10,521	13.0%

Segment profit	41,212	41,596	384	0.9%

The growth in Baskin-Robbins International revenue from fiscal 2009 to fiscal 2010 resulted primarily from an increase in ice cream sales of $9.8 million, which was driven by higher sales in the Middle East. Royalty income also increased $1.2 million in fiscal 2010 due to growth in systemwide sales, specifically in Japan, South Korea, and Russia.

Baskin-Robbins International segment profit remained relatively flat from fiscal 2009 to fiscal 2010. Joint venture income from the Baskin-Robbins businesses in South Korea and Japan increased $3.3 million from 2009, driven by systemwide sales growth in both countries. Royalty income also increased $1.2 million, as noted above. Offsetting these increases in segment profit was a decline in net margin on ice cream sales of $1.9 million, primarily as the result of unfavorable commodity prices and foreign exchange. Also offsetting the increases in segment profit were increases in travel, professional fees, and other general and administrative costs totaling $1.8 million.

Liquidity and capital resources

As of December 31, 2011, we held $246.7 million of cash and cash equivalents, which included $123.1 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of December 31, 2011, we had a borrowing capacity of $88.8 million under our $100.0 million revolving credit facility. During fiscal year 2011, net cash provided by operating activities was $162.7 million, as compared to $229.0 million for fiscal year 2010. Net cash provided by operating activities for fiscal year 2010 included a cash inflow of $101.7 million resulting from fluctuations in restricted cash balances related to our securitization indebtedness. Following the redemption and discharge of the securitization indebtedness in the fourth quarter of 2010, such amounts are no longer restricted, and therefore, there was no operating cash flow impact from restricted cash for fiscal year 2011. Net cash provided by operating activities for fiscal year 2011 includes an increase of $40.9 million in cash held for advertising funds and reserved for gift card/certificate programs. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $103.3 million of free cash flow in fiscal year 2011, calculated as follows:

Fiscal year 2011
Net cash provided by operating activities	$162,703
Less: Increase in cash held for advertising funds and reserved for gift card/certificate programs	(40,856)
Less: Additions to property and equipment	(18,596)

Free cash flow	$103,251

Net cash provided by operating activities of $162.7 million during fiscal year 2011 was primarily driven by net income of $34.4 million, increased by depreciation and amortization of $52.5 million and $35.5 million of other net non-cash reconciling adjustments, $32.9 million of changes in operating assets and liabilities, and dividends received from joint ventures of $7.4 million. During fiscal year 2011, we invested $18.6 million in capital additions to property and equipment. Net cash used in financing activities was $30.1 million during fiscal year 2011, driven primarily by the repayment of long-term debt, net of proceeds from additional borrowings under the term loans, totaling $404.6 million and costs associated with the term loan re-pricing and upsize transactions of $20.1 million, offset by proceeds from our initial public offering, net of offering costs paid, of $390.0 million and proceeds from other issuances of common stock of $3.2 million.

Net cash provided by operating activities of $229.0 million during fiscal 2010 was primarily driven by net income of $26.9 million (increased by depreciation and amortization of $57.8 million and $26.7 million of other net non-cash reconciling adjustments), $6.6 million of dividends received from international joint ventures, and $111.0 million of changes in operating assets and liabilities, including the release of approximately $101.7 million of restricted cash as a result of the November 2010 debt refinancing. During fiscal 2010, we invested $15.4 million in capital additions to property and equipment. Net cash used in financing activities was $132.6 million during fiscal 2010, which includes dividends paid on common stock of approximately $500.0 million, offset by proceeds from the issuance of long-term debt, net of repayment and voluntary retirement of debt and debt issuance costs, of $353.4 million and a $16.1 million decrease in debt-related restricted cash balances.

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

On August 1, 2011, we completed an initial public offering in which we sold 22,250,000 shares of common stock at an initial public offering price of $19.00 per share, resulting in net proceeds to us of approximately $390.0 million after deducting underwriter discounts and commissions and offering-related expenses paid or payable by us. We used a portion of the net proceeds from the initial public offering to redeem the remaining $375.0 million aggregate principal amount of the senior notes at 100.5% plus accrued and unpaid interest, with the remaining net proceeds being used for working capital and general corporate purposes.

The senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes a term loan facility and a revolving credit facility. Following the May 2011 amendment, the aggregate borrowings available under the senior secured credit facility are approximately $1.60 billion, consisting of a full-drawn approximately $1.50 billion term loan facility and an undrawn $100.0 million revolving credit facility under which there was $88.8 million in available borrowings and $11.2 million of letters of credit outstanding as of December 31, 2011. The senior secured credit facility requires principal amortization repayments to be made on term loan borrowings equal to approximately $15.0 million per calendar year, payable in quarterly installments through September 2017. The final scheduled principal payment on the outstanding borrowings under the term loan is due in November 2017. Additionally, following the end of each fiscal year, if DBI’s leverage ratio, which is a measure of DBI’s cash income to outstanding debt, exceeds 4.00x, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. Under the terms of the senior credit facility, the first excess cash flow payment is due in the first quarter of fiscal year 2012 based on fiscal year 2011 excess cash flow and leverage ratio. In December 2011, the Company made an additional principal payment of $11.8 million to be applied to the 2011 excess cash flow payment that is due in the first quarter of 2012. Based on fiscal year 2011 excess cash flow, considering all payments made, the excess cash flow payment required in the first quarter of 2012 is $2.9 million, which may be deducted from future minimum required principal payments.

Borrowings under the term loan bear interest, payable at least quarterly. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least quarterly. We also pay a 0.5% commitment fee per annum on the unused portion of the revolver. The fee for letter of credit amounts outstanding is 3.0%. The revolving credit facility expires in November 2015. As of December 31, 2011, borrowings under the senior credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0%. The applicable margin under the senior credit facility is 2.0% for loans based upon the base rate and 3.0% for loans based upon the LIBOR rate.

The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense, each of which becomes more restrictive over time. For fiscal year 2011, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 8.60 to 1.00 and a minimum interest coverage ratio of 1.45 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization and impairment of long-lived assets, as adjusted, with respect to fiscal year 2011, for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of December 31, 2011, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 4.37 to 1.00 and an interest coverage ratio of 3.22 to 1.00, which were calculated for fiscal year 2011 based upon the adjustments to EBITDA, as provided for under the terms of our senior credit facility. The following is a reconciliation of our net income to such adjusted EBITDA for fiscal year 2011 (in thousands):

Fiscal year 2011
Net income	$34,442
Interest expense	105,072
Income tax expense	32,371
Depreciation and amortization	52,522
Impairment charges	2,060
Korea joint venture impairment, net(a)	18,776

EBITDA	245,243
Adjustments:
Non-cash adjustments(b)	6,260
Transaction costs(c)	1,407
Sponsor management fees(d)	16,420
Loss on debt extinguishment and refinancing transactions(e)	34,222
Severance charges(f)	1,204
Other(g)	9,307

Total adjustments	68,820

Adjusted EBITDA	$314,063

(a)	Represents an impairment of the investment in the Korea joint venture of $19.8 million, less a reduction in depreciation and amortization, net of tax, of $1.0 million resulting from the allocation of the impairment charge to the underlying intangible and long-lived assets of the joint venture.

(b)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(c)	Represents direct and indirect cost and expenses related to the Company’s refinancing, initial public offering, and secondary offering transactions.

(d)	Represents annual fees paid to the Sponsors under a management agreement, which terminated upon the consummation of the initial public offering in July 2011, and includes $14.7 million in fees related to such termination.

(e)	Represents gains/losses recorded and related transaction costs associated with the refinancing and repayment of long-term debt, including the write-off of deferred financing costs and original issue discount, as well as pre-payment premiums.

(f)	Represents severance and related benefits costs associated with non-recurring reorganizations.

(g)	Represents one-time costs and fees associated with entry into new markets, costs associated with various franchisee information technology and one-time market research programs, and the net impact of other non-recurring and individually insignificant adjustments.

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

Off balance sheet obligations

We have entered into a third-party guarantee with a distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product. As product is purchased by our franchisees over the term of the agreement, the amount of the guarantee is reduced. As of December 31, 2011, we were contingently liable for $7.8 million, under this guarantee. Based on current internal forecasts, we believe the franchisees will achieve the required volume of purchases, and therefore, we would not be required to make payments under this agreement. Additionally, the Company has various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. Based on prior history and the Company’s ability to extend contract terms, we have not recorded any liabilities related to these commitments. As of December 31, 2011, we were contingently liable under such supply chain agreements for approximately $23.9 million.

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2026. As of December 31, 2011, the potential amount of undiscounted payments we could be required to make in the event of nonpayment by the primary lessee was $10.5 million. Our franchisees are the primary lessees under the majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, and we have not recorded a liability for such contingent liabilities.

We do not have any other material off balance sheet obligations other than the guaranteed financing arrangements discussed below in “Critical accounting policies.”

Contractual obligations

The following table sets forth our contractual obligations as of December 31, 2011:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$1,859.9	76.4	147.0	165.4	1,471.1
Capital lease obligations	9.0	0.7	1.4	1.5	5.4
Operating lease obligations	617.2	53.0	101.5	89.4	373.3
Purchase obligations(2)(3)	—	—	—	—	—
Short and long-term obligations(4)	1.3	1.2	0.1	—	—

Total(5)	$2,487.4	131.3	250.0	256.3	1,849.8

(1)	Amounts include mandatory principal payments on long-term debt, as well as estimated interest of $61.4 million, $117.1 million, $135.4 million, and $72.4 million for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Interest on the $1.5 billion of term loans under our senior credit facility is variable, subject to an interest rate floor, and has been estimated based on a LIBOR yield curve. Our term loans also require us to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for the preceding fiscal year beginning in the first quarter of fiscal 2012 based on our leverage ratio at the end of fiscal year 2011. If our leverage ratio is less than 4.00 to 1.00, then no excess cash flow prepayment is required. An excess cash flow payment of $2.9 million payable in the first quarter of 2012 based on actual excess cash flow for fiscal year 2011 is not reflected above, as such amount may be deducted from future minimum required principal payments. Excess cash flow prepayments have not been reflected for any other future years in the contractual obligation amounts above.
(2)	We entered into a third-party guarantee with a distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product. As of December 31, 2011, we were contingently liable for $7.8 million under this guarantee. We have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in our being contingently liable upon early termination of the agreement or engaging with another supplier. Based on prior history and our ability to extend contract terms, we have not recorded any liabilities related to these commitments. As of December 31, 2011, we were contingently liable under such supply chain agreements for approximately $23.9 million.
(3)	We are guarantors of and are contingently liable for certain lease arrangements primarily as the result of our assigning our interest. As of December 31, 2011, we were contingently liable for $10.5 million under these guarantees, which are discussed further below in “Off Balance Sheet Obligations.” Additionally, in certain cases, we issue guarantees to financial institutions so that franchisees can obtain financing. If all outstanding guarantees, which are discussed further above in “Critical accounting policies,” came due as of December 31, 2011, we would be liable for approximately $6.9 million.
(4)	Amounts include obligations to former employees under transition and severance agreements.
(5)	As of December 31, 2011, the Company has a liability for uncertain tax positions of $58.3 million. It is possible that the liability will be reduced by approximately $28.0 million through payments or settlements during fiscal year 2012.

Critical accounting policies

Our significant accounting policies are more fully described under the heading “Summary of significant accounting policies” in Note 2 of the notes to the consolidated financial statements. However, we believe the accounting policies described below are particularly important to the portrayal and understanding of our financial position and results of operations and require application of significant judgment by our management. In applying these policies, management uses its judgment in making certain assumptions and estimates.

These judgments involve estimations of the effect of matters that are inherently uncertain and may have a significant impact on our quarterly and annual results of operations or financial condition. Changes in estimates and judgments could significantly affect our result of operations, financial condition, and cash flow in future years. The following is a description of what we consider to be our most significant critical accounting policies.

Revenue recognition

Initial franchise fee revenue is recognized upon substantial completion of the services required of us as stated in the franchise agreement, which is generally upon opening of the respective restaurant. Fees collected in advance are deferred until earned. Royalty income is based on a percentage of franchisee gross sales and is recognized when earned, which occurs at the franchisees’ point of sale. Renewal fees are recognized when a renewal agreement with a franchisee becomes effective. Rental income for base rentals is recorded on a straight-line basis over the lease term. Contingent rent is recognized as earned, and any amounts received from lessees in advance of achieving stipulated thresholds are deferred until such threshold is actually achieved. Revenue from the sale of ice cream is recognized when title and risk of loss transfers to the buyer, which is generally upon shipment. Licensing fees are recognized when earned, which is generally upon sale of the underlying products by the licensees. Retail store revenues at company-owned restaurants are recognized when payment is tendered at the point of sale, net of sales tax and other sales-related taxes. Gains on the refranchise or sale of a restaurant are recognized when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at risk equity, and we are satisfied that the buyer can meet its financial obligations to us.

Allowances for franchise, license and lease receivables / guaranteed financing

We reserve all or a portion of a franchisee’s receivable balance when deemed necessary based upon detailed review of such balances, and apply a pre-defined reserve percentage based on an aging criteria to other balances. We perform our reserve analysis during each fiscal quarter or when events or circumstances indicate that we may not collect the balance due. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.

In limited instances, we issue guarantees to financial institutions so that our franchisees can obtain financing with terms of approximately five to ten years for various business purposes. We recognize a liability and offsetting asset for the fair value of such guarantees. The fair value of a guarantee is based on historical default rates of our total guaranteed loan pool. We monitor the financial condition of our franchisees and record provisions for estimated losses on guaranteed liabilities of our franchisees if we believe that our franchisees are unable to make their required payments. As of December 31, 2011, if all of our outstanding guarantees of franchisee financing obligations came due simultaneously, we would be liable for approximately $6.9 million. As of December 31, 2011, the Company had recorded reserves for such guarantees of $390 thousand. We generally have cross-default provisions with these franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under such loans. We believe these cross-default provisions significantly reduce the risk that we would not be able to recover the amount of required payments under these guarantees and, historically, we have not incurred significant losses under these guarantees due to defaults by our franchisees.

Impairment of goodwill and other intangible assets

Goodwill and trade names (indefinite lived intangibles) have been assigned to our reporting units, which are also our operating segments, for purposes of impairment testing. Our reporting units, which have indefinite lived intangible assets associated with them, are Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International.

We evaluate the remaining useful life of our trade names to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite lived intangible assets are tested for impairment annually. The trade name intangible asset impairment test consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. The fair value of trade names is estimated using the relief from royalty method, an income approach to valuation, which includes projecting future systemwide sales and other estimates. The goodwill impairment test consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. Fair value of a reporting unit is estimated based on a combination of comparative market multiples and discounted cash flow valuation approaches. Currently, we have selected the first day of our fiscal third quarter as the date on which to perform our annual impairment tests for all indefinite lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite lived intangibles has been impaired. No impairment of indefinite lived intangible assets was recorded during fiscal years 2009, 2010, or 2011.

We have intangible assets other than goodwill and trade names that are amortized on a straight-line basis over their estimated useful lives or terms of their related agreements. Other intangible assets consist primarily of franchise and international license rights (franchise rights), ice cream manufacturing and territorial franchise agreement license rights (license rights) and operating lease interests acquired related to our prime leases and subleases (operating leases acquired). Franchise rights recorded in the consolidated balance sheets were valued using an excess earnings approach. The valuation of franchise rights was calculated using an estimation of future royalty income and related expenses associated with existing franchise contracts at the acquisition date. Our valuation included assumptions related to the projected attrition and renewal rates on those existing franchise arrangements being valued. License rights recorded in the consolidated balance sheets were valued based on an estimate of future revenues and costs related to the ongoing management of the contracts over the remaining useful lives. Favorable and unfavorable operating leases acquired were recorded on purchased leases based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date. Favorable operating leases acquired are included as a component of other intangible assets in the consolidated balance sheets. Due to the high level of lease renewals made by our Dunkin’ Donuts franchisees, all lease renewal options for the Dunkin’ Donuts leases were included in the valuation of the favorable operating leases acquired. Amortization of franchise rights, license rights, and favorable operating leases acquired is recorded as amortization expense in the consolidated statements of operations and amortized over the respective franchise, license, and lease terms using the straight-line method. Unfavorable operating leases acquired related to our prime leases and subleases are recorded in the liability section of the consolidated balance sheets and are amortized into rental expense and rental income, respectively, over the base lease term of the respective leases using the straight-line method. Our amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An intangible asset that is deemed impaired is written down to its estimated fair value, which is based on discounted cash flow.

Common stock valuation

For all stock-based awards, we measure compensation cost at fair value on the date of grant and recognize compensation expense over the service period that the awards are expected to vest. Prior to our initial public offering, the key assumption in determining the fair value of stock-based awards on the date of grant is the fair value of the underlying common stock. From fiscal year 2008 through our initial public offering on July 26, 2011, we granted restricted shares and stock options to employees with a fair value of the underlying common stock as follows:

Grant date	Number of restricted shares	Number of executive options	Number of nonexecutive options	Fair value per common share
6/24/2008	—	—	69,615	5.44
7/1/2008	160,902	—	—	5.44
5/15/2009	—	—	14,908	1.92
2/23/2010	—	4,575,306	—	3.01
7/26/2010	—	169,658	19,702	5.02
8/6/2010	—	5,473	202,496	5.02
3/9/2011	—	637,040	21,891	7.31
7/26/2011	65,000	191,000	28,600	19.00

For the awards granted on July 26, 2011, the fair value per common share was determined based on the initial public offering price of the Company’s common stock. For awards granted prior to July 26, 2011, the fair value of common stock underlying the Company’s restricted shares and options was determined based on contemporaneous valuations performed by an independent third-party valuation specialist in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The valuation methodology utilized by the independent third-party valuation specialist was consistent for all valuations completed from 2006 through the first quarter of fiscal year 2011. Financial projections underlying the valuation were determined by management based on long-range projections that were prepared on at least an annual basis and reviewed with the board of directors. Due to the Company’s two classes of common stock, Class L and common, the valuation approach was a two-step process in which the overall equity value of the Company was determined, and then allocated between the two classes of stock.

Overall enterprise and equity values were estimated using a combination of both market and income approaches in order to corroborate the values derived under the different methods. The market-based approach was based on multiples of historical and projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) utilizing trading multiples of a selected peer group of quick service restaurant companies. The selected peer group was generally consistent in each valuation and included a consistent focus on three core peer comparables. The selected multiples from the peer group were then applied to the Company’s historical and projected EBITDA to derive indicated values of the total enterprise. The income approach utilized the discounted cash flow method, which determined enterprise value based on the present value of estimated future net cash flows the business is expected to generate over a forecasted five-year period plus the present value of estimated cash flows beyond that period based on a level of growth in perpetuity. These cash flows were discounted to present value using a weighted average cost of capital (“WACC”), which reflects the time value of money and the appropriate degree of risks inherent in the business. Net debt as of the valuation date was then deducted from the total enterprise values determined under both the market and income approaches to determine the equity values. Once calculated, the market and income valuation approaches were then weighted to determine a single total equity value, with 60% of the weighting allocated to the market approach and 40% of the weighting allocated to the income approach. The weighting was consistent for all periods.

The total equity value at each valuation date was then allocated to common stock and Class L based on the probability weighted expected return method (the “PWERM methodology”), which involved a forward-looking analysis of possible future exit valuations based on a range of EBITDA multiples at various future exit dates, the estimation of future and present value under each outcome, and the application of a probability factor to each outcome. Returns to each class of stock as of each possible future exit date and under each EBITDA multiple scenario were calculated by (i) first allocating equity value to the Class L shares up to the amount of its preferential distribution amount at the assumed exit date and (ii) allocating any residual equity value to the common stock and Class L on a participating basis. The position of the common stock as the lowest security in the capital structure and only participating in returns after the Class L preferential distribution amount is satisfied results in greater volatility in the common stock fair value.

The significant assumptions underlying the common stock valuations at each grant date were as follows:

			Discounted cash flow		PWERM
Grant Date(s)	Fair value per common share	Market approach EBITDA multiples	Perpetuity growth rate	Discount rate (WACC)	Core EBITDA multiple	Weighted average years to exit	Common stock discount rate	Class L discount rate
6/24/2008, 7/1/2008 .	$5.44	10.0x-11.0x	3.5%	9.5%	10.5x	2.0	40.0%	12.0%
5/15/2009	$1.92	10.0x	3.5%	10.4%	10.0x	2.5	45.0%	13.0%
2/23/2010	$3.01	10.0x-10.5x	3.5%	9.8%	10.5x	2.3	42.5%	12.5%
7/26/2010, 8/6/2010	$5.02	10.5x-11.0x	3.0%	10.2%	10.5x	2.0	42.5%	12.5%
3/9/2011	$7.31	10.0x-11.0x	3.0%	10.6%	10.5x	1.6	32.5%	11.5%

A 0.5x change in the EBITDA multiples used under the market approach for the three most recent valuation dates listed in the table above would have resulted in a 5% to 9% change in the common stock value per share, while a 1.0x change in the EBITDA multiples would have resulted in a 10% to 16% change in the common stock value per share. A 50 basis point change in the perpetuity growth rate used in the discounted cash flow calculation under the income approach for the three most recent valuation dates listed in the table above would have resulted in a 3% to 7% change in the common stock value per share. A 100 basis point change in the discount rate used in the discounted cash flow calculation under the income approach for the three most recent valuation dates listed in the table above would have resulted in a 9% to 16% change in the common stock value per share.

From 2008 through the first fiscal quarter of 2011, the overall equity value of the Company trended consistent with overall stock market indices and companies within the restaurant industry. The Company’s equity value declined towards the end of 2008 and into early 2009 driven by broad economic trends that impacted both internal financial results and projections, as well as overall market multiples and values. Since that time period, the overall equity markets partially recovered, and the Company’s total equity value tracked along with that recovery. The Company’s common stock realized greater volatility over this period than the Company’s overall equity value due to its placement within the capital structure, where the Class L shares are entitled to receive a 9% preferred return.

Income taxes

Our major tax jurisdictions are the U.S. and Canada. The majority of our legal entities were converted to limited liability companies (“LLCs”) on March 1, 2006 and a number of new LLCs were created on or about March 15, 2006. All of these LLCs are single member entities which are treated as disregarded entities and included as part of us in the consolidated federal income tax return. Dunkin’ Brands Canada Ltd. (“DBCL”) files separate Canadian and provincial tax returns, and Dunkin Brands (UK) Limited, Dunkin’ Brands Australia Pty. Ltd (“DBA”), and Baskin-Robbins Australia Pty. Ltd (“BRA”) file separate tax returns in the United Kingdom and Australia. The current income tax liabilities for DBCL, Dunkin Brands (UK) Limited, DBA, and BRA are calculated on a stand-alone basis. The current federal tax liability for each entity included in our consolidated federal income tax return is calculated on a stand-alone basis, including foreign taxes, for which a separate company foreign tax credit is calculated in lieu of a deduction for foreign withholding taxes paid. As a matter of course, we are regularly audited by federal, state, and foreign tax authorities.

Deferred tax assets and liabilities are recorded for the expected future tax consequences of items that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of assets and liabilities and the respective tax bases of assets and liabilities using enacted tax rates that are expected to apply in years in which the temporary differences are expected to reverse. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the consolidated statements of operations in the year in which the law is enacted. Valuation allowances are provided when we do not believe it is more likely than not that we will realize the benefit of identified tax assets.

A tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Estimates of interest and penalties on unrecognized tax benefits are recorded in the provision for income taxes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign exchange risk

We are subject to inherent risks attributed to operating in a global economy. Most of our revenues, costs and debts are denominated in U.S. dollars. Our investments in, and equity income from, joint ventures are denominated in foreign currencies, and are therefore subject to foreign currency fluctuations. For fiscal year 2011, a 5% change in foreign currencies relative to the U.S. dollar would have had a $0.2 million impact on equity in net income of joint ventures. Additionally, a 5% change in foreign currencies as of December 31, 2011 would have had an $8.2 million impact on the carrying value of our investments in joint ventures. In the future, we may consider the use of derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks.

Interest rate risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure mainly relates to the term loan outstanding under our senior credit facility. We have a $1.50 billion term loan facility bearing interest at variable rates. Each eighth of a percentage point change in interest rates above the minimum interest rate specified in the senior credit facility would result in a $1.9 million change in annual interest expense on our term loan facility. We also have a revolving credit facility, which provides for borrowings of up to $100.0 million and bears interest at variable rates. Assuming the revolver is fully drawn, each eighth of a percentage point change in interest rates above the minimum interest rate specified in the senior credit facility would result in a $0.1 million change in annual interest expense on our revolving loan facility.

In the future, we may enter into hedging instruments, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dunkin’ Brands Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2011, December 25, 2010, and December 26, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dunkin’ Brands Group, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for the years ended December 31, 2011, December 25, 2010, and December 26, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Boston, Massachusetts

February 24, 2012

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31, 2011	December 25, 2010
Assets
Current assets:
Cash and cash equivalents	$246,715	134,100
Accounts receivable, net	37,122	35,239
Notes and other receivables, net	21,665	44,704
Assets held for sale	1,266	4,328
Deferred income taxes, net	48,387	12,570
Restricted assets of advertising funds	31,017	25,113
Prepaid income taxes	—	7,641
Prepaid expenses and other current assets	20,302	20,682

Total current assets	406,474	284,377

Property and equipment, net	185,360	193,273
Investments in joint ventures	164,636	169,276
Goodwill	890,992	888,655
Other intangible assets, net	1,507,219	1,535,657
Restricted cash	269	404
Other assets	69,068	75,646

Total assets	$3,224,018	3,147,288

Liabilities, Common Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$14,965	12,500
Capital lease obligations	232	205
Accounts payable	9,651	9,822
Income taxes payable, net	15,630	—
Liabilities of advertising funds	50,547	48,213
Deferred income	24,918	26,221
Other current liabilities	200,597	183,594

Total current liabilities	316,540	280,555

Long-term debt, net	1,453,344	1,847,016
Capital lease obligations	4,928	5,160
Unfavorable operating leases acquired	21,440	24,744
Deferred income	16,966	21,326
Deferred income taxes, net	578,660	586,337
Other long-term liabilities	86,204	75,909

Total long-term liabilities	2,161,542	2,560,492

Commitments and contingencies (note 16)
Common stock, Class L, $0.001 par value; no shares authorized, issued, or outstanding at December 31, 2011; 100,000,000 shares authorized and 22,994,523 shares issued and outstanding at December 25, 2010	—	840,582
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at December 31, 2011; no shares authorized, issued, or outstanding at December 25, 2010	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized and 120,136,631 shares issued and outstanding at December 31, 2011; 400,000,000 shares authorized and 42,939,360 shares issued and outstanding at December 25, 2010	119	42
Additional paid-in capital	1,478,291	195,212
Treasury stock, at cost	—	(1,807)
Accumulated deficit	(752,075)	(741,415)
Accumulated other comprehensive income	19,601	13,627

Total stockholders’ equity (deficit)	745,936	(534,341)

Total liabilities, common stock, and stockholders’ equity (deficit)	$3,224,018	3,147,288

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Revenues:
Franchise fees and royalty income	$398,474	359,927	344,020
Rental income	92,145	91,102	93,651
Sales of ice cream products	100,068	84,989	75,256
Other revenues	37,511	41,117	25,146

Total revenues	628,198	577,135	538,073

Operating costs and expenses:
Occupancy expenses—franchised restaurants	51,878	53,739	51,964
Cost of ice cream products	72,329	59,175	47,432
General and administrative expenses, net	240,625	223,620	197,005
Depreciation	24,497	25,359	26,917
Amortization of other intangible assets	28,025	32,467	35,994
Impairment charges	2,060	7,075	8,517

Total operating costs and expenses	419,414	401,435	367,829

Equity in net income (loss) of joint ventures:
Net income, excluding impairment	16,277	17,825	14,301
Impairment charge	(19,752)	—	—

Total equity in net income (loss) of joint ventures	(3,475)	17,825	14,301

Operating income	205,309	193,525	184,545

Other income (expense):
Interest income	623	305	386
Interest expense	(105,072)	(112,837)	(115,405)
Gain (loss) on debt extinguishment and refinancing transactions	(34,222)	(61,955)	3,684
Other gains, net	175	408	1,066

Total other expense	(138,496)	(174,079)	(110,269)

Income before income taxes	66,813	19,446	74,276
Provision (benefit) for income taxes	32,371	(7,415)	39,268

Net income	$34,442	26,861	35,008

Earnings (loss) per share:
Class L-basic and diluted	$6.14	4.87	4.57
Common-basic and diluted	$(1.41)	(2.04)	(1.69)

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net income	$34,442	26,861	35,008
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred taxes of $295, $390, and $411 as of December 31, 2011, December 25, 2010, and December 26, 2009, respectively	6,560	9,624	5,986
Other	(586)	(426)	7

Total other comprehensive income	5,974	9,198	5,993

Comprehensive income	40,416	36,059	41,001

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficit)

(In thousands)

	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance at December 27, 2008	40,977	$41	189,407	(727)	(587,698)	(1,564)	(400,541)
Net income	—	—	—	—	35,008	—	35,008
Other comprehensive income	—	—	—	—	—	5,993	5,993
Accretion of Class L preferred return	—	—	—	—	(104,560)	—	(104,560)
Issuance of common stock	124	—	237	—	—	—	237
Share-based compensation expense	431	1	1,744	—	—	—	1,745
Repurchases of common stock	—	—	—	(387)	—	—	(387)
Excess tax benefits from share-based compensation	—	—	1,112	—	—	—	1,112

Balance at December 26, 2009	41,532	42	192,500	(1,114)	(657,250)	4,429	(461,393)
Net income	—	—	—	—	26,861	—	26,861
Other comprehensive income	—	—	—	—	—	9,198	9,198
Accretion of Class L preferred return	—	—	—	—	(111,026)	—	(111,026)
Issuance of common stock	28	—	141	—	—	—	141
Share-based compensation expense	293	—	1,461	—	—	—	1,461
Repurchases of common stock	—	—	—	(693)	—	—	(693)
Excess tax benefits from share-based compensation	—	—	1,110	—	—	—	1,110

Balance at December 25, 2010	41,853	42	195,212	(1,807)	(741,415)	13,627	(534,341)
Net income	—	—	—	—	34,442	—	34,442
Other comprehensive income	—	—	—	—	—	5,974	5,974
Accretion of Class L preferred return	—	—	—	—	(45,102)	—	(45,102)
Conversion of Class L shares into common stock	55,653	55	887,786	—	—	—	887,841
Issuance of common stock in connection with initial public offering	22,250	22	389,939	—	—	—	389,961
Issuance of common stock	129	—	942	—	—	—	942
Exercise of stock options	62	—	266	—	—	—	266
Share-based compensation expense	105	—	4,632	—	—	—	4,632
Repurchases of common stock	—	—	—	(173)	—	—	(173)
Retirement of treasury stock	(558)	—	(1,980)	1,980	—	—	—
Excess tax benefits from share-based compensation	—	—	1,494	—	—	—	1,494

Balance at December 31, 2011	119,494	$119	1,478,291	—	(752,075)	19,601	745,936

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated statements of cash flows

(In thousands)

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Cash flows from operating activities:
Net income	$34,442	26,861	35,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,522	57,826	62,911
Amortization of deferred financing costs and original issue discount	6,278	6,523	7,394
Loss (gain) on debt extinguishment and refinancing transactions	34,222	61,955	(3,684)
Impact of unfavorable operating leases acquired	(3,230)	(4,320)	(5,027)
Deferred income taxes	(11,363)	(28,389)	18,301
Excess tax benefits from share-based compensation	(1,494)	(1,110)	—
Impairment charges	2,060	7,075	8,517
Provision for bad debt	2,019	1,505	7,363
Share-based compensation expense	4,632	1,461	1,745
Equity in net loss (income) of joint ventures	3,475	(17,825)	(14,301)
Dividends received from joint ventures	7,362	6,603	5,010
Other, net	(1,139)	(137)	123
Change in operating assets and liabilities:
Restricted cash	—	101,675	(32,520)
Accounts, notes, and other receivables, net	19,123	(11,815)	(17,509)
Other current assets	4,406	6,701	1,832
Accounts payable	85	(1,115)	3,008
Other current liabilities	17,904	29,384	16,698
Liabilities of advertising funds, net	(3,572)	(346)	19,681
Income taxes payable, net	473	1,341	5,737
Deferred income	(5,658)	(12,809)	(4,190)
Other, net	156	(2,040)	(18)

Net cash provided by operating activities	162,703	229,004	116,079

Cash flows from investing activities:
Additions to property and equipment	(18,596)	(15,358)	(18,012)
Other, net	(1,211)	(249)	—

Net cash used in investing activities	(19,807)	(15,607)	(18,012)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	250,000	1,859,375	—
Repayment and repurchases of long-term debt	(654,608)	(1,470,985)	(145,183)
Repayment of short-term debt	—	—	(64,190)
Payment of deferred financing and other debt-related costs	(20,087)	(34,979)	(613)
Proceeds from initial public offering, net of offering costs	389,961	—	—
Repurchases of common stock	(286)	(3,890)	(3,457)
Dividends paid on Class L common stock	—	(500,002)	—
Change in restricted cash	178	16,144	2,276
Excess tax benefits from share-based compensation	1,494	1,110	—
Other, net	3,274	644	2,702

Net cash used in financing activities	(30,074)	(132,583)	(208,465)

Effect of exchange rate changes on cash and cash equivalents	(207)	76	(29)

Increase (decrease) in cash and cash equivalents	112,615	80,890	(110,427)
Cash and cash equivalents, beginning of year	134,100	53,210	163,637

Cash and cash equivalents, end of year	$246,715	134,100	53,210

Supplemental cash flow information:
Cash paid for income taxes	$43,143	19,206	15,920
Cash paid for interest	103,147	100,629	107,038
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,641	1,822	1,596
Purchase of leaseholds in exchange for capital lease obligation	—	178	1,381

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2011 and December 25, 2010

(1) Description of business and organization

Dunkin’ Brands Group, Inc. (“DBGI”) and subsidiaries (collectively, “the Company”) is one of the world’s largest franchisors of restaurants serving coffee and baked goods as well as ice cream within the quick service restaurant segment of the restaurant industry. We develop, franchise, and license a system of both traditional and nontraditional quick service restaurants and, in limited circumstances, own and operate individual locations. Through our Dunkin’ Donuts brand, we develop and franchise restaurants featuring coffee, donuts, bagels, and related products. Through our Baskin-Robbins brand, we develop and franchise restaurants featuring ice cream, frozen beverages, and related products. Additionally, our subsidiaries located in Canada and the United Kingdom (“UK”) manufacture and/or distribute Baskin-Robbins ice cream products to Baskin-Robbins franchisees and licensees in various international markets.

DBGI is majority-owned by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors” or “BCT”).

Throughout these financial statements, “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and subsidiaries taken as a whole.

(2) Summary of significant accounting policies

(a) Fiscal year

The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2011, 2010, and 2009 reflect the results of operations for the 53-week period ended December 31, 2011, and the 52-week periods ended December 25, 2010 and December 26, 2009, respectively.

(b) Basis of presentation and consolidation

The accompanying consolidated financial statements include the accounts of DBGI and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant transactions and balances between subsidiaries have been eliminated in consolidation.

We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. We also consider for consolidation an entity, in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The principal entities in which we possess a variable interest include franchise entities, the advertising funds (see note 4), and our investments in joint ventures. We do not possess any ownership interests in franchise entities, except for our investments in various joint ventures that are accounted for under the equity method. Additionally, we generally do not provide financial support to franchise entities in a typical franchise relationship. As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE. Based on the results of our analysis of potential VIEs, we have not consolidated any franchise or other entities. The

Company’s maximum exposure to loss resulting from involvement with potential VIEs is attributable to aged trade and notes receivable balances, outstanding loan guarantees (see note 16(b)), and future lease payments due from franchisees (see note 10).

(c) Accounting estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Significant estimates are made in the calculations and assessments of the following: (a) allowance for doubtful accounts and notes receivables, (b) impairment of tangible and intangible assets, (c) income taxes, (d) real estate reserves, (e) lease accounting estimates, (f) gift certificate breakage, and (g) contingencies. Estimates are based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. We adjust such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions. Illiquid credit markets, volatile equity and foreign currency markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions.

(d) Cash and cash equivalents and restricted cash

The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 31, 2011 and December 25, 2010, we maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.

As part of the securitization transaction (see note 8), certain cash accounts were established in the name of Citibank, N.A. (the “Trustee”) for the benefit of Ambac Assurance Corporation (“Ambac”), the Trustee, and the holders of our ABS Notes, and were restricted in their use. Historically, restricted cash primarily represented (i) cash collections held by the Trustee, (ii) interest, insurer premiums, and commitment fee reserves held by the Trustee related to our ABS Notes (see note 8), (iii) product sourcing and real estate reserves used to pay ice cream product obligations to affiliates and real estate obligations, respectively, (iv) cash collections related to the advertising funds and gift card/certificate programs, and (v) cash collateral requirements associated with our Canadian guaranteed financing arrangements (see note 16(b)). Changes in restricted cash held for interest, insurer premiums, commitment fee reserves, or other financing arrangements are presented as a component of cash flows from financing activities in the accompanying consolidated statements of cash flows. Other changes in restricted cash are presented as a component of operating activities. In connection with the repayment of the ABS Notes in December 2010 (see note 8), the cash restrictions associated with the ABS Notes were released.

Cash held related to the advertising funds and the Company’s gift card/certificate programs are classified as unrestricted cash as there are no legal restrictions on the use of these funds; however, the Company intends to use these funds solely to support the advertising funds and gift card/certificate programs rather than to fund operations. Total cash balances related to the advertising funds and gift card/certificate programs as of December 31, 2011 and December 25, 2010 were $123.1 million and $82.3 million, respectively.

(e) Fair value of financial instruments

The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $4.8 million as of December 31, 2011 and December 25, 2010 approximates fair value.

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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 are summarized as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Mutual funds	$2,777	—

Total assets	$2,777	—

Liabilities:
Deferred compensation liabilities	$—	6,856

Total liabilities	$—	6,856

The mutual funds and deferred compensation liabilities primarily relate to the Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (“NQDC Plan”), which allows for pre-tax salary deferrals for certain qualifying employees (see note 17). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds mutual funds, as well as money market funds, to partially offset the Company’s liabilities under the NQDC Plan as well as other benefit plans. The changes in the fair value of the mutual funds are derived using quoted prices in active markets for the specific funds. As such, the mutual funds are classified within Level 1, as defined under U.S. GAAP.

The carrying value and estimated fair value of long-term debt at December 31, 2011 and December 25, 2010 was as follows (in thousands):

	December 31, 2011		December 25, 2010
Financial liabilities	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Term loans	$1,468,309	1,447,731	1,243,823	1,266,250
Senior notes	—	—	615,693	631,250

	$1,468,309	1,447,731	1,859,516	1,897,500

The estimated fair values of our term loans and senior notes are estimated based on current bid and offer prices, if available, for the same or similar instruments. Considerable judgment is required to develop these estimates.

(f) Inventories

Inventories consist of ice cream products. Cost is determined by the first-in, first-out method. Finished products are valued at the lower of cost or estimated net realizable value. Raw materials are valued at the lower of actual or replacement cost. Inventories are included within prepaid expenses and other current assets in the accompanying consolidated balance sheets.

(g) Assets held for sale

Assets held for sale primarily represent costs incurred by the Company for store equipment and leasehold improvements constructed for sale to franchisees, as well as restaurants formerly operated by franchisees waiting to be resold. The value of such restaurants and related assets is reduced to reflect net recoverable values, with such reductions recorded to general and administrative expenses, net in the consolidated statements of operations. Generally, internal specialists estimate the amount to be recovered from the sale of such assets based on their knowledge of the (a) market in which the store is located, (b) results of the Company’s previous efforts to dispose of similar assets, and (c) current economic conditions. The actual cost of such assets held for sale is affected by specific factors such as the nature, age, location, and condition of the assets, as well as the economic environment and inflation.

We classify restaurants and their related assets as held for sale and suspend depreciation and amortization when (a) we make a decision to refranchise or sell the property, (b) the stores are available for immediate sale, (c) we have begun an active program to locate a buyer, (d) significant changes to the plan of sale are not likely, and (e) the sale is probable within one year.

(h) Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remaining lease term of the related asset. Estimated useful lives are as follows:

Years
Buildings	20 – 35
Leasehold improvements	5 – 20
Store, production, and other equipment	3 – 10

Routine maintenance and repair costs are charged to expense as incurred. Major improvements, additions, or replacements that extend the life, increase capacity, or improve the safety or the efficiency of property are capitalized at cost and depreciated. Major improvements to leased property are capitalized as leasehold improvements and depreciated. Interest costs incurred during the acquisition period of capital assets are capitalized as part of the cost of the asset and depreciated.

(i) Leases

When determining lease terms, we begin with the point at which the Company obtains control and possession of the leased properties, and we include option periods for which failure to renew the lease imposes a penalty on the Company in such an amount that the renewal appears, at the inception of the lease, to be reasonably assured, which generally includes option periods through the end of the related franchise agreement term. We also include any rent holidays in the determination of the lease term.

We record rent expense and rent income for leases and subleases, respectively, that contain scheduled rent increases on a straight-line basis over the lease term as defined above. In certain cases, contingent rentals are based on sales levels of our franchisees, in excess of stipulated amounts. Contingent rentals are included in rent income and rent expense as they are earned or accrued, respectively.

We occasionally provide to our sublessees, or receive from our landlords, tenant improvement dollars. Tenant improvement dollars paid to our sublessees are recorded as a deferred rent asset. For fixed asset and/or leasehold purchases for which we receive tenant improvement dollars from our landlords, we record the property and equipment and/or leasehold improvements gross and establish a deferred rent obligation. The deferred lease assets and obligations are amortized on a straight-line basis over the determined sublease and lease terms, respectively.

Management regularly reviews sublease arrangements, where we are the lessor, for losses on sublease arrangements. We recognize a loss, discounted using credit-adjusted risk-free rates, when costs expected to be incurred under an operating prime lease exceed the anticipated future revenue stream of the operating sublease. Furthermore, for properties where we do not currently have an operational franchise or other third-party sublessee and are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using credit-adjusted risk-free rates and net of estimated sublease recovery, is recognized as a liability and charged to operations at the time we cease use of the property. The value of any equipment and leasehold improvements related to a closed store is assessed for potential impairment (see note 2(j)).

(j) Impairment of long-lived assets

Long-lived assets that are used in operations are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through undiscounted future cash flows. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is the amount by which the carrying amount of a long-lived asset or asset group exceeds its estimated fair value. Fair value is generally estimated by internal specialists based on the present value of anticipated future cash flows or, if required, by independent third-party valuation specialists, depending on the nature of the assets or asset group.

(k) Investments in joint ventures

The Company accounts for its joint venture interests in B-R 31 Ice Cream Co., Ltd. (“BR Japan”) and BR-Korea Co., Ltd. (“BR Korea”) in accordance with the equity method. As a result of the acquisition of the Company by BCT on March 1, 2006 (“BCT Acquisition”), the Company recorded a step-up in the basis of our investments in BR Japan and BR Korea. The basis difference is comprised of amortizable franchise rights and related tax liabilities and nonamortizable goodwill. The franchise rights and related tax liabilities are amortized in a manner that reflects the estimated benefits from the use of the intangible asset over a period of 14 years. The franchise rights were valued based on an estimate of future cash flows to be generated from the ongoing management of the contracts over their remaining useful lives.

(l) Goodwill and other intangible assets

Goodwill and trade names (“indefinite lived intangibles”) have been assigned to our reporting units, which are also our operating segments, for purposes of impairment testing. All of our reporting units have indefinite lived intangibles associated with them.

We evaluate the remaining useful life of our trade names to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite lived intangible assets are tested for impairment annually. The trade name intangible asset impairment test consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. The goodwill impairment test consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. We have selected the first day of our fiscal third quarter as the date on which to perform our annual impairment test for all indefinite lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite lived intangibles has been impaired.

Other intangible assets consist primarily of franchise and international license rights (“franchise rights”), ice cream manufacturing and territorial franchise agreement license rights (“license rights”), and operating lease interests acquired related to our prime leases and subleases (“operating leases acquired”). Franchise rights recorded in the consolidated balance sheets were valued using an excess earnings approach. The valuation of franchise rights was calculated using an estimation of future royalty income and related expenses associated with existing franchise contracts at the acquisition date. Our valuation included assumptions related to the projected attrition and renewal rates on those existing franchise arrangements being valued. License rights recorded in the consolidated balance sheets were valued based on an estimate of future revenues and costs related to the ongoing management of the contracts over the remaining useful lives. Favorable and unfavorable operating leases acquired were recorded on purchased leases based on differences between contractual rents under the respective lease agreements and prevailing market rents at the lease acquisition date. Favorable operating leases acquired are included as a component of other intangible assets in the consolidated balance sheets. Due to the high level of lease renewals made by Dunkin’ Donuts’ franchisees, all lease renewal options for the Dunkin’ Donuts leases were included in the valuation of the favorable operating leases acquired. Amortization of franchise rights, license rights, and favorable operating leases acquired is recorded as amortization expense in the consolidated statements of operations and amortized over the respective franchise, license, and lease terms using the straight-line method.

Unfavorable operating leases acquired related to our prime and subleases are recorded in the liability section of the consolidated balance sheets and are amortized into rental expense and rental income, respectively, over the base lease term of the respective leases using the straight-line method. The weighted average amortization period for all unfavorable operating leases acquired is 14 years.

Management makes adjustments to the carrying amount of such intangible assets and unfavorable operating leases acquired if they are deemed to be impaired using the methodology for long-lived assets (see note 2(j)), or when such license or lease agreements are reduced or terminated.

(m) Contingencies

The Company records reserves for legal and other contingencies when information available to the Company indicates that it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Predicting the outcomes of claims and litigation and estimating the related costs and exposures involve substantial uncertainties that could cause actual costs to vary materially from estimates. Legal costs incurred in connection with legal and other contingencies are expensed as the costs are incurred.

(n) Foreign currency translation

We translate assets and liabilities of non-U.S. operations into U.S. dollars at rates of exchange in effect at the balance sheet date and revenues and expenses at the average exchange rates prevailing during the period. Resulting translation adjustments are recorded as a separate component of comprehensive income and stockholders’ equity (deficit), net of deferred taxes. Foreign currency translation adjustments primarily result from our joint ventures, as well as subsidiaries located in Canada, the UK, Australia, and Spain. Business transactions resulting in foreign exchange gains and losses are included in the consolidated statements of operations.

(o) Revenue recognition

Franchise fees and royalty income

Domestically, the Company sells individual franchises as well as territory agreements in the form of store development agreements (“SDA agreements”) that grant the right to develop restaurants in designated areas. Our franchise and SDA agreements typically require the franchisee to pay an initial nonrefundable fee and continuing fees, or royalty income, based upon a percentage of sales. The franchisee will typically pay us a renewal fee if we approve a renewal of the franchise agreement. Such fees are paid by franchisees to obtain the rights associated with these franchise or SDA agreements. Initial franchise fee revenue is recognized upon substantial completion of the services required of the Company as stated in the franchise agreement, which is generally upon opening of the respective restaurant. Fees collected in advance are deferred until earned, with deferred amounts expected to be recognized as revenue within one year classified as current deferred income in the consolidated balance sheets. Royalty income is based on a percentage of franchisee gross sales and is recognized when earned, which occurs at the franchisees’ point of sale. Renewal fees are recognized when a renewal agreement with a franchisee becomes effective. Occasionally, the Company offers incentive programs to franchisees in conjunction with a franchise, SDA, or renewal agreement and, when appropriate, records the costs of such programs as reductions of revenue.

For our international business, we sell master territory and/or license agreements that typically allow the master licensee to either act as the franchisee or to sub-franchise to other operators. Master license and territory fees are generally recognized over the term of the development agreement or as stores are opened, depending on the specific terms of the agreement. Royalty income is based on a percentage of franchisee gross sales and is recognized when earned, which generally occurs at the franchisees’ point of sale. Renewal fees are recognized when a renewal agreement with a franchisee or licensee becomes effective.

Rental income

Rental income for base rentals is recorded on a straight-line basis over the lease term, including the amortization of any tenant improvement dollars paid (see note 2(i)). The difference between the straight-line rent amounts and amounts receivable under the leases is recorded as deferred rent assets in current or long-term assets, as appropriate. Contingent rental income is recognized as earned, and any amounts received from lessees in advance of achieving stipulated thresholds are deferred until such threshold is actually achieved. Deferred contingent rentals are recorded as deferred income in current liabilities in the consolidated balance sheets.

Sales of ice cream products

Our subsidiaries in Canada and the UK manufacture and/or distribute Baskin-Robbins ice cream products to Baskin-Robbins franchisees and licensees in Canada and other international locations. Revenue from the sale of ice cream is recognized when title and risk of loss transfers to the buyer, which is generally upon shipment.

Other revenues

Other revenues include fees generated by licensing our brand names and other intellectual property, retail stores sales at company-owned restaurants, and gains, net of losses and transactions costs, from the sales of our restaurants to new or existing franchisees. Licensing fees are recognized when earned, which is generally upon sale of the underlying products by the licensees. Retail store revenues at company-owned restaurants are recognized when payment is tendered at the point of sale, net of sales tax and other sales-related taxes. Gains on the refranchise or sale of a restaurant are recognized when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity, and we are satisfied that the buyer can meet its financial obligations to us. If the criteria for gain recognition are not met, we defer the gain to the extent we have any remaining financial exposure in connection with the sale transaction. Deferred gains are recognized when the gain recognition criteria are met.

(p) Allowance for doubtful accounts

We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Included in the allowance for doubtful notes and accounts receivables is a provision for uncollectible royalty, lease, and licensing fee receivables.

(q) Share-based payment

We measure compensation cost at fair value on the date of grant for all stock-based awards and recognize compensation expense over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for graded-vesting awards subject only to a service condition over the requisite service period of the entire award.

(r) Income taxes

Deferred tax assets and liabilities are recorded for the expected future tax consequences of items that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of assets and liabilities and the respective tax bases of assets and liabilities using enacted tax rates that are expected to apply in years in which the temporary differences are expected to reverse. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in the consolidated statements of operations in the year in which the law is enacted. Valuation allowances are provided when the Company does not believe it is more likely than not that it will realize the benefit of identified tax assets.

A tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Estimates of interest and penalties on unrecognized tax benefits are recorded in the provision (benefit) for income taxes.

(s) Comprehensive income

Comprehensive income is primarily comprised of net income, foreign currency translation adjustments, unrealized gains and losses on investments, and pension adjustments for changes in funded status, and is reported in the consolidated statements of comprehensive income, net of taxes, for all periods presented.

(t) Deferred financing costs

Deferred financing costs primarily represent capitalizable costs incurred related to the issuance and refinancing of the Company’s long-term debt (see note 8). Deferred financing costs are being amortized over a weighted average period of approximately 7 years, based on projected required repayments, using the effective interest rate method.

(u) Concentration of credit risk

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At December 31, 2011, one master licensee accounted for approximately 17% of total accounts receivable, net. No other individual franchisee or master licensee accounts for more than 10% of total revenues or accounts and notes receivable.

(v) Recent accounting pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. This guidance is effective for the Company beginning in fiscal year 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued new guidance to increase the prominence of other comprehensive income in financial statements. This guidance provides the option to present the components of net income and comprehensive income in either one single statement or in two consecutive statements reporting net income and other comprehensive income. The Company adopted this guidance in fiscal year 2011 and presents the components of net income and comprehensive income in two consecutive statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued new guidance to clarify existing fair value guidance and to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. This guidance is effective for the Company beginning in fiscal year 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In December 2010, the FASB issued new guidance to amend the criteria for performing the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts and requires performing the second step if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. This new guidance was effective for the Company beginning in fiscal year 2011. The adoption of this guidance did not have any impact on our goodwill assessment or our consolidated financial statements.

(w) Subsequent events

Subsequent events have been evaluated up through the date that these consolidated financial statements were filed.

(3) Franchise fees and royalty income

Franchise fees and royalty income consisted of the following (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Royalty income	$363,458	332,770	317,692
Initial franchise fees, including renewal income	35,016	27,157	26,328

Total franchise fees and royalty income	$398,474	359,927	344,020

The changes in franchised and company-owned points of distribution were as follows:

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Systemwide Points of Distribution:
Franchised points of distribution in operation—beginning of year	16,162	15,375	14,846
Franchises opened	1,335	1,618	1,601
Franchises closed	(735)	(815)	(1,055)
Net transfers from (to) company-owned points of distribution	1	(16)	(17)

Franchised points of distribution in operation—end of year	16,763	16,162	15,375
Company-owned points of distribution—end of year	31	31	18

Total systemwide points of distribution—end of year	16,794	16,193	15,393

(4) Advertising funds

On behalf of certain Dunkin’ Donuts and Baskin-Robbins advertising funds, the Company collects a percentage, which is generally 5% of gross retail sales from Dunkin’ Donuts and Baskin-Robbins franchisees, to be used for various forms of advertising for each brand. In most of our international markets, franchisees manage their own advertising expenditures, which are not included in the advertising fund results.

The Company administers and directs the development of all advertising and promotion programs in the advertising funds for which it collects advertising fees, in accordance with the provisions of our franchise agreements. The Company acts as, in substance, an agent with regard to these advertising contributions. We consolidate and report all assets and liabilities held by these advertising funds as restricted assets of advertising funds and liabilities of advertising funds within current assets and current liabilities, respectively, in the consolidated balance sheets. The assets and liabilities held by these advertising funds consist primarily of receivables, accrued expenses, and other liabilities related specifically to the advertising funds. The revenues, expenses, and cash flows of the advertising funds are not included in the Company’s consolidated statements of operations or consolidated statements of cash flows because the Company does not have complete discretion over the usage of the funds. Contributions to these advertising funds are restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of each of the brands.

At December 31, 2011 and December 25, 2010, the Company had a net payable of $19.5 million and $23.1 million, respectively, to the various advertising funds.

To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for such items as rent, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, which amounted to $5.7 million, $5.6 million, and $6.2 million for fiscal years 2011, 2010, and 2009, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.

The Company also made discretionary contributions to certain advertising funds, which amounted to $2.0 million, $1.2 million, and $1.2 million for fiscal years 2011, 2010, and 2009, respectively, for the purpose of supplementing national and regional advertising in certain markets.

(5) Property and equipment

Property and equipment at December 31, 2011 and December 25, 2010 consisted of the following (in thousands):

	December 31, 2011	December 25, 2010
Land	$30,706	30,485
Buildings	43,380	40,093
Leasehold improvements	161,167	160,369
Store, production, and other equipment	50,105	49,072
Construction in progress	3,543	3,917

	288,901	283,936
Accumulated depreciation and amortization	(103,541)	(90,663)

	$185,360	193,273

The Company recognized impairment charges on leasehold improvements, typically due to termination of the underlying lease agreement, and other corporately-held assets of $1.4 million, $4.8 million, and $6.8 million during fiscal years 2011, 2010, and 2009, respectively, which are included in impairment charges in the consolidated statements of operations.

(6) Investments in joint ventures

The Company’s ownership interests in its joint ventures as of December 31, 2011 and December 25, 2010 were as follows:

	Ownership
Entity	December 31, 2011	December 25, 2010
BR Japan	43.3%	43.3%
BR Korea	33.3	33.3

Summary financial information for the joint venture operations on an aggregated basis was as follows (in thousands):

	December 31, 2011	December 25, 2010
Current assets	$195,977	184,608
Current liabilities	92,758	86,969

Working capital	103,219	97,639
Property, plant, and equipment, net	147,929	102,405
Other assets	156,061	141,574
Long-term liabilities	55,514	19,084

Joint venture equity	$351,695	322,534

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Revenues	$659,319	580,671	495,146
Net income	44,156	47,664	41,577

The comparison between the carrying value of our investments and the underlying equity in net assets of investments is presented in the table below (in thousands):

	BR Japan		BR Korea
	December 31, 2011	December 25, 2010	December 31, 2011	December 25, 2010
Carrying value of investment	$103,830	94,326	60,806	74,950
Underlying equity in net assets of investment	56,319	49,854	73,839	69,037

Carrying value in excess of (less than) the underlying equity in net assets(a)	$47,511	44,472	(13,033)	5,913

(a)	The excess carrying values over the underlying equity in net assets of BR Japan as of December 31, 2011 and December 25, 2010 and BR Korea as of December 25, 2010 is primarily comprised of amortizable franchise rights and related tax liabilities and nonamortizable goodwill, all of which were established in the BCT Acquisition. The deficit of cost relative to the underlying equity in net assets of BR Korea as of December 31, 2011 is primarily comprised of an impairment of long-lived assets, net of tax, recorded in fiscal year 2011.

Equity in net income (loss) of joint ventures in the consolidated statements of operations for fiscal years 2011, 2010, and 2009 includes $868 thousand, $897 thousand, and $899 thousand, respectively, of net expense related to the amortization of intangible franchise rights and related deferred tax liabilities noted above. As required under the equity method of accounting, such net expense is recorded in the consolidated statements of operations directly to equity in net income (loss) of joint ventures and not shown as a component of amortization expense.

During the fourth quarter of 2011, management concluded that indicators of potential impairment were present related to our investment in BR Korea based on continued declines in the operating performance and future projections of the Korea Dunkin’ Donuts business. Accordingly, the Company engaged an independent third-party valuation specialist to determine the fair value of our investment in BR Korea, which was completed using a combination of discounted cash flow and income approaches to valuation. Based on the fair value determined by the independent third-party valuation specialist, the carrying value of the investment in BR Korea exceeded fair value by $19.8 million, and as such the Company recorded an impairment charge in that amount in the fourth quarter of 2011. The impairment charge was allocated to the underlying goodwill, intangible assets, and long-lived assets of BR Korea, and therefore resulted in a reduction in depreciation and amortization, net of tax, of $1.0 million, in fiscal year 2011, which is recorded within equity in net income (loss) of joint ventures in the consolidated statements of operations.

Total estimated amortization expense, net of deferred tax benefits, to be included in equity in net income of joint ventures for fiscal years 2012 through 2016 is as follows (in thousands):

Fiscal year:
2012	$710
2013	634
2014	553
2015	467
2016	375

(7) Goodwill and other intangible assets

The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

Goodwill	Dunkin’ Donuts U.S.	Dunkin’ Donuts International	Baskin- Robbins International	Total
Balances at December 26, 2009:
Goodwill	$1,148,016	10,275	24,037	1,182,328
Accumulated impairment charges	(270,441)	—	(24,037)	(294,478)

Net balance at December 26, 2009	877,575	10,275	—	887,850
Goodwill acquired	780	—	—	780
Effects of foreign currency adjustments	—	25	—	25

Balances at December 25, 2010:
Goodwill	1,148,796	10,300	24,037	1,183,133
Accumulated impairment charges	(270,441)	—	(24,037)	(294,478)

Net balance at December 25, 2010	878,355	10,300	—	888,655
Goodwill acquired	2,344	—	—	2,344
Effects of foreign currency adjustments	—	(7)	—	(7)

Balances at December 31, 2011:
Goodwill	1,151,140	10,293	24,037	1,185,470
Accumulated impairment charges	(270,441)	—	(24,037)	(294,478)

Net balance at December 31, 2011	$880,699	10,293	—	890,992

The goodwill acquired during fiscal years 2011 and 2010 is related to the acquisition of certain company-owned points of distribution.

Other intangible assets at December 31, 2011 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite lived intangibles:
Franchise rights	20	$383,786	(119,091)	264,695
Favorable operating leases acquired	14	83,672	(34,725)	48,947
License rights	10	6,230	(3,623)	2,607
Indefinite lived intangible:
Trade names	N/A	1,190,970	—	1,190,970

		$1,664,658	(157,439)	1,507,219

Other intangible assets at December 25, 2010 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite lived intangibles:
Franchise rights	20	$385,309	(100,296)	285,013
Favorable operating leases acquired	13	90,406	(33,965)	56,441
License rights	10	6,230	(2,997)	3,233
Indefinite lived intangible:
Trade names	N/A	1,190,970	—	1,190,970

		$1,672,915	(137,258)	1,535,657

The changes in the gross carrying amount of other intangible assets from December 25, 2010 to December 31, 2011 is primarily due to the impact of foreign currency fluctuations and the impairment of favorable operating leases acquired resulting from lease terminations. Impairment of favorable operating leases acquired, net of accumulated amortization, totaled $624 thousand, $2.3 million, and $1.7 million, for fiscal years 2011, 2010, and 2009, respectively, and is included in impairment charges in the consolidated statements of operations.

Total estimated amortization expense for other intangible assets for fiscal years 2012 through 2016 is as follows (in thousands):

Fiscal year:
2012	$26,760
2013	26,192
2014	25,681
2015	25,326
2016	22,378

(8) Debt

Debt at December 31, 2011 and December 25, 2010 consisted of the following (in thousands):

	December 31, 2011	December 25, 2010
Term loans	$1,468,309	1,243,823
Senior notes	—	615,693

Total debt	1,468,309	1,859,516
Less current portion of long-term debt	14,965	12,500

Total long-term debt	$1,453,344	1,847,016

Senior credit facility

The Company’s senior credit facility consists of $1.50 billion aggregate principal amount term loans and a $100.0 million revolving credit facility, which were entered into by DBGI’s subsidiary, Dunkin’ Brands, Inc. (“DBI”) in November 2010. The term loans and revolving credit facility mature in November 2017 and November 2015, respectively. As of December 31, 2011 and December 25, 2010, $11.2 million of letters of credit were outstanding against the revolving credit facility.

Borrowings under the senior credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) the LIBOR rate plus 1%, and (d) 2.00% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.00%. The applicable margin under the term loan facility is 2.00% for loans based upon the base rate and 3.00% for loans based upon the LIBOR rate. In addition, we are required to pay a 0.50% commitment fee per annum on the unused portion of the revolver and a fee for letter of credit amounts outstanding of 3.00%. The effective interest rate for term loans, including the amortization of original issue discount and deferred financing costs, was 4.4% at December 31, 2011.

Repayments are required to be made under the term loans equal to $15.0 million per calendar year, payable in quarterly installments through September 2017, with the remaining principal balance due in November 2017. Additionally, following the end of each fiscal year, if DBI’s leverage ratio, which is a measure of DBI’s cash income to outstanding debt, exceeds 4.00x, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. Under the terms of the senior credit facility, the first excess cash flow payment is due in the first quarter of fiscal year 2012 based on fiscal year 2011 excess cash flow and leverage ratio. In December 2011, the Company made an additional principal payment of $11.8 million to be applied to the 2011 excess cash flow payment that is due in the first quarter of 2012. Based on fiscal year 2011 excess cash flow, considering all payments made, the excess cash flow payment required in the first quarter of 2012 is $2.9 million, which may be deducted from future minimum required principal payments. Other events and transactions, such as certain asset sales and incurrence of debt, may trigger additional mandatory prepayments.

The senior credit facility contains certain financial and nonfinancial covenants, which include restrictions on liens, investments, additional indebtedness, asset sales, certain dividend payments, and certain transactions with affiliates. At December 31, 2011 and December 25, 2010, the Company was in compliance with all of its covenants under the senior credit facility.

Certain of the Company’s wholly owned domestic subsidiaries guarantee the senior credit facility. All obligations under the senior credit facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all assets of DBI and the subsidiary guarantors.

During 2011, the Company increased the size of the term loans from $1.25 billion to $1.50 billion. The incremental proceeds of the term loans were used to repay $250.0 million of the Company’s senior notes.

Additionally, the Company completed two separate re-pricing transactions to reduce the stated interest rate on the senior credit facility. As a result of the additional term loan borrowings and the re-pricings of the term loans, the Company recorded a loss on debt extinguishment and refinancing transactions of $8.2 million in fiscal year 2011, which includes debt extinguishment of $477 thousand related to the write-off of original issuance discount and deferred financing costs, and $7.7 million of costs paid to creditors and third parties.

The term loans were issued with an original issue discount of $6.3 million. Total debt issuance costs incurred and capitalized in relation to the senior credit facility were $32.6 million. Total amortization of original issue discount and debt issuance costs related to the senior credit facility was $5.3 million and $323 thousand for fiscal years 2011 and 2010, respectively, which is included in interest expense in the consolidated statements of operations.

Senior notes

DBI issued $625.0 million face amount senior notes in November 2010 with a maturity of December 2018 and interest payable semi-annually at a rate of 9.625% per annum.

The senior notes were issued with an original issue discount of $9.4 million. Total debt issuance costs incurred and capitalized in relation to the senior notes were $15.6 million. Total amortization of original issue discount and debt issuance costs related to the senior notes was $1.0 million and $182 thousand for fiscal years 2011 and 2010, respectively, which is included in interest expense in the consolidated statements of operations.

In conjunction with the additional term loan borrowings during 2011, the Company repaid $250.0 million of senior notes. Using funds raised by the Company’s initial public offering (see note 12) in August 2011, the Company repaid the full remaining principal balance on the senior notes. In conjunction with the repayment of senior notes, the Company recorded a loss on debt extinguishment of $26.0 million, which includes the write-off of original issuance discount and deferred financing costs totaling $22.8 million, as well as prepayment premiums and third-party costs of $3.2 million.

ABS Notes

On May 26, 2006, certain of the Company’s subsidiaries (the “Co-Issuers”) entered into a securitization transaction. In connection with this securitization transaction, the Co-Issuers issued 5.779% Fixed Rate Series 2006-1 Senior Notes, Class A-2 (“Class A-2 Notes”) with an initial principal amount of $1.5 billion and 8.285% Fixed Rate Series 2006-1 Subordinated Notes, Class M-1 (“Class M-1 Notes”) with an initial principal amount of $100.0 million. In addition, the Company also issued Class A-1 Notes (the Class A-1 Notes, together with the Class A-2 Notes and the Class M-1 Notes, the “ABS Notes”), which permitted the Co-Issuers to draw up to a maximum of $100.0 million on a revolving basis.

Total debt issuance costs incurred and capitalized in relation to the ABS Notes were $72.9 million, of which $6.0 million and $7.4 million was amortized to interest expense during fiscal years 2010 and 2009, respectively.

During fiscal year 2009, the Company repurchased and retired outstanding Class A-2 Notes with a total face value of $153.7 million. The Class A-2 Notes were repurchased using available cash for a total repurchase price of $142.7 million. As a result of these repurchases, the Company recorded a net gain on debt extinguishment of $3.7 million, which includes the write-off of deferred financing costs of $4.8 million and pre-payment premiums paid to Ambac of $2.5 million.

In 2010, all outstanding ABS Notes were repaid in full with proceeds from the term loans and senior notes, as well as available cash. As a result, a net loss on debt extinguishment of $62.0 million was recorded, which includes the write-off of deferred financing costs of $37.4 million, make whole payments of $23.6 million, and other professional and legal costs.

Maturities of long-term debt

Excluding the impact of excess cash flow payments required by the senior credit facility as discussed above, the aggregate maturities of long-term debt for each of the next five calendar years are $15.0 million.

(9) Other current liabilities

Other current liabilities at December 31, 2011 and December 25, 2010 consisted of the following (in thousands):

	December 31, 2011	December 25, 2010
Gift card/certificate liability	$144,965	123,078
Accrued salary and benefits	31,001	21,307
Accrued professional and legal costs	8,085	9,839
Accrued interest	659	6,129
Other	15,887	23,241

Total other current liabilities	$200,597	183,594

During fiscal years 2011, 2010, and 2009, the Company recognized $412 thousand, $521 thousand, and $3.2 million, respectively, of income related to gift certificate breakage within general and administrative expenses, net. The gift certificate breakage amount recognized was based upon historical redemption patterns and represents the remaining balance of gift certificates for which the Company believes the likelihood of redemption by the customer is remote. The Company determined during fiscal year 2009 that sufficient historical patterns existed to estimate breakage and therefore recognized a cumulative adjustment for all gift certificates outstanding as of December 26, 2009.

(10) Leases

The Company is the lessee on certain land leases (the Company leases the land and erects a building) or improved leases (lessor owns the land and building) covering restaurants and other properties. In addition, the Company has leased and subleased land and buildings to others. Many of these leases and subleases provide for future rent escalation and renewal options. In addition, contingent rentals, determined as a percentage of annual sales by our franchisees, are stipulated in certain prime lease and sublease agreements. The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to these leases. Such costs are typically charged to the sublessee based on the terms of the sublease agreements. The Company also leases certain office equipment and a fleet of automobiles under noncancelable operating leases.

Included in the Company’s consolidated balance sheets are the following amounts related to capital leases (in thousands):

	December 31, 2011	December 25, 2010
Leased property under capital leases (included in property and equipment)	$5,097	5,303
Less accumulated depreciation	(1,510)	(1,379)

	$3,587	3,924

Capital lease obligations:
Current	$232	205
Long-term	4,928	5,160

	$5,160	5,365

Capital lease obligations exclude that portion of the minimum lease payments attributable to land, which are classified separately as operating leases. Interest expense associated with the capital lease obligations is computed using the incremental borrowing rate at the time the lease is entered into and is based on the amount of the outstanding lease obligation. Depreciation on capital lease assets is included in depreciation expense in the consolidated statements of operations. Interest expense related to capital leases for fiscal years 2011, 2010, and 2009 was $481 thousand, $505 thousand, and $493 thousand, respectively.

Included in the Company’s consolidated balance sheets are the following amounts related to assets leased to others under operating leases, where the Company is the lessor (in thousands):

	December 31, 2011	December 25, 2010
Land	$26,624	26,914
Buildings	38,472	37,680
Leasehold improvements	146,209	147,139
Store, production, and other equipment	62	245
Construction in progress	823	1,403

	212,190	213,381
Accumulated depreciation and amortization	(66,622)	(58,341)

	$145,568	155,040

Future minimum rental commitments to be paid and received by the Company at December 31, 2011 for all noncancelable leases and subleases are as follows (in thousands):

	Payments		Receipts Subleases	Net leases
	Capital leases	Operating leases
Fiscal year:
2012	$691	52,965	(60,251)	(6,595)
2013	702	51,475	(59,164)	(6,987)
2014	721	49,985	(58,150)	(7,444)
2015	754	45,186	(56,942)	(11,002)
2016	758	44,236	(56,653)	(11,659)
Thereafter	5,429	373,328	(390,432)	(11,675)

Total minimum rental commitments	9,055	$617,175	(681,592)	(55,362)

Less amount representing interest	3,895

Present value of minimum capital lease obligations	$5,160

Rental expense under operating leases associated with franchised locations is included in occupancy expenses—franchised restaurants in the consolidated statements of operations. Rental expense under operating leases for all other locations, including corporate facilities and company-owned restaurants, is included in general and administrative expenses, net, in the consolidated statements of operations. Total rental expense for all operating leases consisted of the following (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Base rentals	$52,214	53,704	51,819
Contingent rentals	4,510	4,093	3,711

	$56,724	57,797	55,530

Total rental income for all leases and subleases consisted of the following (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Base rentals	$66,061	66,630	67,825
Contingent rentals	26,084	24,472	25,826

	$92,145	91,102	93,651

The impact of the amortization of our unfavorable operating leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Increase in rental income	$1,392	1,806	2,157
Decrease in rental expense	1,838	2,514	2,870

Total increase in operating income	$3,230	4,320	5,027

Following is the estimated impact of the amortization of our unfavorable operating leases acquired for each of the next five years (in thousands):

	Decrease in rental expense	Increase in rental income	Total increase in operating income
Fiscal year:
2012	$1,286	1,026	2,312
2013	1,118	937	2,055
2014	1,062	845	1,907
2015	958	793	1,751
2016	902	655	1,557

(11) Segment information

The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income, franchise fees, and rental income. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement. Baskin-Robbins International primarily derives its revenues from the manufacturing and sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer and the chief financial officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, gains and losses on debt extinguishment and refinancing transactions, other gains and losses, and unallocated corporate charges, referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.

Subsequent to December 25, 2010, and as part of fiscal year 2011 management reporting, intersegment royalties and rental income earned from company-owned restaurants are now eliminated from Dunkin’ Donuts U.S. segment revenues. Revenues for all periods presented in the tables below have been restated to reflect these changes.

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

	Revenues
	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Dunkin’ Donuts U.S.	$437,728	400,337	387,262
Dunkin’ Donuts International	15,253	14,128	12,326
Baskin-Robbins U.S.	41,763	42,920	46,293
Baskin-Robbins International	108,579	91,285	80,764

Total reportable segments	603,323	548,670	526,645
Other	24,875	28,465	11,428

Total revenues	$628,198	577,135	538,073

Revenues for foreign countries are represented by the Dunkin’ Donuts International and Baskin-Robbins International segments above. No individual foreign country accounted for more than 10% of total revenues for any fiscal year presented.

For purposes of evaluating segment profit, Dunkin’ Donuts U.S. includes the net operating income earned from company-owned restaurants. Expenses included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, as well the impairment charge recorded in fiscal year 2011 related to our investment in BR Korea (see note 6). Segment profit by segment was as follows (in thousands):

	Segment profit
	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Dunkin’ Donuts U.S.	$334,308	293,132	275,961
Dunkin’ Donuts International	11,528	14,573	12,628
Baskin-Robbins U.S.	20,904	27,607	33,459
Baskin-Robbins International	43,533	41,596	41,212

Total reportable segments	410,273	376,908	363,260
Corporate and other	(150,382)	(118,482)	(107,287)
Interest expense, net	(104,449)	(112,532)	(115,019)
Depreciation and amortization	(52,522)	(57,826)	(62,911)
Impairment charges	(2,060)	(7,075)	(8,517)
Gain (loss) on debt extinguishment and refinancing transactions	(34,222)	(61,955)	3,684
Other gains (losses), net	175	408	1,066

Income before income taxes	$66,813	19,446	74,276

Equity in net income (loss) of joint ventures, including amortization on intangibles resulting from the BCT Acquisition, is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Expenses included in “Other” in the segment profit table below represent the impairment charge recorded in fiscal year 2011 related to our investment in BR Korea (see note 6). Equity in net income (loss) of joint ventures by reportable segment was as follows (in thousands):

	Equity in net income of joint ventures
	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Dunkin’ Donuts International	$840	3,913	3,718
Baskin-Robbins International	14,461	13,912	10,583

Total reportable segments	15,301	17,825	14,301
Other	(18,776)	—	—

Total equity in net income (loss) of joint ventures	$(3,475)	17,825	14,301

Depreciation and amortization is not included in segment profit for each reportable segment. However, depreciation and amortization is included in the financial results regularly provided to the Company’s senior management. Depreciation and amortization by reportable segments was as follows (in thousands):

	Depreciation and amortization
	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Dunkin’ Donuts U.S.	$20,068	21,802	24,035
Dunkin’ Donuts International	130	129	143
Baskin-Robbins U.S.	522	760	1,079
Baskin-Robbins International	866	1,183	1,173

Total reportable segments	21,586	23,874	26,430
Corporate and other	30,936	33,952	36,481

Total depreciation and amortization	$52,522	57,826	62,911

Property and equipment, net by geographic region as of December 31, 2011 and December 25, 2010 are based on the physical locations within the indicated geographic regions and are as follows (in thousands):

	December 31, 2011	December 25, 2010
United States	$179,616	187,862
International	5,744	5,411

	$185,360	193,273

(12) Stockholders’ equity

(a) Public Offerings

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

On November 22, 2011, certain existing stockholders sold 22,000,000 shares of our common stock at a price of $25.62 per share, less underwriting discounts and commissions, in a secondary public offering. Additionally, the underwriters exercised their option to purchase an additional 1,937,986 shares, which were also sold by certain existing stockholders. The Company did not receive any proceeds from the sales of shares by the existing stockholders. The Company incurred approximately $984 thousand of expenses in connection with the offering, which were paid by the Company in accordance with the registration rights and coordination agreement (see note 18(a)).

(b) Common Stock

Prior to the initial public offering, our charter authorized the Company to issue two classes of common stock, Class L and common. The rights of the holders of Class L and common shares were identical, except with respect to priority in the event of a distribution, as defined. The Class L common stock was entitled to a preference with respect to all distributions by the Company until the holders of Class L common stock had received an amount equal to the Class L base amount of approximately $41.75 per share, plus an amount sufficient to generate an internal rate of return of 9% per annum on the Class L base amount, compounded quarterly. Thereafter, the Class L and common stock shared ratably in all distributions by the Company. Class L common stock was classified outside of permanent equity in the consolidated balance sheets at its preferential distribution amount, as the Class L stockholders controlled the timing and amount of distributions. The Class L preferred return of 9% per annum, compounded quarterly, was added to the Class L preferential distribution amount each period and recorded as an increase to accumulated deficit. Dividends paid on the Class L common stock reduced the Class L preferential distribution amount.

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

The changes in Class L common stock were as follows (in thousands):

	Fiscal year ended
	December 31, 2011		December 25, 2010		December 26, 2009
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock, Class L, beginning of year	22,995	$840,582	22,981	$1,232,001	22,918	$1,127,863
Issuance of Class L common stock	65	2,270	14	754	63	2,648
Repurchases of Class L common stock	—	(113)	—	(3,197)	—	(3,070)
Retirement of treasury stock	(194)	—	—	—	—	—
Cash dividends paid	—	—	—	(500,002)	—	—
Accretion of Class L preferred return	—	45,102	—	111,026	—	104,560
Conversion of Class L shares to common shares	(22,866)	(887,841)	—	—	—	—

Common stock, Class L, end of year	—	$—	22,995	$840,582	22,981	$1,232,001

On December 3, 2010, the board of directors declared an aggregate dividend in the amount of $500.0 million, or $21.93 per share, payable on that date in accordance with the Company’s charter to the holders of Class L common stock as of that date. The dividend was recorded as a reduction to Class L common stock.

Common shares issued and outstanding included in the consolidated balance sheets include vested and unvested restricted shares. Common stock in the consolidated statement of stockholders’ equity (deficit) excludes unvested restricted shares.

(c) Treasury stock

During fiscal years 2011, 2010, and 2009, the Company repurchased a total of 23,624 shares, 193,800 shares, and 201,372 shares, respectively, of common stock and 3,266 shares, 65,414 shares, and 72,859 shares, respectively, of Class L shares that were originally sold and granted to former employees of the Company. The Company accounts for treasury stock under the cost method, and as such recorded increases in common treasury stock of $173 thousand, $693 thousand, and $387 thousand during fiscal years 2011, 2010, and 2009, respectively, based on the fair market value of the shares on the respective dates of repurchase. On April 26, 2011, the Company retired all of its treasury stock, resulting in a $2.0 million reduction in common treasury stock and additional paid-in-capital.

(d) Accumulated other comprehensive income

The components of accumulated other comprehensive income were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive income
Balances at December 25, 2010	$14,350	(723)	13,627
Other comprehensive income	6,560	(586)	5,974

Balances at December 31, 2011	$20,910	(1,309)	19,601

(13) Equity incentive plans

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

The Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (the “2011 Plan”) was adopted in July 2011, and is the only plan under which the Company currently grants awards. A maximum of 7,000,000 shares of common stock may be delivered in satisfaction of awards under the 2011 Plan.

Total share-based compensation expense, which is included in general and administrative expenses, net, consisted of the following (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Restricted shares	$2,739	639	1,684
2006 Plan stock options—executive	1,626	703	—
2006 Plan stock options—nonexecutive	202	119	61
2011 Plan stock options	32	—	—
Other	33	—	—

Total share-based compensation	$4,632	1,461	1,745

Total related tax benefit	$1,852	619	676

Nonvested (restricted) shares

The Company historically issued restricted shares of common stock to certain executive officers of the Company. The restricted shares generally vest in three separate tranches with different vesting conditions. In addition to the vesting conditions described below, all three tranches of the restricted shares provide for partial or full accelerated vesting upon change in control. Restricted shares that do not vest are forfeited to the Company.

Tranche 1 shares generally vest in four or five equal annual installments based on a service condition. The weighted average requisite service period for the Tranche 1 shares is approximately 4.4 years, and compensation cost is recognized ratably over this requisite service period.

The Tranche 2 shares generally vest in five annual installments beginning on the last day of the fiscal year of grant based on a service condition and performance conditions linked to annual EBITDA targets, which were not achieved for fiscal years 2009, 2010, and 2011 and are not expected to be achieved in future years. As the Tranche 2 shares vest in installments and contain a performance condition, these shares are treated as five separate awards with five separate vesting dates and requisite service periods. The requisite service periods for these Tranche 2 shares are generally one year. Total compensation cost for the Tranche 2 shares is determined based on the most likely outcome of the performance conditions and the number of awards expected to vest based on those outcomes.

Tranche 3 shares generally vest in four annual installments based on a service condition, a performance condition, and market conditions. The Tranche 3 shares did not become eligible to vest until achievement of the performance condition, which is defined as an initial public offering or change in control. These events were not considered probable of occurring until such events actually occurred. The market condition relates to the achievement of a minimum investor rate of return on the Sponsor’s shares ranging from 20% to 24% as of specified measurement dates, which occur on the six month anniversary of an initial public offering and every three months thereafter, or on the date of a change in control. As the Tranche 3 shares require the satisfaction of multiple vesting conditions, the requisite service period is the longest of the explicit, implicit, and derived service periods of the service, performance, and market conditions. As the performance condition could not be deemed probable of occurring until an initial public offering or change of control event was completed, no compensation cost was recognized related to the Tranche 3 shares prior to fiscal year 2011. Upon completion of the initial public offering in fiscal year 2011, $2.6 million of expense was recorded related to approximately 0.8 million Tranche 3 restricted shares that were outstanding at the date of the initial public offering. The entire value of the outstanding Tranche 3 shares was recorded upon completion of the initial public offering as the requisite service period, which was equivalent to the implicit service period of the performance condition, had been delivered.

A summary of the changes in the Company’s restricted shares during fiscal year 2011 is presented below:

	Number of shares	Weighted average grant-date fair value
Restricted shares at December 25, 2010	1,085,827	$4.28
Granted	65,000	19.00
Vested	(104,779)	4.62
Forfeited	(402,906)	6.67

Restricted shares at December 31, 2011	643,142	4.21

The fair value of each restricted share was estimated on the date of grant based on recent transactions and third-party valuations of the Company’s common stock. As of December 31, 2011, there was $26 thousand of total unrecognized compensation cost related to the Tranche 1 restricted shares. Unrecognized compensation cost related to the Tranche 1 shares is expected to be recognized over a weighted average period of approximately

1.4 years. The total potential unrecognized compensation cost related to the Tranche 2 shares is $59 thousand. As the performance condition for Tranche 2 shares is not deemed probable of occurring, it is unlikely the compensation cost will be recognized. There is no unrecognized compensation cost related to the Tranche 3 shares. The total grant-date fair value of shares vested during fiscal years 2011, 2010, and 2009, was $484 thousand, $1.3 million, and $1.9 million, respectively.

2006 Plan stock options—executive

During fiscal years 2011 and 2010, the Company granted options to executives to purchase 828,040 and 4,750,437 shares of common stock, respectively, under the 2006 Plan. The executive options vest in two separate tranches, 30% allocated as Tranche 4 and 70% allocated as Tranche 5, each with different vesting conditions. In addition to the vesting conditions described below, both tranches provide for partial accelerated vesting upon change in control. The maximum contractual term of the executive options is ten years.

The Tranche 4 executive options generally vest in equal annual amounts over a five-year period subsequent to the grant date, and as such are subject to a service condition. Certain options provide for accelerated vesting at the date of grant, with 20% of the Tranche 4 options vesting on each subsequent anniversary of the grant date over a three or four-year period. The requisite service periods over which compensation cost is being recognized ranges from three to five years.

The Tranche 5 executive options become eligible to vest based on continued service periods of three to five years that are aligned with the Tranche 4 executive options (“Eligibility Percentage”). Vesting does not actually occur until the achievement of a performance condition, which is the sale of shares by the Sponsors. Additionally, the options are subject to a market condition related to the achievement of specified investor returns to the Sponsors upon a sale of shares. Upon a sale of shares by the Sponsors and assuming the requisite service has been provided, Tranche 5 options vest in proportion to the percentage of the Sponsors’ shares sold by them (“Performance Percentage”), but only if the aggregate return on those shares sold is two times the Sponsors’ original purchase price. Actual vesting is determined by multiplying the Eligibility Percentage by the Performance Percentage. Additionally, 100% of the Tranche 5 options vest, assuming the requisite service has been provided, if the aggregate amount of cash received by the Sponsors through sales, distributions, or dividends is two times the original purchase price of all shares purchased by the Sponsors. As the Tranche 5 options require the satisfaction of multiple vesting conditions, the requisite service period is the longest of the explicit, implicit, and derived service periods of the service, performance, and market conditions. Based on the sale of shares by the Sponsors in connection with public offerings completed in 2011, the cumulative Performance Percentage as of December 31, 2011 was 28.5% resulting in compensation expense of $1.1 million being recorded in fiscal year 2011. No Tranche 5 shares vested prior to fiscal year 2011, and therefore no compensation expense related to Tranche 5 shares was recorded in fiscal years 2010 or 2009.

The fair value of the Tranche 4 options was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of the Tranche 5 options was estimated on the date of grant using a combination of lattice models and Monte Carlo simulations. These models are impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. Additionally, the value of the Tranche 5 options is impacted by the probability of achievement of the market condition. The following weighted average assumptions were utilized in determining the fair value of executive options granted during fiscal years 2011 and 2010:

	Fiscal year ended
	December 31, 2011	December 25, 2010
Weighted average grant-date fair value of share options granted	$6.27	$1.51
Significant assumptions:
Tranche 4 options:
Risk-free interest rate	2.1%–2.7%	2.0%–2.8%
Expected volatility	47.0%–72.0%	58.0%
Dividend yield	—	—
Expected term (years)	6.5	5.6–6.5
Tranche 5 options:
Risk-free interest rate	2.3%–3.2%	2.3%–3.4%
Expected volatility	47.0%–72.0%	43.1%–66.4%
Dividend yield	—	—

The expected term of the Tranche 4 options was estimated utilizing the simplified method. We utilized the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method was used for all stock options that require only a service vesting condition, including all Tranche 4 options, for all periods presented. The risk-free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term. Expected volatility was estimated based on historical volatility of peer companies over a period equivalent to the expected term. Additionally, the Company did not anticipate paying dividends on the underlying common stock at the date of grant.

As share-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures of generally 10% per year. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and forecasted turnover, and actual forfeitures have not had a material impact on share-based compensation expense.

A summary of the status of the Company’s executive stock options as of December 31, 2011 and changes during fiscal year 2011 are presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Share options outstanding at December 25, 2010	4,474,606	$3.09	9.2
Granted	828,040	10.01
Exercised	(22,986)	3.64
Forfeited or expired	(440,930)	8.92

Share options outstanding at December 31, 2011	4,838,730	3.74	8.3	$102.8

Share options exercisable at December 31, 2011	710,942	3.04	8.2	15.6

Executive stock options granted during fiscal year 2011 consisted of the following:

Grant Date	Number of awards granted	Option exercise price	Fair value of underlying common stock
3/9/2011	637,040	$7.31	$7.31
7/26/2011	191,000	$19.00	$19.00

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

As of December 31, 2011, there was $1.6 million of total unrecognized compensation cost related to Tranche 4 options, which is expected to be recognized over a weighted average period of approximately 3.2 years. As of December 31, 2011, there was $590 thousand of total unrecognized compensation cost related to the 28.5% of Tranche 5 options for which the performance condition had been achieved but the requisite service had not yet been provided, which is expected to be recognized over a weighted average period of approximately 3.5 years. The total unrecognized compensation cost related to the remaining 71.5% of Tranche 5 options is $4.7 million, and will not be recognized until the related performance condition is deemed probable of occurring.

2006 Plan stock options—nonexecutive and 2011 Plan stock options

During fiscal years 2011, 2010, and 2009, the Company granted options to nonexecutives to purchase 50,491 shares, 222,198 shares, and 14,908 shares, respectively, of common stock under the 2006 Plan. Additionally, during fiscal year 2011, the Company granted options to certain employees to purchase 292,700 shares of common stock under the 2011 Plan. The nonexecutive options and 2011 Plan options vest in equal annual amounts over either a four- or five-year period subsequent to the grant date, and as such are subject to a service condition, and also fully vest upon a change of control. The requisite service period over which compensation cost is being recognized is either four or five years. The maximum contractual term of the nonexecutive and 2011 Plan options is ten years.

The fair value of nonexecutive and 2011 Plan options was estimated on the date of grant using the Black-Scholes option pricing model. This model is impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. The following weighted average assumptions were utilized in determining the fair value of nonexecutive and 2011 Plan options granted during fiscal years 2011, 2010, and 2009:

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Weighted average grant-date fair value of share options granted	$10.27	2.88	0.79
Weighted average assumptions:
Risk-free interest rate	1.2%-2.7%	2.1%	2.3%
Expected volatility	43.0%-72.0%	58.0%	37.0%
Dividend yield	—	—	—
Expected term (years)	6.25-6.5	6.5	6.5

The expected term was estimated utilizing the simplified method. We utilized the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term. Expected volatility was estimated based on historical volatility of peer companies over a period equivalent to the expected term. Additionally, the Company did not anticipate paying dividends on the underlying common stock at the date of grant.

As share-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for annualized estimated forfeitures of 10-13%. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and forecasted turnover, and actual forfeitures have not had a material impact on share-based compensation expense.

A summary of the status of the Company’s nonexecutive and 2011 Plan options as of December 31, 2011 and changes during fiscal year 2011 is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Share options outstanding at December 25, 2010	360,107	$4.89	8.5
Granted	343,191	23.34
Exercised	(38,674)	4.73
Forfeited or expired	(16,867)	5.66

Share options outstanding at December 31, 2011	647,757	14.65	8.9	$6.7

Share options exercisable at December 31, 2011	105,885	4.86	6.7	2.1

Nonexecutive and 2011 Plan options granted during fiscal year 2011 consisted of the following:

Grant Date	Number of awards granted	Option exercise price	Fair value of underlying common stock
3/9/2011	21,891	$7.31	$7.31
7/26/2011	28,600	$19.00	$19.00
12/12/2011	160,000	$25.18	$25.18
12/21/2011	132,700	$24.69	$24.69

Prior to the initial public offering, the fair value of the common stock underlying the options granted was determined based on a contemporaneous valuation performed by an independent third-party valuation specialist in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. Subsequent to July 27, 2011, the fair value of the common stock underlying the options granted was determined based on the closing price of the Company’s common stock on the NASDAQ Global Select Market on the date of grant.

As of December 31, 2011, there was $3.4 million of total unrecognized compensation cost related to nonexecutive and 2011 Plan options. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 3.9 years.

(14) Earnings per Share

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net income—basic and diluted	$34,442	26,861	35,008
Allocation of net income (loss) to common stockholders—basic and diluted:
Class L	$140,212	111,026	104,560
Common	(105,770)	(84,165)	(69,552)
Weighted average number of common shares—basic and diluted:
Class L	22,845,378	22,806,796	22,859,274
Common	74,835,697	41,295,866	41,096,393
Earnings (loss) per common share—basic and diluted:
Class L	$6.14	4.87	4.57
Common	(1.41)	(2.04)	(1.69)

As the Company had both Class L and common stock outstanding during each of the periods presented and Class L has preference with respect to all distributions, earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock. The numerator in calculating Class L basic and diluted earnings per share is the Class L preference amount accrued at 9% per annum during the period presented plus, if positive, a pro rata share of an amount equal to consolidated net income less the Class L preference amount. The Class L preferential distribution amounts accrued were $45.1 million, $111.0 million, and $104.6 million during fiscal years 2011, 2010, and 2009, respectively. The Class L preferential distribution amounts for fiscal year 2011 declined from the prior years due to the conversion of the Class L shares into common stock immediately prior to the Company’s initial public offering that was completed on August 1, 2011, as well as the dividend paid to holders of Class L shares on December 3, 2010, which reduced the Class L per-share preference amount on which the 9% annual return is calculated. Additionally, the numerator in calculating the Class L basic and diluted earnings per share for fiscal year 2011 includes an amount representing the excess of the fair value of the consideration transferred to the Class L shareholders upon conversion to common stock over the carrying amount of the Class L shares at the date of conversion, which occurred immediately prior to the Company’s initial public offering. As the carrying amount of the Class L shares was equal to the Class L preference amount, the excess fair value of the consideration transferred to the Class L shareholders was equal to the fair value of the additional 0.2189 of a share of common stock into which each Class L share converted (“Class L base share”), which totaled $95.1 million, calculated as follows:

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

The weighted average number of common shares in the common diluted earnings per share calculation excludes all restricted stock and stock options outstanding during the respective periods, as they would be antidilutive. As of December 31, 2011, there were 643,142 unvested common restricted stock awards and 5,486,487 options to purchase common stock outstanding that may be dilutive in the future. Of those amounts, there were 636,752 common restricted stock awards and 2,422,628 options to purchase common stock that were performance-based and for which the performance criteria have not yet been met. There were no Class L common stock equivalents outstanding during fiscal years 2011, 2010, and 2009.

(15) Income taxes

Income before income taxes was attributed to domestic and foreign taxing jurisdictions as follows (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Domestic operations	$70,034	2,270	54,804
Foreign operations	(3,221)	17,176	19,472

Income before income taxes	$66,813	19,446	74,276

The components of the provision (benefit) for income taxes were as follows (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Current:
Federal	$34,282	11,497	8,575
State	5,733	5,339	8,585
Foreign	3,719	4,138	3,807

Current tax provision	$43,734	20,974	20,967

Deferred:
Federal	$(11,567)	(16,916)	15,773
State	892	(10,397)	2,239
Foreign	(688)	(1,076)	289

Deferred tax provision (benefit)	(11,363)	(28,389)	18,301

Provision (benefit) for income taxes	$32,371	(7,415)	39,268

The provision for income taxes from continuing operations differed from the expense computed using the statutory federal income tax rate of 35% due to the following:

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Computed federal income tax expense, at statutory rate	35.0%	35.0%	35.0%
Permanent differences:
Impairment of investment in BR Korea	9.8	—	—
Other permanent differences	0.9	1.7	0.5
State income taxes	6.9	1.8	4.8
Benefits and taxes related to foreign operations	(6.8)	(33.4)	(6.9)
Changes in enacted tax rates	3.0	(27.2)	—
Change in valuation allowance	—	—	7.8
Uncertain tax positions	1.9	(16.1)	12.3
Other	(2.2)	0.1	(0.6)

	48.5%	(38.1)%	52.9%

During fiscal year 2011, the Company recognized deferred tax expense of $1.9 million due to enacted changes in future state income tax rates. During fiscal year 2010, the Company recognized a deferred tax benefit of $5.7 million, due to changes in the estimated apportionment of income among the states in which the Company earns income and enacted changes in future state income tax rates. These changes in estimates and enacted tax rates affect the tax rate expected to be in effect in future periods when the deferred tax assets and liabilities reverse.

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2011		December 25, 2010
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Current:
Allowance for doubtful accounts	$1,114	—	1,774	—
Deferred gift cards and certificates	23,312	—	2,544	—
Rent	4,811	—	2,147	—
Deferred revenue	4,555	—	7,757	—
Accrued expenses	6,685	—	3,142	—
Capital loss	18,876	—	—	—
Other	1,614	—	998	—

	60,967	—	18,362	—
Valuation allowance	(12,580)	—	(5,792)	—

Total current	48,387	—	12,570	—

Noncurrent:
Capital leases	1,970	—	492	—
Rent	1,767	—	1,465	—
Property and equipment	—	14,106	—	11,992
Deferred compensation and long-term incentive accrual	4,048	—	1,825	—
Deferred revenue	5,417	—	7,833	—
Real estate reserves	1,495	—	1,669	—
Franchise rights and other intangibles	—	588,761	—	600,481
Unused foreign tax credits	8,459	—	—	—
Capital loss	—	—	18,876	—
Other	7,347	—	7,060	—

	30,503	602,867	39,220	612,473
Valuation allowance	(6,296)	—	(13,084)	—

Total noncurrent	24,207	602,867	26,136	612,473

	$72,594	602,867	38,706	612,473

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes, as of December 31, 2011, it is more likely than not that the Company will realize the benefits of the deferred tax assets, except as discussed below.

As of December 31, 2011 and December 25, 2010, the valuation allowance for deferred tax assets was $18.9 million. These valuation allowance amounts relate to deferred tax assets for capital loss carryforwards and are recorded because it is more likely than not that there will not be sufficient capital gain income in future periods to utilize the capital loss carryforwards. Any future reversal of the valuation allowance related to these capital loss carryforwards will be recorded to the provision for income taxes in the consolidated statements of operations. The capital loss carryforwards will expire in 2012.

The Company has not recognized a deferred tax liability of $6.1 million for the undistributed earnings of foreign operations, net of foreign tax credits, relating to our foreign joint ventures that arose in fiscal year 2011 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. As of December 31, 2011 and December 25, 2010, the undistributed earnings of these joint ventures were approximately $108.2 million and $97.9 million, respectively.

At December 31, 2011 and December 25, 2010, the total amount of unrecognized tax benefits related to uncertain tax positions was $41.4 million and $17.5 million, respectively. At December 31, 2011 and December 25, 2010, the Company had approximately $16.9 million and $12.1 million, respectively, of accrued interest and penalties related to uncertain tax positions. During fiscal years 2011, 2010, and 2009, the Company recorded $3.1 million, $0.6 million, and $6.2 million, respectively, in income tax expense to accrue for potential interest and penalties related to uncertain tax positions. At December 31, 2011, December 25, 2010, and December 26, 2009, there were $17.4 million, $13.5 million, and $23.6 million, respectively, of unrecognized tax benefits that if recognized would impact the annual effective tax rate.

The Company’s major tax jurisdictions are the United States and Canada. For Canada, the Company has open tax years dating back to tax years ended August 2003. In the United States, the Company is currently under audits in certain state jurisdictions for tax periods after August 2003. The audits are in various stages as of December 31, 2011. It is uncertain that these audits will conclude in 2012 and quantification of an estimated impact on the total amount of unrecognized tax benefits cannot be made at this time. For U.S. federal taxes, the Company has open tax years dating back to 2006. In addition, the Internal Revenue Service ( “IRS”) is conducting an examination of certain tax positions related to the utilization of capital losses. During 2010, the Company made a payment of approximately $6.0 million to the IRS for this issue. The payment did not have a material impact on the Company’s financial position.

The federal income tax returns of the Company for fiscal years 2006 through 2009 are currently under audit by the IRS, and the IRS has proposed adjustments for fiscal years 2006 and 2007 to increase our taxable income as it relates to our gift card program, specifically to record taxable income upon the activation of gift cards. We have filed a protest to the IRS’ proposed adjustments. If the IRS were to prevail in this matter the proposed adjustments would result in additional taxable income of approximately $58.9 million for fiscal years 2006 and 2007 and approximately $26.8 million of additional federal and state taxes and interest owed, net of federal and state benefits. If the IRS prevails, a cash payment would be required, and the additional taxable income would represent temporary differences that will be deductible in future years. Therefore, the potential tax expense attributable to the IRS adjustments for 2006 and 2007 would be limited to $3.1 million, consisting of federal and state interest, net of federal and state benefits. In addition, if the IRS were to prevail in respect of fiscal years 2006 and 2007, it is likely to make similar claims for years subsequent to fiscal 2007 and the potential additional federal and state taxes and interest owed, net of federal and state benefits, for fiscal years 2008 through 2010, computed on a similar basis to the IRS method used for fiscal years 2006 and 2007, and factoring in the timing of our gift card uses and activations, would be approximately $19.7 million. The corresponding potential tax expense impact attributable to these later fiscal years, 2008 through 2010, would be approximately $0.8 million. During the fourth quarter of 2011, representatives of the Company met with the IRS appeals officer. Based on that meeting, the Company proposed a settlement related to this issue and is awaiting a response from the IRS. If our settlement proposal is accepted as presented, we expect to make a cash tax payment in an amount that is less than the amounts proposed by the IRS to cumulatively adjust our tax method of accounting for our gift card program through the tax year ended December 25, 2010. No assurance can be made that a settlement can be reached, or that we will otherwise prevail in the final resolution of this matter. An unfavorable outcome from any tax audit could result in higher tax costs, penalties, and interests, thereby negatively and adversely impacting our financial condition, results of operations, or cash flows.

A summary of the changes in the Company’s unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Balance at beginning of year	$17,549	27,092	16,861
Increases related to prior year tax positions	23,922	792	8,580
Increases related to current year tax positions	—	1,373	1,823
Decreases related to prior year tax positions	—	(4,721)	—
Decreases related to settlements	—	(6,622)	—
Lapses of statutes of limitations	(43)	(534)	(828)
Effect of foreign currency adjustments	(49)	169	656

Balance at end of year	$41,379	17,549	27,092

(16) Commitments and contingencies

(a) Lease commitments

The Company is party to various leases for property, including land and buildings, leased automobiles and office equipment under noncancelable operating and capital lease arrangements (see note 10).

(b) Guarantees

The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately five to ten years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $6.9 million and $7.7 million at December 31, 2011 and December 25, 2010, respectively. At December 31, 2011 and December 25, 2010, there were no amounts under such guarantees that were due. The fair value of the guarantee liability and corresponding asset recorded on the consolidated balance sheets was $754 thousand and $874 thousand, respectively, at December 31, 2011 and $1.0 million and $1.5 million, respectively, at December 25, 2010. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of December 31, 2011 and December 25, 2010, the Company had recorded reserves for such guarantees of $390 thousand and $1.2 million, respectively.

The Company has entered into a third-party guarantee with a distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product over a ten-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of December 31, 2011 and December 25, 2010, the Company was contingently liable for $7.8 million and $8.6 million, respectively, under this guarantee. Based on current internal forecasts, the Company believes the franchisees will achieve the required volume of purchases, and therefore, the Company would not be required to make payments under this agreement. Additionally, the Company has various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. Based on prior history and the Company’s ability to extend contract terms, we have not recorded any liabilities related to these commitments. As of December 31, 2011, we were contingently liable under such supply chain agreements for approximately $23.9 million.

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2026. As of December 31, 2011 and December 25, 2010, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $10.5 million and $7.2 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.

(c) Letters of credit

At December 31, 2011 and December 25, 2010, the Company had standby letters of credit outstanding for a total of $11.2 million. There were no amounts drawn down on these letters of credit.

(d) Legal matters

The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At December 31, 2011 and December 25, 2010, contingent liabilities totaling $4.7 million and $4.2 million, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with these matters could increase by up to an additional $6.0 million based on the outcome of ongoing litigation or negotiations.

(17) Retirement plans

401(k) Plan

Employees of the Company, excluding employees of certain international subsidiaries, participate in a defined contribution retirement plan, the Dunkin’ Brands, Inc. 401(k) Retirement Plan (“401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 80% of their pre-tax eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined in the sole discretion of the Company. The Company matched participants’ contributions during fiscal years 2011 and 2010 and January through February 2009, up to a maximum of 4% of the employee’s salary. The Company provided a 1% match for participants’ contributions that were made between March and December 2009. Employer contributions for fiscal years 2011, 2010, and 2009, amounted to $2.7 million, $2.1 million, and $1.1 million, respectively. The 401(k) Plan also provides for an additional discretionary contribution of up to 2% of eligible wages for eligible participants based on the achievement of specified performance targets. No such discretionary contributions were made during fiscal years 2011, 2010, and 2009.

NQDC Plan

The Company, excluding employees of certain international subsidiaries, also offers to a limited group of management and highly compensated employees, as defined by the Employee Retirement Income Security Act (“ERISA”), the ability to participate in the NQDC Plan. The NQDC Plan allows for pre-tax contributions of up to 50% of a participant’s base annual salary and other forms of compensation, as defined. The Company credits the amounts deferred with earnings based on the investment options selected by the participants and holds investments to partially offset the Company’s liabilities under the NQDC Plan. The NQDC Plan liability, included in other long-term liabilities in the consolidated balance sheets, was $6.9 million and $7.4 million at December 31, 2011 and December 25, 2010, respectively. As of December 31, 2011 and December 25, 2010, total investments held for the NQDC Plan were $3.2 million and $4.3 million, respectively, and have been recorded in other assets in the consolidated balance sheets.

Canadian Pension Plan

The Company sponsors a contributory defined benefit pension plan in Canada, The Baskin-Robbins Employees’ Pension Plan (“Canadian Pension Plan”), which provides retirement benefits for the majority of its employees.

The components of net pension expense were as follows (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Service cost	$222	155	99
Interest cost	340	316	276
Expected return on plan assets	(306)	(287)	(242)
Amortization of net actuarial loss	54	26	—

Net pension expense	$310	210	133

The table below summarizes other balances for fiscal years 2011, 2010, and 2009 (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
Change in benefit obligation:
Benefit obligation, beginning of year	$6,042	5,087	3,532
Service cost	222	155	99
Interest cost	340	316	276
Employee contributions	81	69	51
Benefits paid	(479)	(218)	(196)
Actuarial (gain) loss	(95)	417	675
Foreign currency (gain) loss, net	(61)	216	650

Benefit obligation, end of year	$6,050	6,042	5,087

Change in plan assets:
Fair value of plan assets, beginning of year	$4,797	4,247	3,162
Expected return on plan assets	306	287	395
Employer contributions	798	310	278
Employee contributions	81	69	51
Benefits paid	(479)	(218)	(196)
Actuarial loss	(505)	(74)	—
Foreign currency gain (loss), net	(53)	176	557

Fair value of plan assets, end of year	$4,945	4,797	4,247

Reconciliation of funded status:
Funded status	$(1,105)	(1,245)	(840)

Net amount recognized at end of period	$(1,105)	(1,245)	(840)

Amounts recognized in the balance sheet consist of:
Accrued benefit cost	$(1,105)	(1,245)	(840)

Net amount recognized at end of period	$(1,105)	(1,245)	(840)

The investments of the Canadian Pension Plan consisted of one pooled investment fund (“pooled fund”) at December 31, 2011 and December 25, 2010. The pooled fund is comprised of numerous underlying investments and is valued at the unit fair values supplied by the fund’s administrator, which represents the fund’s proportionate share of underlying net assets at market value determined using closing market prices. The pooled fund is considered Level 2, as defined by U.S. GAAP, because the inputs used to calculate the fair value are derived principally from observable market data. The objective of the pooled fund is to generate both capital growth and income, while maintaining a relatively low level of risk. To achieve its objectives, the pooled fund invests in a number of underlying funds that have holdings in a number of different asset classes while also investing directly in equities and fixed instruments issued from around the world. The Canadian Pension Plan assumes a concentration of risk as it is invested in only one investment. The risk is mitigated as the pooled fund consists of a diverse range of underlying investments. The allocation of the assets within the pooled fund consisted of the following:

	December 31, 2011	December 25, 2010
Equity securities	58%	59%
Debt securities	39	40
Other	3	1

The actuarial assumptions used in determining the present value of accrued pension benefits at December 31, 2011 and December 25, 2010 were as follows:

	December 31, 2011	December 25, 2010
Discount rate	5.25%	5.50%
Average salary increase for pensionable earnings	3.25	3.25

The actuarial assumptions used in determining the present value of our net periodic benefit cost were as follows:

	December 31, 2011	December 25, 2010	December 26, 2009
Discount rate	5.50%	6.00%	7.25%
Average salary increase for pensionable earnings	3.25	3.25	3.25
Expected return on plan assets	6.00	6.50	7.00

The expected return on plan assets was determined based on the Canadian Pension Plan’s target asset mix, expected long-term asset class returns based on a mean return over a 30-year period using a Monte Carlo simulation, the underlying long-term inflation rate, and expected investment expenses.

The accumulated benefit obligation was $5.1 million and $5.0 million at December 31, 2011 and December 25, 2010, respectively. We recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of the Canadian Pension Plan.

We anticipate contributing approximately $600 thousand to this plan in 2012. Expected benefit payments for the next five years and thereafter are as follows (in thousands):

Fiscal year:
2012	$242
2013	240
2014	237
2015	233
2016	229
Thereafter	1,478

$2,659

Baskin-Robbins SERP

In 1991, we established a supplemental executive retirement plan (“SERP”) for a select group of Baskin-Robbins executives who constituted a “top hat” group as defined by ERISA. Assets of the SERP are held in a Rabbi Trust (“Trust”). The SERP assets are invested primarily in money market funds and are included in our consolidated balance sheets within other assets since the Trust permits our creditors to access our SERP assets in the event of our insolvency. The SERP assets of $804 thousand and $909 thousand, and corresponding liabilities of $1.7 million and $1.6 million, at December 31, 2011 and December 25, 2010, respectively, are included in other assets, and other long-term liabilities, in the accompanying consolidated balance sheets.

(18) Related-party transactions

(a) Sponsors

Prior to the closing of the Company’s initial public offering on August 1, 2011, the Company was charged an annual management fee by the Sponsors of $1.0 million per Sponsor, payable in quarterly installments. In connection with the completion of the initial public offering in August 2011, the Company incurred an expense of approximately $14.7 million related to the termination of the Sponsor management agreement. Including this termination fee, the Company recognized $16.4 million, $3.0 million, and $3.0 million of expense during fiscal years 2011, 2010, and 2009, respectively, related to Sponsor management fees, which is included in general and administrative expenses, net in the consolidated statements of operations. At December 25, 2010, the Company had $500 thousand of prepaid management fees to the Sponsors, which were recorded in prepaid expenses and other current assets in the consolidated balance sheets.

At December 31, 2011 and December 25, 2010, certain affiliates of the Sponsors held $64.8 million and $70.6 million, respectively, of term loans, net of original issue discount, issued under the Company’s senior credit facility. The terms of these loans are identical to all other term loans issued to lenders in the senior credit facility.

Our Sponsors have a controlling interest in our Company as well as several other entities. The existence of such common ownership and management control could result in differences within our operating results or financial position than if the entities were autonomous. The Company made payments to entities under common control totaling approximately $979 thousand, $769 thousand, and $664 thousand during the fiscal years 2011, 2010, and 2009, respectively, primarily for the purchase of training services and leasing of restaurant space. At December 31, 2011 and December 25, 2010, the company owed these entities $127 thousand and $48 thousand, respectively, which was recorded in accounts payable and other current liabilities in the consolidated balance sheets.

We have entered into an investor agreement with the Sponsors and also entered into a registration rights and coordination agreement with certain shareholders, including the Sponsors. Pursuant to these agreements, subject to certain exceptions and conditions, our Sponsors may require us to register their shares of common stock under the Securities Act of 1933, and they will have the right to participate in certain future registrations of securities by us.

(b) Joint ventures

The Company received royalties from its joint ventures as follows (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
BR Japan	$2,473	2,110	1,786
BR Korea	3,371	2,990	2,637

	$5,844	5,100	4,423

At December 31, 2011 and December 25, 2010, the Company had $1.0 million of royalties receivable from its joint ventures which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.

The Company made net payments to its joint ventures totaling approximately $2.8 million, $1.5 million, and $409 thousand, in fiscal years 2011, 2010, and 2009, respectively, primarily for the purchase of ice cream products and incentive payments.

(c) Board of Directors

Certain family members of one of our directors hold an ownership interest in an entity that owns and operates Dunkin’ Donuts restaurants and holds the right to develop additional restaurants under store development agreements. During fiscal year 2011, the Company received $713 thousand in royalty, rental, and other payments from this entity. No amounts were received during fiscal years 2010 or 2009.

(19) Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts were as follows (in thousands):

	Accounts receivable	Notes and other receivables
Balance at December 27, 2008	$5,377	254
Provision for doubtful accounts, net	3,792	3,571
Write-offs and other	(3,401)	(2,480)

Balance at December 26, 2009	5,768	1,345
Provision for doubtful accounts, net	13	1,492
Write-offs and other	(263)	(394)

Balance at December 25, 2010	5,518	2,443
Provision for doubtful accounts, net	745	1,274
Write-offs and other	(3,550)	(1,396)

Balance at December 31, 2011	$2,713	2,321

(20) Quarterly financial data (unaudited)

	Three months ended
	March 26, 2011	June 25, 2011	September 24, 2011	December 31, 2011(1)
	(In thousands, except per share data)
Total revenues	$139,213	156,972	163,508	168,505
Operating income (2)(3)	44,836	61,794	54,112	44,567
Net income (loss) (2)(3)(4)	(1,723)	17,162	7,412	11,591
Earnings (loss) per share:
Class L – basic and diluted	0.85	0.83	4.46	n/a
Common – basic and diluted	(0.51)	(0.04)	(1.01)	0.10

	Three months ended
	March 27, 2010	June 26, 2010	September 25, 2010	December 25, 2010
	(In thousands, except per share data)
Total revenues	$127,412	150,416	149,531	149,776
Operating income	36,685	57,886	54,574	44,380
Net income (loss) (5)	5,938	17,337	18,842	(15,256)
Earnings (loss) per share:
Class L – basic and diluted	1.21	1.23	1.25	1.18
Common – basic and diluted	(0.53)	(0.26)	(0.24)	(1.02)

(1)	The fourth quarter of fiscal year 2011 reflects the results of operations for a 14-week period. All other quarterly periods reflect the results of operations for 13-week periods.
(2)

The third quarter of fiscal year 2011 includes an expense of approximately $14.7 million related to the termination of the Sponsor management agreement incurred in connection with the completion of the initial public offering in August 2011 (see note 18).

(3)

The fourth quarter of fiscal year 2011 includes an impairment of the investment in the Korea joint venture of $19.8 million, less a reduction in depreciation and amortization, net of tax, resulting from the impairment of the underlying intangible and long-lived assets of $1.0 million (see note 6).

(4)

During fiscal year 2011, the Company made additional term loan borrowings of $250.0 million and repaid in full the $625.0 million of senior notes (see note 8). In connection with these additional term loan borrowings and repayments of senior notes, the Company recorded losses on debt extinguishment and refinancing transactions of $11.0 million, $5.2 million, and $18.1 million, in the first, second, and third quarters of fiscal year 2011, respectively.

(5)

During fiscal year 2010, all outstanding ABS Notes were repaid in full with proceeds from the term loans and senior notes, as well as available cash (see note 8). As a result, losses on debt extinguishment of $3.7 million and $58.3 million were recorded in the second and fourth quarters of fiscal year 2010, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 24, 2012.

Nigel Travis, age 62, has served as Chief Executive Officer of Dunkin’ Brands since January 2009 and assumed the role of President of Dunkin’ Donuts in October 2009. From 2005 through 2008, Mr. Travis served as President and Chief Executive Officer, and on the board of directors of Papa John’s International, Inc., a publicly-traded international pizza chain. Prior to Papa John’s, Mr. Travis was with Blockbuster, Inc. from 1994 to 2004, where he served in increasing roles of responsibility, including President and Chief Operating Officer. Mr. Travis previously held numerous senior positions at Burger King Corporation. Mr. Travis currently serves on the board of directors of Lorillard, Inc. and formerly served on the board of Bombay Company, Inc.

Neil Moses, age 53, joined Dunkin’ Brands as Chief Financial Officer in November 2010. Mr. Moses joined Dunkin’ Brands from Parametric Technology Corporation (PTC), a software company, where he had served as Executive Vice President, Chief Financial Officer since 2003.

Paul Carbone, age 45, was appointed to the role of Vice President, Financial Management of Dunkin’ Brands in 2008. Prior to joining Dunkin’ Brands, he most recently served as Senior Vice President and Chief Financial Officer for Tween Brands, Inc. Before Tween Brands, Mr. Carbone spent seven years with Limited Brands, Inc., where his roles included Vice President, Finance, for Victoria’s Secret.

John Costello, age 64, joined Dunkin’ Brands in 2009 and currently serves as our Chief Global Marketing & Innovation Officer. Prior to joining Dunkin’ Brands, Mr. Costello was an independent consultant and served as President and CEO of Zounds, Inc., an early stage developer and hearing aid retailer, from September 2007 to January 2009. Following his departure, Zounds filed for bankruptcy in March 2009. From October 2006 to August 2007, he served as President of Consumer and Retail for Solidus Networks, Inc. (d/b/a Pay By Touch), which filed for bankruptcy in March 2008. Mr. Costello previously served as the Executive Vice President of Merchandising and Marketing at The Home Depot, Senior Executive Vice President of Sears, and Chief Global Marketing Officer of Yahoo!. He has also held leadership roles at several companies, including serving as President of Nielsen Marketing Research U.S.

John Dawson, age 48, has served as Chief Development Officer of Dunkin’ Brands since April 2005. Prior to joining Dunkin’ Brands, he spent 17 years at McDonald’s Corporation, most recently as Vice President of Worldwide Restaurant Development.

Richard Emmett, age 56, was named Senior Vice President and General Counsel in December 2009. Mr. Emmett joined Dunkin’ Brands from QCE HOLDING LLC (Quiznos) where he served as Executive Vice President, Chief Legal Officer and Secretary. Prior to Quiznos, Mr. Emmett served in various roles including as Senior Vice President, General Counsel and Secretary for Papa John’s International. Mr. Emmett currently serves on the board of directors of Francesca’s Holdings Corporation.

Giorgio Minardi, age 49, was named President, International of Dunkin’ Brands in February 2012. Mr. Minardi joined Dunkin’ Brands from Autogrill Corporation, where he most recently served as Managing Director for Europe and the Middle East. He also served as Autogrill’s Chairman in Spain and Belgium, and as President in Switzerland. Mr. Minardi previously held senior positions at Burger King Corporation and McDonald’s Corporation.

Bill Mitchell, age 47, joined Dunkin’ Brands in August 2010. Mr. Mitchell joined Dunkin’ Brands from Papa John’s International, where he had served in a variety of roles since 2000, including President of Global Operations, President of Domestic Operations, Operations VP, Division VP and Senior VP of Domestic Operations. Prior to Papa John’s, Mr. Mitchell was with Popeyes, a division of AFC Enterprises where he served in various capacities including Senior Director of Franchise Operations.

Karen Raskopf, age 57, joined Dunkin’ Brands in 2009 and currently serves as Senior Vice President and Chief Communications Officer. Prior to joining Dunkin’ Brands, she spent 12 years as Senior Vice President, Corporate Communications for Blockbuster, Inc. She also served as head of communications for 7-Eleven, Inc.

Dan Sheehan, age 49, was named Senior Vice President and Chief Information Officer of Dunkin’ Brands in March 2006. Prior to joining Dunkin’ Brands, Mr. Sheehan served as Senior Vice President and Chief Information Officer for ADVO Inc., a full-service direct mail marketing services company, from 2000 to 2006.

Paul Twohig, age 58, joined Dunkin’ Donuts U.S. in October 2009 and currently serves as Chief Operating Officer. Prior to joining Dunkin’ Brands, Mr. Twohig served as a Division Senior Vice President for Starbucks Corporation from December 2004 to March 2009. Mr. Twohig also previously served as Chief Operating Officer for Panera Bread Company.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 31, 2011 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial statements: All financial statements are included in Part II, Item 8 of this report.

2.	Financial statement schedules:

For fiscal year 2010, our joint ventures BR Korea Co., Ltd. and B-R 31 Ice Cream Co., Ltd. were deemed significant to us under Rule 3-09 of Regulation S-X, and as such the financial statements of these joint ventures are required to be filed as financial statement schedules herein within six months of their fiscal year end. Accordingly, the financial statements of these joint ventures will be filed via an amendment to this Annual Report on Form 10-K on or before June 30, 2012.

All other financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits:

Exhibit Number	Exhibit Title

3.1	Form of Second Restated Certificate of Incorporation of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

3.2	Form of Second Amended and Restated Bylaws of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

4.1	Form of Amended and Restated Registration Rights Agreement among Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc. and certain Stockholders of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

4.2	Specimen Common Stock certificate of Dunkin’ Brands Group Holdings, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.1*	Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.) Amended and Restated 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.2*	Form of Option Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.3*	Form of Restricted Stock Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.4*	Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.5*	Form of Option Award under 2011 Omnibus Long-Term Incentive Plan

10.6*	Form of Restricted Stock Unit Award under 2011 Omnibus Long-Term Incentive Plan

10.7*	Dunkin’ Brands Group, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.8*	Amended and Restated Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.9*	Dunkin’ Brands, Inc. Short Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)
10.10*	Amended and Restated Executive Employment Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), and Jon Luther, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.11*	Transition Agreement of Jon Luther, dated as of June 30, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.12*	First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.13*	Offer Letter to Neil Moses dated September 27, 2010 (incorporated by reference to Exhibit 10.13to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.14*	Offer Letter to Richard Emmett dated November 23, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.15*	Offer Letter to John Costello dated September 30, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.16*	Offer Letter to Paul Twohig dated September 10, 2009 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.17*	Form of amendment to Offer Letters (incorporated by reference to Exhibit 10.16(a) to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.18*	Offer Letter to Neal Yanofsky dated May 1, 2011

10.19	Form of Non-Competition/Non-Solicitation/Confidentiality Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.20	Form of Amended and Restated Investor Agreement among Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.21	Form of Amended and Restated Stockholders Agreement among Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.22	Credit Agreement among Dunkin’ Finance Corp, Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc., Barclays Bank PLC and the other lenders party thereto, dated as of November 23, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.23	Joinder to Credit Agreement dated as of December 3, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.24	Amendment 1, dated as of February 18, 2011, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.25	Amendment 2, dated as of May 25, 2011, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.26	Security Agreement among the Grantors identified therein and Barclays Bank PLC, dated as of December 3, 2010 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.27	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.28	Lease between LSF3 Royall Street, LLC and Dunkin’ Donuts Incorporated, dated as of October 29, 2003 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.29	Assignment of Lease between Dunkin’ Donuts Incorporated and Dunkin’ Brands, Inc., dated as of July 22, 2005 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.30	Guaranty delivered with LSF3 Royall Street, LLC Lease dated as of October 29, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.31	Form of Baskin-Robbins Franchise Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.32	Form of Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.33	Form of Combined Baskin-Robbins and Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.34	Form of Dunkin’ Donuts Store Development Agreement

10.35	Form of Baskin-Robbins Store Development Agreement

21.1	Subsidiaries of Dunkin’ Brands Group, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

101	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2012

DUNKIN’ BRANDS GROUP, INC.

By:	/s/ Nigel Travis
Name:	Nigel Travis
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nigel Travis Nigel Travis	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/s/ Neil Moses Neil Moses	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012

/s/ Jon Luther Jon Luther	Director	February 24, 2012

/s/ Todd Abbrecht Todd Abbrecht	Director	February 24, 2012

/s/ Andrew Balson Andrew Balson	Director	February 24, 2012

/s/ Anita Balaji Anita Balaji	Director	February 24, 2012

/s/ Anthony DiNovi Anthony DiNovi	Director	February 24, 2012

/s/ Michael Hines Michael Hines	Director	February 24, 2012

/s/ Sandra Horbach Sandra Horbach	Director	February 24, 2012

/s/ Mark Nunnelly Mark Nunnelly	Director	February 24, 2012

/s/ Joseph Uva Joseph Uva	Director	February 24, 2012