Form 10-K/A
period 2011-12-31
DUNKIN' BRANDS GROUP, INC.
filed 2012-03-16
CIK 1357204

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on February 24, 2012 (the “Original 10-K”), of Dunkin’ Brands Group, Inc., a Delaware corporation (the “Company”, or “we”). We are filing this Amendment to amend Item 15 to include the separate financial statements of each of BR Korea Co., Ltd. (“BR Korea”) and B-R 31 Ice Cream Co., Ltd. (“BR Japan”) for their fiscal years ended December 31, 2011 as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”), which were not included in the Original 10-K in reliance on Rule 3-09. The Rule 3-09 financial statements were prepared and provided to the Company by BR Korea and BR Japan, respectively.

This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on February 24, 2012. The Original 10-K has not been amended or updated to reflect events occurring after February 24, 2012, except as specifically set forth in this Amendment.

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial statements: All financial statements are included in Part II, Item 8 of this report.

2.	Financial statement schedules:

For fiscal year 2010, our joint ventures BR Korea Co., Ltd. and B-R 31 Ice Cream Co., Ltd. were deemed significant to us under Rule 3-09 of Regulation S-X, and as such the financial statements of these joint ventures are required to be filed as financial statement schedules herein within six months of their fiscal year end. Accordingly, the financial statements of these joint ventures are filed herein as Exhibit 99.1 and Exhibit 99.2, respectively.

All other financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits:

Exhibit Number	Exhibit Title

3.1	Form of Second Restated Certificate of Incorporation of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

3.2	Form of Second Amended and Restated Bylaws of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

4.1	Form of Amended and Restated Registration Rights Agreement among Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc. and certain Stockholders of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

4.2	Specimen Common Stock certificate of Dunkin’ Brands Group Holdings, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.1*	Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.) Amended and Restated 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.2*	Form of Option Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.3*	Form of Restricted Stock Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.4*	Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.5*	Form of Option Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.6*	Form of Restricted Stock Unit Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.7*	Dunkin’ Brands Group, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.8*	Amended and Restated Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.9*	Dunkin’ Brands, Inc. Short Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.10*	Amended and Restated Executive Employment Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), and Jon Luther, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

Exhibit Number	Exhibit Title

10.11*	Transition Agreement of Jon Luther, dated as of June 30, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.12*	First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.13*	Offer Letter to Neil Moses dated September 27, 2010 (incorporated by reference to Exhibit 10.13to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.14*	Offer Letter to Richard Emmett dated November 23, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.15*	Offer Letter to John Costello dated September 30, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.16*	Offer Letter to Paul Twohig dated September 10, 2009 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.17*	Form of amendment to Offer Letters (incorporated by reference to Exhibit 10.16(a) to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.18*	Offer Letter to Neal Yanofsky dated May 1, 2011 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.19	Form of Non-Competition/Non-Solicitation/Confidentiality Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.20	Form of Amended and Restated Investor Agreement among Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.21	Form of Amended and Restated Stockholders Agreement among Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.22	Credit Agreement among Dunkin’ Finance Corp, Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc., Barclays Bank PLC and the other lenders party thereto, dated as of November 23, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.23	Joinder to Credit Agreement dated as of December 3, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.24	Amendment 1, dated as of February 18, 2011, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.25	Amendment 2, dated as of May 25, 2011, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.26	Security Agreement among the Grantors identified therein and Barclays Bank PLC, dated as of December 3, 2010 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.27	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.28	Lease between LSF3 Royall Street, LLC and Dunkin’ Donuts Incorporated, dated as of October 29, 2003 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

Exhibit Number		Exhibit Title
10.29		Assignment of Lease between Dunkin’ Donuts Incorporated and Dunkin’ Brands, Inc., dated as of July 22, 2005 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.30		Guaranty delivered with LSF3 Royall Street, LLC Lease dated as of October 29, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.31		Form of Baskin-Robbins Franchise Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.32		Form of Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.33		Form of Combined Baskin-Robbins and Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.34		Form of Dunkin’ Donuts Store Development Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.35		Form of Baskin-Robbins Store Development Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.36	*	Offer Letter to William Mitchell dated August 2, 2010

10.37	*	Separation Agreement with Neal Yanofsky, dated September 22, 2011

21.1		Subsidiaries of Dunkin’ Brands Group, Inc.

23.1		Consent of KPMG LLP (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

23.2		Consent of Deloitte Anjin LLC

23.3		Consent of PricewaterhouseCoopers Aarata

31.1		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

99.1		Audited financial statements of BR Korea Co., Ltd. for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009

99.2		Audited financial statements of B-R 31 Ice Cream Co., Ltd. for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009

101		The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2012

DUNKIN’ BRANDS GROUP, INC.

By:	/s/ Nigel Travis
Name:	Nigel Travis
Title:	Chief Executive Officer