Form 10-K/A
period 2011-12-31
DUNKIN' BRANDS GROUP, INC.
filed 2012-03-28
CIK 1357204

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011, originally filed on February 24, 2012 (the “Original 10-K”) and amended on March 16, 2012 (“Amendment No. 1”), of Dunkin’ Brands Group, Inc., a Delaware corporation (the “Company”, or “we”). We are filing this Amendment to amend Item 8 to clarify in Note (6) to our consolidated financial statements that, while the Company engaged a third party valuation specialist to assist it in determining the fair value of its investment in BR Korea Co., Ltd., the determination of fair value was made by the Company.

Other than as described above, the financial statements included in this Amendment are unchanged from those included in the Original 10-K.

This Amendment should be read in conjunction with the Original 10-K, Amendment No. 1 and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on February 24, 2012. The Original 10-K has not been amended or updated to reflect events occurring after February 24, 2012, except as specifically set forth in Amendment No. 1 and this Amendment.

PART II

Item 8.	Financial Statements and Supplementary Data.

Our financial statements are annexed to this Amendment beginning on page F-1.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1.	Financial statements: All financial statements are included in Part II, Item 8 of this report.

2.	Financial statement schedules:

For fiscal year 2010, our joint ventures BR Korea Co., Ltd. and B-R 31 Ice Cream Co., Ltd. were deemed significant to us under Rule 3-09 of Regulation S-X, and as such the financial statements of these joint ventures are required to be filed as financial statement schedules herein within six months of their fiscal year end. Accordingly, the financial statements of these joint ventures are incorporated by reference to Exhibit 99.1 and 99.2, respectively, to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, File No. 001-35258, filed with the SEC on March 16, 2012).

All other financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits:

Exhibit Number	Exhibit Title

3.1	Form of Second Restated Certificate of Incorporation of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

3.2	Form of Second Amended and Restated Bylaws of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

4.1	Form of Amended and Restated Registration Rights Agreement among Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc. and certain Stockholders of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

4.2	Specimen Common Stock certificate of Dunkin’ Brands Group Holdings, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.1*	Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.) Amended and Restated 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.2*	Form of Option Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.3*	Form of Restricted Stock Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.4*	Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.5*	Form of Option Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.6*	Form of Restricted Stock Unit Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.7*	Dunkin’ Brands Group, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.8*	Amended and Restated Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.9*	Dunkin’ Brands, Inc. Short Term Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.10*	Amended and Restated Executive Employment Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), and Jon Luther, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

Exhibit Number	Exhibit Title

10.11*	Transition Agreement of Jon Luther, dated as of June 30, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.12*	First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.13*	Offer Letter to Neil Moses dated September 27, 2010 (incorporated by reference to Exhibit 10.13to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.14*	Offer Letter to Richard Emmett dated November 23, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.15*	Offer Letter to John Costello dated September 30, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.16*	Offer Letter to Paul Twohig dated September 10, 2009 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.17*	Form of amendment to Offer Letters (incorporated by reference to Exhibit 10.16(a) to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.18*	Offer Letter to Neal Yanofsky dated May 1, 2011 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.19	Form of Non-Competition/Non-Solicitation/Confidentiality Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.20	Form of Amended and Restated Investor Agreement among Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc. and the Investors named therein (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.21	Form of Amended and Restated Stockholders Agreement among Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc. and the Stockholders named therein (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.22	Credit Agreement among Dunkin’ Finance Corp, Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc., Barclays Bank PLC and the other lenders party thereto, dated as of November 23, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.23	Joinder to Credit Agreement dated as of December 3, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.24	Amendment 1, dated as of February 18, 2011, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.25	Amendment 2, dated as of May 25, 2011, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.26	Security Agreement among the Grantors identified therein and Barclays Bank PLC, dated as of December 3, 2010 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.27	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.28	Lease between LSF3 Royall Street, LLC and Dunkin’ Donuts Incorporated, dated as of October 29, 2003 (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

Exhibit Number		Exhibit Title
10.29		Assignment of Lease between Dunkin’ Donuts Incorporated and Dunkin’ Brands, Inc., dated as of July 22, 2005 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.30		Guaranty delivered with LSF3 Royall Street, LLC Lease dated as of October 29, 2003 (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.31		Form of Baskin-Robbins Franchise Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.32		Form of Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.33		Form of Combined Baskin-Robbins and Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.34		Form of Dunkin’ Donuts Store Development Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.35		Form of Baskin-Robbins Store Development Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.36	*	Offer Letter to William Mitchell dated August 2, 2010 (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, File No. 001-35258, filed with the SEC on March 16, 2012)

10.37	*	Separation Agreement with Neal Yanofsky, dated September 22, 2011 (incorporated by reference to Exhibit 10.37 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, File No. 001-35258, filed with the SEC on March 16, 2012)

21.1		Subsidiaries of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, File No. 001-35258, filed with the SEC on March 16, 2012)

23.1		Consent of KPMG LLP

23.2		Consent of Deloitte Anjin LLC (incorporated by reference to Exhibit 23.2 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, File No. 001-35258, filed with the SEC on March 16, 2012)

23.3		Consent of PricewaterhouseCoopers Aarata (incorporated by reference to Exhibit 23.3 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, File No. 001-35258, filed with the SEC on March 16, 2012)

31.1		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2		Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2		Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

99.1		Audited financial statements of BR Korea Co., Ltd. for the fiscal years ended December 31, 2011, December 31, 2010 and December 31, 2009 (incorporated by reference to Exhibit 99.1 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, File No. 001-35258, filed with the SEC on March 16, 2012)

99.2		Financial statements of B-R 31 Ice Cream Co., Ltd. for the fiscal years ended December 31, 2011 (unaudited), December 31, 2010 (audited) and December 31, 2009 (unaudited) (incorporated by reference to Exhibit 99.2 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, File No. 001-35258, filed with the SEC on March 16, 2012)

101		The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, formatted in Extensible Business Reporting Language, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2012

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

F-6

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

F-7	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-8	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-9	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-10	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

improvements are depreciated over the shorter of the estimated useful life or the remaining lease term of the related asset. Estimated useful lives are as follows:

Years

Buildings	20 –35
Leasehold improvements	5 – 20
Store, production, and other equipment	3 – 10

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

F-11	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-12	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-13	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-14	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-15	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-16	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

(3) Franchise fees and royalty income

Franchise fees and royalty income consisted of the following (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009

Royalty income	$363,458	332,770	317,692
Initial franchise fees, including renewal income	35,016	27,157	26,328

Total franchise fees and royalty income	$398,474	359,927	344,020

The changes in franchised and company-owned points of distribution were as follows:

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009

Systemwide Points of Distribution:
Franchised points of distribution in operation - beginning of year	16,162	15,375	14,846
Franchises opened	1,335	1,618	1,601
Franchises closed	(735)	(815)	(1,055)
Net transfers from (to) company-owned points of distribution	1	(16)	(17)

Franchised points of distribution in operation - end of year	16,763	16,162	15,375
Company-owned points of distribution - end of year	31	31	18

Total systemwide points of distribution - end of year	16,794	16,193	15,393

F-17	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

(5) Property and equipment

Property and equipment at December 31, 2011 and December 25, 2010 consisted of the following (in thousands):

	December 31, 2011	December 25, 2010

Land	$30,706	30,485
Buildings	43,380	40,093
Leasehold improvements	161,167	160,369
Store, production, and other equipment	50,105	49,072
Construction in progress	3,543	3,917

	288,901	283,936
Accumulated depreciation and amortization	(103,541)	(90,663)

	$185,360	193,273

F-18	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

The Company recognized impairment charges on leasehold improvements, typically due to termination of the underlying lease agreement, and other corporately-held assets of $1.4 million, $4.8 million, and $6.8 million during fiscal years 2011, 2010, and 2009, respectively, which are included in impairment charges in the consolidated statements of operations.

(6) Investments in joint ventures

The Company’s ownership interests in its joint ventures as of December 31, 2011 and December 25, 2010 were as follows:

	Ownership
Entity	December 31, 2011	December 25, 2010

BR Japan	43.3%	43.3%
BR Korea	33.3	33.3

Summary financial information for the joint venture operations on an aggregated basis was as follows (in thousands):

	December 31, 2011	December 25, 2010

Current assets	$195,977	184,608
Current liabilities	92,758	86,969

Working capital	103,219	97,639
Property, plant, and equipment, net	147,929	102,405
Other assets	156,061	141,574
Long-term liabilities	55,514	19,084

Joint venture equity	$351,695	322,534

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009

Revenues	$659,319	580,671	495,146
Net income	44,156	47,664	41,577

F-19	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

During the fourth quarter of 2011, management concluded that indicators of potential impairment were present related to our investment in BR Korea based on continued declines in the operating performance and future projections of the Korea Dunkin’ Donuts business. Accordingly, the Company engaged an independent third-party valuation specialist to assist the Company in determining the fair value of our investment in BR Korea. The valuation was completed using a combination of discounted cash flow and income approaches to valuation. Based in part on the fair value determined by the independent third-party valuation specialist, the Company determined that the carrying value of the investment in BR Korea exceeded fair value by $19.8 million, and as such the Company recorded an impairment charge in that amount in the fourth quarter of 2011. The impairment charge was allocated to the underlying goodwill, intangible assets, and long-lived assets of BR Korea, and therefore resulted in a reduction in depreciation and amortization, net of tax, of $1.0 million, in fiscal year 2011, which is recorded within equity in net income (loss) of joint ventures in the consolidated statements of operations.

Total estimated amortization expense, net of deferred tax benefits, to be included in equity in net income of joint ventures for fiscal years 2012 through 2016 is as follows (in thousands):

Fiscal year:
2012	$710
2013	634
2014	553
2015	467
2016	375

F-20	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

(7) Goodwill and other intangible assets

The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

Goodwill	Dunkin’ Donuts U.S.	Dunkin’ Donuts International	Baskin- Robbins International	Total

Balances at December 26, 2009:
Goodwill	$1,148,016	10,275	24,037	1,182,328
Accumulated impairment charges	(270,441)	—	(24,037)	(294,478)

Net balance at December 26, 2009	877,575	10,275	—	887,850
Goodwill acquired	780	—	—	780
Effects of foreign currency adjustments	—	25	—	25

Balances at December 25, 2010:
Goodwill	1,148,796	10,300	24,037	1,183,133
Accumulated impairment charges	(270,441)	—	(24,037)	(294,478)

Net balance at December 25, 2010	878,355	10,300	—	888,655
Goodwill acquired	2,344	—	—	2,344
Effects of foreign currency adjustments	—	(7)	—	(7)

Balances at December 31, 2011:
Goodwill	1,151,140	10,293	24,037	1,185,470
Accumulated impairment charges	(270,441)	—	(24,037)	(294,478)

Net balance at December 31, 2011	$880,699	10,293	—	890,992

The goodwill acquired during fiscal years 2011 and 2010 is related to the acquisition of certain company-owned points of distribution.

Other intangible assets at December 31, 2011 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount

Definite lived intangibles:
Franchise rights	20	$383,786	(119,091)	264,695
Favorable operating leases acquired	14	83,672	(34,725)	48,947
License rights	10	6,230	(3,623)	2,607
Indefinite lived intangible:
Trade names	N/A	1,190,970	—	1,190,970

		$1,664,658	(157,439)	1,507,219

F-21	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

Total estimated amortization expense for other intangible assets for fiscal years 2012 through 2016 is as follows (in thousands):

Fiscal year:
2012	$26,760
2013	26,192
2014	25,681
2015	25,326
2016	22,378

(8) Debt

Debt at December 31, 2011 and December 25, 2010 consisted of the following (in thousands):

	December 31, 2011	December 25, 2010

Term loans	$1,468,309	1,243,823
Senior notes	—	615,693

Total debt	1,468,309	1,859,516
Less current portion of long-term debt	14,965	12,500

Total long-term debt	$1,453,344	1,847,016

F-22	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-23	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-24	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-25	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

Included in the Company’s consolidated balance sheets are the following amounts related to assets leased to others under operating leases, where the Company is the lessor (in thousands):

	December 31, 2011	December 25, 2010

Land	$26,624	26,914
Buildings	38,472	37,680
Leasehold improvements	146,209	147,139
Store, production, and other equipment	62	245
Construction in progress	823	1,403

	212,190	213,381
Accumulated depreciation and amortization	(66,622)	(58,341)

	$145,568	155,040

F-26	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009

Base rentals	$52,214	53,704	51,819
Contingent rentals	4,510	4,093	3,711

	$56,724	57,797	55,530

Total rental income for all leases and subleases consisted of the following (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009

Base rentals	$66,061	66,630	67,825
Contingent rentals	26,084	24,472	25,826

	$92,145	91,102	93,651

F-27	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-28	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

	Segment profit
	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009

Dunkin’ Donuts U.S.	$334,308	293,132	275,961
Dunkin’ Donuts International	11,528	14,573	12,628
Baskin-Robbins U.S.	20,904	27,607	33,459
Baskin-Robbins International	43,533	41,596	41,212

Total reportable segments	410,273	376,908	363,260
Corporate and other	(150,382)	(118,482)	(107,287)
Interest expense, net	(104,449)	(112,532)	(115,019)
Depreciation and amortization	(52,522)	(57,826)	(62,911)
Impairment charges	(2,060)	(7,075)	(8,517)
Gain (loss) on debt extinguishment and refinancing transactions	(34,222)	(61,955)	3,684
Other gains (losses), net	175	408	1,066

Income before income taxes	$66,813	19,446	74,276

F-29	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

Property and equipment, net by geographic region as of December 31, 2011 and December 25, 2010 are based on the physical locations within the indicated geographic regions and are as follows (in thousands):

	December 31, 2011	December 25, 2010

United States	$179,616	187,862
International	5,744	5,411

	$185,360	193,273

F-30	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-31	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

(d) Accumulated other comprehensive income

The components of accumulated other comprehensive income were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive income

Balances at December 25, 2010	$14,350	(723)	13,627
Other comprehensive income	6,560	(586)	5,974

Balances at December 31, 2011	$20,910	(1,309)	19,601

F-32	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-33	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-34	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

	Fiscal year ended
	December 31, 2011	December 25, 2010

Weighted average grant-date fair value of share options granted	$6.27	$1.51
Significant assumptions:
Tranche 4 options:
Risk-free interest rate	2.1%–2.7%	2.0%–2.8%
Expected volatility	47.0%–72.0%	58.0%
Dividend yield	—	—
Expected term (years)	6.5	5.6–6.5
Tranche 5 options:
Risk-free interest rate	2.3%–3.2%	2.3%–3.4%
Expected volatility	47.0%–72.0%	43.1%–66.4%
Dividend yield	—	—

F-35	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-36	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

	Fiscal year ended
	December 31, 2011		December 25, 2010	December 26, 2009

Weighted average grant-date fair value of share options granted	$10.27		2.88	0.79
Weighted average assumptions:
Risk-free interest rate	1.2	%-2.7%	2.1%	2.3%
Expected volatility	43.0	%-72.0%	58.0%	37.0%
Dividend yield	—		—	—
Expected term (years)	6.25-6.5		6.5	6.5

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

F-37	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-38	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

Class L shares outstanding immediately prior to the initial public offering	22,866,379
Number of common shares received for each Class L share	0.2189

Common stock received by Class L shareholders, excluding preferential distribution	5,005,775
Common stock fair value per share (initial public offering price per share)	$19.00

Fair value of Class L base shares (in thousands)	$95,110

F-39	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

(15) Income taxes

Income before income taxes was attributed to domestic and foreign taxing jurisdictions as follows (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009

Domestic operations	$70,034	2,270	54,804
Foreign operations	(3,221)	17,176	19,472

Income before income taxes	$66,813	19,446	74,276

The components of the provision (benefit) for income taxes were as follows (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009

Current:
Federal	$34,282	11,497	8,575
State	5,733	5,339	8,585
Foreign	3,719	4,138	3,807

Current tax provision	$43,734	20,974	20,967

Deferred:
Federal	$(11,567)	(16,916)	15,773
State	892	(10,397)	2,239
Foreign	(688)	(1,076)	289

Deferred tax provision (benefit)	(11,363)	(28,389)	18,301

Provision (benefit) for income taxes	$32,371	(7,415)	39,268

F-40	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2011		December 25, 2010
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities

Current:
Allowance for doubtful accounts	$1,114	—	1,774	—
Deferred gift cards and certificates	23,312	—	2,544	—
Rent	4,811	—	2,147	—
Deferred revenue	4,555	—	7,757	—
Accrued expenses	6,685	—	3,142	—
Capital loss	18,876	—	—	—
Other	1,614	—	998	—

	60,967	—	18,362	—
Valuation allowance	(12,580)	—	(5,792)	—

Total current	48,387	—	12,570	—

F-41	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

	December 31, 2011		December 25, 2010
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities

Noncurrent:
Capital leases	1,970	—	492	—
Rent	1,767	—	1,465	—
Property and equipment	—	14,106	—	11,992
Deferred compensation and long-term incentive accrual	4,048	—	1,825	—
Deferred revenue	5,417	—	7,833	—
Real estate reserves	1,495	—	1,669	—
Franchise rights and other intangibles	—	588,761	—	600,481
Unused foreign tax credits	8,459	—	—	—
Capital loss	—	—	18,876	—
Other	7,347	—	7,060	—

	30,503	602,867	39,220	612,473
Valuation allowance	(6,296)	—	(13,084)	—

Total noncurrent	24,207	602,867	26,136	612,473

	$72,594	602,867	38,706	612,473

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

F-42	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-43	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-44	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-45	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

The components of net pension expense were as follows (in thousands):

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009

Service cost	$222	155	99
Interest cost	340	316	276
Expected return on plan assets	(306)	(287)	(242)
Amortization of net actuarial loss	54	26	—

Net pension expense	$310	210	133

F-46	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-47	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

We anticipate contributing approximately $600 thousand to this plan in 2012. Expected benefit payments for the next five years and thereafter are as follows (in thousands):

Fiscal year:
2012	$242
2013	240
2014	237
2015	233
2016	229
Thereafter	1,478

$2,659

F-48	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

F-49	(Continued)

Dunkin’ Brands Group, Inc. and subsidiaries

Notes to consolidated financial statements—(continued)

December 31, 2011 and December 25, 2010

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

(19) Allowance for Doubtful Accounts

The changes in the allowance for doubtful accounts were as follows (in thousands):

	Accounts receivable	Notes and other receivables

Balance at December 27, 2008	$5,377	254
Provision for doubtful accounts, net	3,792	3,571
Write-offs and other	(3,401)	(2,480)

Balance at December 26, 2009	5,768	1,345
Provision for doubtful accounts, net	13	1,492
Write-offs and other	(263)	(394)

Balance at December 25, 2010	5,518	2,443
Provision for doubtful accounts, net	745	1,274
Write-offs and other	(3,550)	(1,396)

Balance at December 31, 2011	$2,713	2,321

F-50	(Continued)

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

F-51