Form 10-Q
period 2012-03-31
DUNKIN' BRANDS GROUP, INC.
filed 2012-05-09
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

As of May 4, 2012, 120,451,178 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.	Financial Information
Item 1.	Financial Statements

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$206,005	246,715
Accounts receivable, net of allowance for doubtful accounts of $2,369 and $2,713 of March 31, 2012 and December 31, 2011, respectively	36,835	37,122
Notes and other receivables, net of allowance for doubtful accounts of $1,751 and $2,321 as of March 31, 2012 and December 31, 2011, respectively	7,963	21,665
Assets held for sale	2,006	1,266
Deferred income taxes, net	48,521	48,387
Restricted assets of advertising funds	30,894	31,017
Prepaid expenses and other current assets	22,630	20,302

Total current assets	354,854	406,474

Property and equipment, net of accumulated depreciation of $108,112 and $103,541 as of March 31, 2012 and December 31, 2011, respectively	184,920	185,360
Investments in joint ventures	157,374	164,636
Goodwill	891,025	890,992
Other intangible assets, net	1,500,582	1,507,219
Restricted cash	431	269
Other assets	68,775	69,068

Total assets	$3,157,961	3,224,018

Liabilities, Common Stock, and Equity
Current liabilities:
Current portion of long-term debt	$16,000	14,965
Capital lease obligations	303	232
Accounts payable	7,662	9,651
Income taxes payable, net	21,124	15,630
Liabilities of advertising funds	51,243	50,547
Deferred income	24,237	24,918
Other current liabilities	135,335	200,597

Total current liabilities	255,904	316,540

Long-term debt, net	1,446,072	1,453,344
Capital lease obligations	6,781	4,928
Unfavorable operating leases acquired	20,803	21,440
Deferred income	17,787	16,966
Deferred income taxes, net	575,111	578,660
Other long-term liabilities	86,165	86,204

Total long-term liabilities	2,152,719	2,161,542

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized and 120,288,827 and 120,136,631 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	120	119
Additional paid-in capital	1,460,860	1,478,291
Accumulated deficit	(726,125)	(752,075)
Accumulated other comprehensive income	13,629	19,601

Total stockholders’ equity of Dunkin’ Brands	748,484	745,936
Noncontrolling interests	854	—

Total equity	749,338	745,936

Total liabilities, common stock, and equity	$3,157,961	3,224,018

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31, 2012	March 26, 2011
Revenues:
Franchise fees and royalty income	$96,044	85,959
Rental income	22,939	22,131
Sales of ice cream products	22,723	22,716
Other revenues	10,666	8,407

Total revenues	152,372	139,213

Operating costs and expenses:
Occupancy expenses—franchised restaurants	12,920	12,288
Cost of ice cream products	16,818	15,124
General and administrative expenses, net	57,840	53,886
Depreciation	6,189	6,126
Amortization	6,865	7,082
Impairment charges	9	653

Total operating costs and expenses	100,641	95,159
Equity in net income of joint ventures	3,464	782

Operating income	55,195	44,836

Other income (expense):
Interest income	118	115
Interest expense	(16,696)	(33,882)
Loss on debt extinguishment and refinancing transactions	—	(11,007)
Other gains, net	60	476

Total other expense	(16,518)	(44,298)

Income before income taxes	38,677	538
Provision for income taxes	12,763	2,261

Net income (loss) including noncontrolling interests	25,914	(1,723)
Net loss attributable to noncontrolling interests	(36)	—

Net income (loss) attributable to Dunkin’ Brands	$25,950	(1,723)

Earnings (loss) per share:
Class L—basic and diluted	n/a	0.85
Common—basic	$0.22	(0.51)
Common—diluted	$0.21	(0.51)
Cash dividends declared per common share	$0.15	—

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	Three months ended
	March 31, 2012	March 26, 2011
Net income (loss) including noncontrolling interests	$25,914	(1,723)
Other comprehensive income (loss), net:
Effect of foreign currency translation	(4,536)	5,033
Other	(1,436)	(76)

Total other comprehensive income (loss)	(5,972)	4,957

Comprehensive income	19,942	3,234
Comprehensive loss attributable to noncontrolling interests	(36)	—

Comprehensive income attributable to Dunkin’ Brands	$19,978	3,234

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three months ended
	March 31, 2012	March 26, 2011
Cash flows from operating activities:
Net income (loss) including noncontrolling interests	$25,914	(1,723)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,054	13,208
Amortization of deferred financing costs and original issue discount	1,323	1,582
Loss on debt extinguishment and refinancing transactions	—	11,007
Impact of unfavorable operating leases acquired	(616)	(852)
Deferred income taxes	(3,649)	726
Impairment charges	9	653
Provision for (recovery of) bad debt	(781)	602
Share-based compensation expense	628	241
Equity in net income of joint ventures	(3,464)	(782)
Dividends received from joint ventures, net	4,389	—
Other, net	389	(118)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	14,814	31,480
Other current assets	(2,521)	2,679
Accounts payable	(1,555)	381
Other current liabilities	(64,975)	(41,696)
Liabilities of advertising funds, net	819	(6,926)
Income taxes payable, net	2,936	(3,819)
Deferred income	131	(1,520)
Other, net	717	(1,529)

Net cash provided by (used in) operating activities	(12,438)	3,594

Cash flows from investing activities:
Additions to property and equipment	(4,279)	(3,734)
Other, net	(651)	301

Net cash used in investing activities	(4,930)	(3,433)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	150,000
Repayment of long-term debt	(6,441)	(150,750)
Payment of deferred financing and other debt-related costs	—	(16,209)
Dividends paid on common stock	(18,046)	—
Other, net	939	3,125

Net cash used in financing activities	(23,548)	(13,834)

Effect of exchange rates on cash and cash equivalents	206	81

Decrease in cash and cash equivalents	(40,710)	(13,592)
Cash and cash equivalents, beginning of period	246,715	134,100

Cash and cash equivalents, end of period	$206,005	120,508

Supplemental cash flow information:
Cash paid for income taxes	$12,776	5,303
Cash paid for interest	15,421	20,827
Noncash investing and financing activities:
Property and equipment included in accounts payable and accrued expenses	808	1,130
Purchase of leaseholds in exchange for capital lease obligation	2,019	—

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

Throughout these financial statements, “Dunkin’ Brands,” “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.

(2) Summary of Significant Accounting Policies

(a) Unaudited Financial Statements

The consolidated balance sheet as of March 31, 2012, and the consolidated statements of operations, comprehensive income, and cash flows for the three months ended March 31, 2012 and March 26, 2011, are unaudited.

The accompanying consolidated financial statements include the accounts of DBGI and its consolidated subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with U.S. GAAP have been recorded. Such adjustments consisted only of normal recurring items. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K, as amended.

(b) Fiscal Year

The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within our three month periods ended March 31, 2012 and March 26, 2011 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three month period ended March 31, 2012 is not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012.

(c) Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended.

(d) Fair Value of Financial Instruments

The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $4.4 million and $4.8 million as of March 31, 2012 and December 31, 2011, respectively, approximates fair value.

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

Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 are summarized as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Mutual funds	$2,743	—

Total assets	$2,743	—

Liabilities:
Deferred compensation liabilities	$—	7,643

Total liabilities	$—	7,643

The mutual funds and deferred compensation liabilities primarily relate to the Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (“NQDC Plan”), which allows for pre-tax salary deferrals for certain qualifying employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to the hypothetical investments. The Company holds mutual funds, as well as money market funds, to partially offset the Company’s liabilities under the NQDC Plan as well as other benefit plans. The changes in the fair value of the mutual funds are derived using quoted prices in active markets for the specific funds. As such, the mutual funds are classified within Level 1, as defined under U.S. GAAP.

The carrying value and fair value of long-term debt was $1.462 billion and $1.465 billion, respectively, as of March 31, 2012. The fair value of our term loans is estimated based on current bid prices for our term loans. As such, our term loans are classified within Level 2, as defined under U.S. GAAP.

(e) Concentration of Credit Risk

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees and royalty income. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At March 31, 2012, one master licensee accounted for approximately 21% of total accounts receivable, net, which was primarily due to the timing of orders and shipments of ice cream to the master licensee. No other individual franchisee or master licensee accounts for more than 10% of total revenues or accounts and notes receivable.

(f) Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. This guidance was effective for the Company beginning in fiscal year 2012, and will be applied when performing our annual impairment test in the third quarter of 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued new guidance to clarify existing fair value guidance and to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. This guidance was effective for the Company beginning in fiscal year 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

(g) Subsequent Events

Subsequent events have been evaluated through the date these consolidated financial statements were filed.

(3) Franchise Fees and Royalty Income

Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended
	March 31, 2012	March 26, 2011
Royalty income	$89,131	79,355
Initial franchise fees, including renewal income	6,913	6,604

Total franchise fees and royalty income	$96,044	85,959

The changes in franchised and company-owned points of distribution were as follows:

	Three months ended
Systemwide Points of Distribution	March 31, 2012	March 26, 2011
Franchised points of distribution—beginning of period	16,763	16,162
Franchises opened	281	280
Franchises closed	(198)	(187)
Net transfers (to)/from company-owned points of distribution	(3)	11

Franchised points of distribution in operation—end of period	16,843	16,266
Company-owned points of distribution	33	21

Total systemwide points of distribution—end of period	16,876	16,287

(4) Goodwill and Other Intangible Assets

The change in the gross carrying amount of goodwill from December 31, 2011 to March 31, 2012 is primarily due to the impact of foreign currency fluctuations.

Other intangible assets at March 31, 2012 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$384,041	(124,315)	259,726
Favorable operating leases acquired	14	83,231	(35,795)	47,436
License rights	10	6,230	(3,780)	2,450
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970

		$1,664,472	(163,890)	1,500,582

Other intangible assets at December 31, 2011 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite lived intangibles:
Franchise rights	20	$383,786	(119,091)	264,695
Favorable operating leases acquired	14	83,672	(34,725)	48,947
License rights	10	6,230	(3,623)	2,607
Indefinite lived intangible:
Trade names	N/A	1,190,970	—	1,190,970

		$1,664,658	(157,439)	1,507,219

The changes in the gross carrying amounts of other intangible assets from December 31, 2011 to March 31, 2012 are primarily due to the impact of foreign currency fluctuations.

Total estimated amortization expense for fiscal years 2012 through 2016 is presented below (in thousands). The amount reflected below for fiscal year 2012 includes year-to-date amortization.

Fiscal year:
2012	$26,982
2013	26,283
2014	25,679
2015	25,323
2016	22,362

The impact of our unfavorable leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Three months ended
	March 31, 2012	March 26, 2011
Increase in rental income	$265	374
Decrease in rental expense	351	478

Total increase in operating income	$616	852

(5) Debt

Borrowings under the senior credit facility of Dunkin’ Brands, Inc. (“DBI”), a subsidiary of DBGI, bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0%. The applicable margin under the term loan facility is 2.0% for loans based upon the base rate and 3.0% for loans based upon the LIBOR rate. The effective interest rate for term loans, including the amortization of original issue discount and deferred financing costs, was 4.4% at March 31, 2012.

Repayments are required to be made under the term loans equal to approximately $15.0 million per calendar year, payable in quarterly installments through September 2017, with the remaining principal balance due in November 2017. Additionally, following the end of each fiscal year, if DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the senior credit facility), exceeds 4.00x, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. Under the terms of the senior credit facility, the first excess cash flow payment was due in the first quarter of fiscal year 2012 based on fiscal year 2011 excess cash flow and leverage ratio. In December 2011, the Company made an additional principal payment of $11.8 million that was applied to the 2011 excess cash flow payment due in the first quarter of 2012. Based on fiscal year 2011 excess cash flow, considering all payments made, the excess cash flow payment required in the first quarter of 2012 was $2.4 million. The excess cash flow payments may be applied to required principal payments. However, the Company intends on making quarterly payments of $4.0 million, which are reflected in the current portion of long-term debt at March 31, 2012. Other events and transactions, such as certain asset sales and incurrence of debt, may trigger additional mandatory prepayments.

(6) Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Gift card/certificate liability	$93,262	144,965
Accrued salary and benefits	15,037	31,001
Accrued professional and legal costs	8,791	8,085
Accrued interest	331	659
Other	17,914	15,887

Total other current liabilities	$135,335	200,597

(7) Segment Information

The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income, franchise fees, and rental income. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement. Baskin-Robbins International primarily derives its revenues from the manufacturing and sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer and the chief financial officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, other losses, and unallocated corporate charges, referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.

Subsequent to December 31, 2011 and as part of fiscal year 2012 management reporting, retail sales for Dunkin’ Donuts U.S. company-owned restaurants are now included in the Dunkin’ Donuts U.S. segment revenues. Prior to fiscal year 2012, retail sales for Dunkin’ Donuts U.S. company-owned restaurants were excluded from segment revenues. Additionally, revenue and segment profit for Baskin-Robbins’ sales to United States military locations located internationally were previously included in the Baskin-Robbins International segment, but are now included within the Baskin-Robbins U.S. segment. Revenues for Dunkin’ Donuts U.S. and revenues and segment profit for Baskin-Robbins U.S. and Baskin-Robbins International in the tables below have been restated to reflect these changes for all periods presented. There was no impact to Dunkin’ Donuts U.S. segment profit as the net operating income earned from company-owned restaurants was previously included in segment profit.

Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenue earned through arrangements with third parties in which our brand names are used and revenue generated from online training programs for franchisees that are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Three months ended
	March 31, 2012	March 26, 2011
Dunkin’ Donuts U.S.	$111,054	98,508
Dunkin’ Donuts International	3,948	3,869
Baskin-Robbins U.S.	9,852	9,451
Baskin-Robbins International	24,241	24,256

Total reportable segment revenues	149,095	136,084
Other	3,277	3,129

Total revenues	$152,372	139,213

Expenses included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended
	March 31, 2012	March 26, 2011
Dunkin’ Donuts U.S.	$79,941	70,707
Dunkin’ Donuts International	3,161	3,181
Baskin-Robbins U.S.	5,457	4,475
Baskin-Robbins International	7,282	7,987

Total reportable segment profit	95,841	86,350
Corporate and other	(27,583)	(27,653)
Interest expense, net	(16,578)	(33,767)
Depreciation and amortization	(13,054)	(13,208)
Impairment charges	(9)	(653)
Loss on debt extinguishment and refinancing transaction	—	(11,007)
Other gains, net	60	476

Income before income taxes	$38,677	538

Equity in net income of joint ventures is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Income included in “Other” in the segment profit table below represents the reduction of depreciation and amortization expense reported by BR Korea Co., Ltd. (“BR Korea”) as the Company recorded an impairment charge in fiscal year 2011 related to the underlying goodwill, intangible assets, and long-lived assets of BR Korea. Equity in net income of joint ventures by reportable segment was as follows (in thousands):

	Three months ended
	March 31, 2012	March 26, 2011
Dunkin’ Donuts International	$873	388
Baskin-Robbins International	1,811	394

Total reportable segments	$2,684	782
Other	780	—

Total equity in net income of joint ventures	$3,464	782

(8) Stockholders’ Equity

(a) Public Offerings

On April 4, 2012, certain existing stockholders sold 26,400,000 shares of our common stock at a price of $29.50 per share, less underwriting discounts and commissions, in a secondary public offering. Additionally, the underwriters exercised their option to purchase an additional 3,960,000 shares, which were also sold by certain existing stockholders. The Company did not receive any proceeds from the sales of shares by the existing stockholders. The Company incurred approximately $914 thousand of expenses in connection with the offering during the three months ended March 31, 2012.

(b) Equity Incentive Plans

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

During the three months ended March 31, 2012, the Company granted options to purchase 365,200 shares of common stock and 8,500 restricted stock units to employees under the 2011 Plan. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of ten years. The restricted stock units vest in equal annual amounts over a three-year period subsequent to the grant date.

Total compensation expense related to all share-based awards was $628 thousand and $241 thousand for the three months ended March 31, 2012 and March 26, 2011, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.

(c) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in thousands):

	March 31, 2012	December 31, 2011
Effect of foreign currency translation	$16,374	20,910
Other	(2,745)	(1,309)

Total accumulated other comprehensive income	$13,629	19,601

(d) Dividends

On March 6, 2012, DBGI’s board of directors approved the initiation of a cash dividend to shareholders. The quarterly dividend of $0.15 per share of common stock, or a total of approximately $18.0 million, was paid on March 28, 2012. On April 26, 2012, DBGI’s board of directors approved the next quarterly dividend of $0.15 per share of common stock, payable May 16, 2012.

(9) Earnings per Share

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended
	March 31, 2012	March 26, 2011
Net income (loss) attributable to Dunkin’ Brands—basic and diluted	$25,950	(1,723)
Allocation of net income (loss) to common shareholders(1):
Class L—basic and diluted	n/a	19,331
Common—basic(2)	25,867	(21,054)
Common—diluted(2)	25,887	(21,054)
Weighted average number of common shares:
Class L—basic and diluted	n/a	22,817,115
Common—basic	119,682,197	41,370,341
Common—diluted	121,316,180	41,370,341
Earnings (loss) per common share:
Class L—basic and diluted	n/a	0.85
Common—basic	$0.22	(0.51)
Common—diluted	0.21	(0.51)

(1)	As the Company had both Class L and common stock outstanding during the three months ended March 26, 2011 and Class L had preference with respect to all distributions, earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock. The numerator in calculating Class L basic and diluted earnings per share is the Class L preference amount accrued at 9% per annum during the three months ended March 26, 2011.
(2)	Net income allocated to common shareholders for the three months ended March 31, 2012 excludes $83 thousand and $63 thousand for basic and diluted earnings per share, respectively, that is allocated to participating securities. Participating securities consist of unvested (restricted) shares that contain a nonforfeitable right to participate in dividends. No net loss was allocated to participating securities for the three months ended March 26, 2011 as the participating securities do not participate in losses.

The weighted average number of common shares in the common diluted earnings per share calculation for the three months ended March 26, 2011 excludes all restricted stock and stock options outstanding, as they would be antidilutive. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all performance-based restricted stock and stock options outstanding for which the performance criteria were not yet met as of the fiscal period end. As of March 31, 2012, there were approximately 194,000 common restricted stock awards and approximately 2,297,000 options to purchase common stock that were performance-based and for which the performance criteria were not yet met. There were no Class L common stock equivalents outstanding during the three months ended March 26, 2011.

(10) Income Taxes

During the three months ended March 26, 2011, the Company recognized deferred tax expense of $1.9 million due to enacted changes in future state income tax rates. This change in enacted tax rates affects the tax rate expected to be in effect in future periods when the deferred tax assets and liabilities reverse. Additionally, the Company recorded a tax benefit during the three months ended March 31, 2012 related to the reversal of approximately $2.0 million of reserves for uncertain tax positions for which settlement with the taxing authorities was reached during the period.

The federal income tax returns of the Company for fiscal years 2006, 2007, 2008, and 2009 are currently under audit by the IRS, and the IRS has proposed adjustments for fiscal years 2006 and 2007 to increase our taxable income as it relates to our gift card program, specifically to record taxable income upon the activation of gift cards. We have filed a protest to the IRS’ proposed adjustments. If the IRS were to prevail in this matter the proposed adjustments would result in additional taxable income of approximately $58.9 million for fiscal years 2006 and 2007 and approximately $27.0 million of additional federal and state taxes and interest owed, net of federal and state benefits. If the IRS prevails, a cash payment would be required and the additional taxable income would represent temporary differences that will be deductible in future years. Therefore, the potential tax expense attributable to the IRS adjustments for 2006 and 2007 would be limited to $3.4 million, consisting of federal and state interest, net of federal and state benefits. In addition, if the IRS were to prevail in respect of fiscal years 2006 and 2007, it is likely to make similar claims for years subsequent to fiscal 2007 and the potential additional federal and state taxes and interest owed, net of federal and state benefits, for fiscal years 2008, 2009, and 2010, computed on a similar basis to the IRS method used for fiscal years 2006 and 2007, and factoring in the timing of our gift card uses and activations, would be approximately $19.8 million. The corresponding potential tax expense impact attributable to these later fiscal years, 2008 through 2010, would be approximately $0.9 million. During the fourth quarter of 2011, representatives of the Company met with the IRS appeals officer. Based on that meeting, the Company proposed a settlement related to this issue and is awaiting a response from the IRS. If our settlement proposal is accepted as presented, we expect to make a cash tax payment in an amount that is less than the amounts proposed by the IRS to cumulatively adjust our tax method of accounting for our gift card program through the tax year ended December 25, 2010. No assurance can be made that a settlement can be reached, or that we will otherwise prevail in the final resolution of this matter. An unfavorable outcome from any tax audit could result in higher tax costs, penalties, and interests, thereby negatively and adversely impacting our financial condition, results of operations, or cash flows.

(11) Commitments and Contingencies

(a) Lease Commitments

The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under non-cancelable operating and capital lease arrangements.

(b) Guarantees

The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately three to ten years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $7.0 million and $6.9 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, there were no amounts under such guarantees that were due. The fair value of the guarantee liability and corresponding asset recorded on the consolidated balance sheets was $820 thousand and $902 thousand, respectively, at March 31, 2012 and $754 thousand and $874 thousand, respectively, at December 31, 2011. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of March 31, 2012 and December 31, 2011, the Company had recorded reserves for such guarantees of $557 thousand and $390 thousand, respectively.

The Company has entered into a third-party guarantee with a distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product over a ten-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of March 31, 2012 and December 31, 2011, the Company was contingently liable for $7.6 million and $7.8 million, respectively, under this guarantee. Based on current internal forecasts, the Company believes the franchisees will achieve the required volume of purchases, and therefore, the Company would not be required to make payments under this agreement. The Company has also entered into a third-party guarantee with this distribution facility that ensures franchisees will sell a certain volume of product each year over a four-year period. As of March 31, 2012, the Company was contingently liable for $7.5 million under this guarantee. Based on current internal forecasts, the Company believes the franchisees will achieve the required volume of sales, and therefore, the Company would not be required to make payments under this agreement. Additionally, the Company has various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. Based on prior history and the Company’s ability to extend contract terms, we have not recorded any liabilities related to these commitments. As of March 31, 2012, we were contingently liable under such supply chain agreements for approximately $22.3 million.

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2026. As of March 31, 2012 and December 31, 2011, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $8.1 million and $10.5 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.

(c) Letters of Credit

At March 31, 2012 and December 31, 2011, the Company had standby letters of credit outstanding for a total of $11.2 million. There were no amounts drawn down on these letters of credit.

(d) Legal Matters

The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At March 31, 2012 and December 31, 2011, contingent liabilities totaling $4.7 million were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with these matters could increase by up to an additional $6.0 million based on the outcome of ongoing litigation or negotiations.

(12) Related-Party Transactions

(a) Advertising Funds

At March 31, 2012 and December 31, 2011, the Company had a net payable of $20.3 million and $19.5 million, respectively, to the various advertising funds.

To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, which amounted to $1.4 million and $1.5 million for the three months ended March 31, 2012 and March 26, 2011, respectively. Such management fees are reflected in the consolidated statements of operations as a reduction in general and administrative expenses, net.

(b) Sponsors

At March 31, 2012, DBGI was majority-owned by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”).

On April 4, 2012, certain existing stockholders, including the Sponsors, sold a total of 30,360,000 shares of our common stock (see note 8(a)). Subsequent to this sale of shares, each of the Sponsors owned approximately 10% of our outstanding common stock and each Sponsor continues to have two representatives on the board of directors.

Prior to the closing of the Company’s initial public offering on August 1, 2011, the Company was charged an annual management fee by the Sponsors of $1.0 million per Sponsor, payable in quarterly installments. The Company recognized $750 thousand of expense related to Sponsor management fees during the three months ended March 26, 2011, which is included in general and administrative expenses, net in the consolidated statements of operations.

At March 31, 2012 and December 31, 2011, certain affiliates of the Sponsors held $56.6 million and $64.8 million, respectively, of term loans, net of original issue discount, issued under the Company’s senior credit facility. The terms of these loans are identical to all other term loans issued to lenders in the senior credit facility.

Our Sponsors have a substantial interest in our Company as well as several other entities. The existence of such common ownership and management control could result in differences within our operating results or financial position than if the entities were autonomous. The Company made payments to entities under common control totaling approximately $202 thousand and $65 thousand during the three months ended March 31, 2012 and March 26, 2011, respectively, primarily for the purchase of training services and leasing of restaurant space. At March 31, 2012 and December 31, 2011, the Company had a net receivable of $20 thousand and a payable of $127 thousand, respectively, which were recorded in accounts receivable, net and accounts payable and other current liabilities in the consolidated balance sheets.

We have entered into an investor agreement with the Sponsors and also entered into a registration rights and a coordination agreement with certain shareholders, including the Sponsors. Pursuant to these agreements, subject to certain exceptions and conditions, our Sponsors may require us to register their shares of common stock under the Securities Act, and they will have the right to participate in certain future registrations of securities by us.

(c) Joint Ventures

The Company received royalties from its joint ventures as follows (in thousands):

	Three months ended
	March 31, 2012	March 26, 2011
B-R 31 Ice Cream Co., Ltd (“BR Japan”)	$530	348
BR Korea Co., Ltd. (“BR Korea”)	840	869

	$1,370	1,217

At March 31, 2012 and December 31, 2011, the Company had $895 thousand and $1.0 million, respectively, of royalties receivable from its joint ventures which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.

The Company made net payments to its joint ventures totaling approximately $344 thousand and $109 thousand during the three months ended March 31, 2012 and March 26, 2011, respectively, primarily for the purchase of ice cream products and incentive payments.

(d) Board of Directors

Certain family members of one of our directors hold an ownership interest in an entity that owns and operates Dunkin’ Donuts restaurants and holds the right to develop additional restaurants under store development agreements. During the three months ended March 31, 2012, the Company received $293 thousand in royalty, rental, and other payments from this entity. No amounts were received during the three months ended March 26, 2011.

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

Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent annual report on Form 10-K. Except as required by applicable law, we do not undertake to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction and Overview

We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 16,800 points of distribution in 58 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of March 31, 2012, Dunkin’ Donuts had 10,121 global points of distribution with restaurants in 36 U.S. states and the District of Columbia and in 31 foreign countries. Baskin-Robbins had 6,755 global points of distribution as of the same date, with restaurants in 44 U.S. states and the District of Columbia and in 48 foreign countries.

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

Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 33 company-owned points of distribution as of March 31, 2012, we are less affected by store-level costs and profitability and fluctuations in commodity costs than other QSR operators.

Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the three months ended March 31, 2012, franchisee contributions to the U.S. advertising funds were $76.9 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter (or 14-week fourth quarter, when applicable) basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday of the fourth quarter, when applicable). The data periods contained within the three-month periods ended March 31, 2012 and March 26, 2011 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012.

Selected Operating and Financial Highlights

	Three months ended
	March 31, 2012	March 26, 2011
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,446.2	1,299.0
Dunkin’ Donuts International	160.5	153.1
Baskin-Robbins U.S.	114.0	102.9
Baskin-Robbins International	263.0	235.8

Total franchisee-reported sales	$1,983.7	1,790.8
Systemwide sales growth	10.9%	5.4%
Comparable store sales growth:
Dunkin’ Donuts U.S.	7.2%	2.8%
Dunkin’ Donuts International(1)	2.3%	n/a
Baskin-Robbins U.S.	9.4%	0.5%
Baskin-Robbins International(1)	7.6%	n/a
Total revenues (in thousands)	$152,372	139,213
Operating income (in thousands)	55,195	44,836
Adjusted operating income (in thousands)	62,983	52,571
Net income (loss) attributable to Dunkin’ Brands (in thousands)	25,950	(1,723)
Adjusted net income (in thousands)	30,623	9,522

(1)	Comparable store sales growth data was not available for our international segments until fiscal year 2012.

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

Overall growth in systemwide sales of 10.9% for the three months ended March 31, 2012 resulted from the following:

•

Dunkin’ Donuts U.S. systemwide sales growth of 11.5% as a result of 261 net new restaurants opened since March 26, 2011 and comparable store sales growth of 7.2% driven by a combination of an increase in both transactions and average ticket. Increases in transactions and average ticket resulted from strong beverage sales growth, especially in cold beverages, differentiated breakfast and afternoon sandwich offerings, sales of K-Cup portion packs, and a focused marketing campaign.

•	Dunkin’ Donuts International systemwide sales growth of 4.8% driven by increased sales in the Middle East and Southeast Asia.

•	Baskin-Robbins International systemwide sales growth of 11.6% primarily as a result of increased sales in South Korea and Japan.

•

Baskin-Robbins U.S. systemwide sales growth of 10.8% resulted primarily from comparable store sales growth of 9.4% driven by capitalizing on favorably warm weather, product news and innovation, the launch of a new advertising campaign, and improved operational execution.

The increase in total revenues of approximately $13.2 million, or 9.5%, for the three months ended March 31, 2012 as compared to the comparable period of 2011 primarily resulted from increased franchise fees and royalty income of $10.1 million and a $2.3 million increase in other revenues resulting from additional company-owned restaurants.

Operating income for the three months ended March 31, 2012 increased $10.4 million, or 23.1%, from the comparable period of the prior year. This increase resulted primarily from the $13.2 million increase in total revenues and a $2.7 million increase in equity in net income from joint ventures, offset by a $4.0 million increase in general and administrative expenses driven by additional investments in personnel and a $1.7 million decrease in net margin on ice cream products.

Adjusted operating income increased $10.4 million, or 19.8%, for the three months ended March 31, 2012 primarily as a result of the $13.2 million increase in total revenues and a $2.7 million increase in equity in net income from joint ventures. These increases in adjusted operating income were offset by an increase in general and administrative expenses of $3.0 million driven by additional investments in personnel and a $1.7 million decrease in net margin on ice cream products.

Net income increased $27.7 million for the three months ended March 31, 2012 resulting from a $17.2 million decrease in interest expense, an $11.0 million decrease in loss on debt extinguishment and refinancing transactions due to costs recorded in the prior year resulting from the upsizing and repricing of long-term debt, and the $10.4 million increase in operating income. These increases in net income were offset by a $10.5 million increase in income tax expense resulting from the increased income before income taxes.

Adjusted net income increased $21.1 million for the three months ended March 31, 2012 primarily as a result of a $17.2 million decrease in interest expense and a $10.4 million increase in adjusted operating income, offset by a $6.1 million increase in income tax expense.

Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, impairment charges, and other non-recurring charges, net of the tax impact of such adjustments in the case of adjusted net income. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. Adjusted operating income and adjusted net income are reconciled from operating income and net income determined under GAAP as follows:

	Three months ended
	March 31, 2012	March 26, 2011
	(In thousands)
Operating income	$55,195	44,836
Adjustments:
Amortization of other intangible assets	6,865	7,082
Impairment charges	9	653
Secondary offering costs	914	—

Adjusted operating income	$62,983	52,571

Net income (loss) attributable to Dunkin’ Brands	$25,950	(1,723)
Adjustments:
Amortization of other intangible assets	6,865	7,082
Impairment charges	9	653
Secondary offering costs	914	—
Loss on debt extinguishment and refinancing transactions	—	11,007
Tax impact of adjustments(1)	(3,115)	(7,497)

Adjusted net income	$30,623	9,522

(1)	Tax impact of adjustments calculated at a 40% effective tax rate for each period presented.

Earnings per share

Earnings per share and diluted adjusted earnings per pro forma common share were as follows:

	Three months ended
	March 31, 2012	March 26, 2011
Earnings (loss) per share:
Class L—basic and diluted	n/a	$0.85
Common—basic	$0.22	(0.51)
Common—diluted	0.21	(0.51)
Diluted adjusted earnings per pro forma common share	0.25	0.10

On August 1, 2011, the Company completed an initial public offering in which 22,250,000 shares of common stock were sold at an initial public offering price of $19.00 per share. Immediately prior to the offering, each share of the Company’s Class L common stock converted into 2.4338 shares of common stock. The number of common shares used in the calculation of diluted adjusted earnings per pro forma common share for the three months ended March 26, 2011 gives effect to the conversion of all outstanding shares of Class L common stock at the conversion factor of 2.4338 common shares for each Class L share, as if the conversion was completed at the beginning of that fiscal period. The calculation of diluted adjusted earnings per pro forma common share also includes the dilutive effect of common restricted shares and stock options, using the treasury stock method. No pro forma adjustments have been made to the number of common shares used in the calculation of diluted adjusted earnings per pro forma common share for the three months ended March 31, 2012, as all Class L common stock had converted to common shares prior to the beginning of that fiscal period. Diluted adjusted earnings per pro forma common share is calculated using adjusted net income, as defined above.

Diluted adjusted earnings per pro forma common share is not a presentation made in accordance with GAAP, and our use of the term diluted adjusted earnings per pro forma common share may vary from similar measures reported by others in our industry due to the potential differences in the method of calculation. Diluted adjusted earnings per pro forma common share should not be considered as an alternative to earnings (loss) per share derived in accordance with GAAP. Diluted adjusted earnings per pro forma common share has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, we rely primarily on our GAAP results. However, we believe that presenting diluted adjusted earnings per pro forma common share is appropriate to provide additional information to investors to compare our performance prior to and after the completion of our initial public offering and related conversion of Class L shares into common, as well as to provide investors with useful information regarding our historical operating results. The following table sets forth the computation of diluted adjusted earnings per pro forma common share:

	Three months ended
	March 31, 2012	March 26, 2011
	($ in thousands, except per share data)
Adjusted net income available to common shareholders:
Adjusted net income	$30,623	9,522
Less: Adjusted net income allocated to participating securities	(71)	(92)

Adjusted net income available to common shareholders	30,552	9,430

Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares	—	22,817,115
Class L conversion factor	—	2.4338

Weighted average number of converted Class L shares	—	55,532,882
Weighted average number of common shares	119,682,197	41,370,341

Pro forma weighted average number of common shares—basic	119,682,197	96,903,223
Incremental dilutive common shares(1)	1,633,983	463,452

Pro forma weighted average number of common shares—diluted	121,316,180	97,366,675

Diluted adjusted earnings per pro forma common share	$0.25	0.10

(1)	Represents the dilutive effect of restricted shares and stock options, using the treasury stock method.

Results of operations

Consolidated results of operations

	Three months ended
	March 31, 2012	March 26, 2011	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$96,044	85,959	10,085	11.7%
Rental income	22,939	22,131	808	3.7%
Sales of ice cream products	22,723	22,716	7	0.0%
Other revenues	10,666	8,407	2,259	26.9%

Total revenues	$152,372	139,213	13,159	9.5%

Total revenues for the three months ended March 31, 2012 increased $13.2 million, or 9.5%, driven by an increase in royalty income of $9.8 million, or 12.3%, mainly as a result of Dunkin’ Donuts U.S. systemwide sales growth. Other revenues also contributed $2.3 million to the overall increase in revenues, driven by an increase in sales at company-owned restaurants due to the acquisition of restaurants since the prior year.

	Three months ended
	March 31, 2012	March 26, 2011	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$12,920	12,288	632	5.1%
Cost of ice cream products	16,818	15,124	1,694	11.2%
General and administrative expenses, net	57,840	53,886	3,954	7.3%
Depreciation and amortization	13,054	13,208	(154)	(1.2)%
Impairment charges	9	653	(644)	(98.6)%

Total operating costs and expenses	100,641	95,159	5,482	5.8%

Equity in net income of joint ventures	3,464	782	2,682	343.0%
Operating income	$55,195	44,836	10,359	23.1%

Occupancy expenses for franchised restaurants for the three months ended March 31, 2012 increased $0.6 million, or 5.1%, from the prior year primarily due to higher sales at locations with sales-based rent and changes in lease reserves recorded for closed locations. Net margin on ice cream products for the three months ended March 31, 2012 declined $1.7 million primarily as a result of a decrease in volume to the Middle East.

General and administrative expenses increased $4.0 million, or 7.3%, for the three months ended March 31, 2012, primarily driven by a $4.4 million increase in personnel costs related to continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy and higher projected incentive compensation payouts. Also contributing to the increase in general and administrative expenses was $2.3 million of additional company-owned restaurant costs due to the acquisition of restaurants since the prior year, as well as $0.9 million of transaction costs incurred related to the Company’s secondary offering that closed in early April 2012. Offsetting these increases was a decline of $3.2 million in professional, information technology, and legal expenses. As a result of the secondary offering closing in April 2012, the Company expects to record incremental share-based compensation expense within general and administrative expenses of approximately $1.3 million during the three months ended June 30, 2012, related to approximately 1.0 million stock options granted to employees that were not eligible to vest until the sale or disposition of the shares held by our Sponsors that were sold in the secondary offering (performance condition).

Depreciation and amortization for the three months ended March 31, 2012 remained consistent with the prior year, decreasing only 1.2%, or $0.2 million, primarily as a result of assets becoming fully depreciated.

The decrease in impairment charges for the three months ended March 31, 2012 resulted from the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.

Equity in net income of joint ventures increased $2.7 million for the three months ended March 31, 2012 driven by strong performance in our South Korea and Japan joint ventures’ Baskin-Robbins businesses. The Japan joint venture was also negatively impacted in the prior year by the March 2011 earthquake and tsunami.

	Three months ended
	March 31, 2012	March 26, 2011	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Interest expense, net	$16,578	33,767	(17,189)	(50.9)%
Loss on debt extinguishment and refinancing transaction	—	11,007	(11,007)	(100.0)%
Other gains, net	(60)	(476)	416	87.4%

Total other expense	$16,518	44,298	(27,780)	(62.7)%

The decrease in net interest expense for the three months ended March 31, 2012 resulted primarily from the repayment of higher-rate senior notes with proceeds from term loan upsizing transactions in February and May 2011 and the Company’s initial public offering completed in August 2011. Additionally, the Company further reduced interest expense by re-pricing its outstanding term loans in conjunction with the February and May 2011 upsize transactions.

The loss on debt extinguishment and refinancing transactions for the three months ended March 26, 2011 resulted from the term loan upsize and re-pricing transaction and related repayment of $150.0 million of senior notes completed in the first quarter of 2011. As a result of these transactions, the Company recognized losses of $4.4 million related to the term loans and $6.6 million related to the senior notes, of which a total of $6.3 million represented write-offs of unamortized debt issuance costs and original issue discounts.

The decline in other gains, net, for the three months ended March 31, 2012 resulted primarily from reduced foreign exchange gains due to unfavorable fluctuations in the U.S. dollar against the Canadian dollar as compared to the corresponding periods in the prior year.

	Three months ended
	March 31, 2012	March 26, 2011
	(In thousands, except percentages)
Income before income taxes	$38,677	538
Provision for income taxes	12,763	2,261
Effective tax rate	33.0%	420.3%

The effective tax rate for the three months ended March 31, 2012 was favorably impacted by the reversal of approximately $2.0 million of reserves for uncertain tax positions for which settlement with the taxing authorities was reached during the quarter. The higher effective tax rate of 420.3% for the three months ended March 26, 2011 was primarily attributable to enacted increases in state tax rates, which resulted in additional deferred tax expense of approximately $1.9 million in the prior year. The effective tax rate for the three months ended March 26, 2011 was also impacted by a reduced income before income taxes, driven by the loss on debt extinguishment and refinancing transaction, which magnified the impact of permanent and other tax differences.

Operating segments

We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, foreign currency gains and losses, other gains and losses, and unallocated corporate charges, referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments include equity in net income from joint ventures. For reconciliations to total revenues and income before income taxes, see the notes to our consolidated financial statements. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through arrangements with third parties in which our brand names are used and revenue generated from online training programs for franchisees that are not allocated to a specific segment.

Subsequent to December 31, 2011 and as part of fiscal year 2012 management reporting, retail sales for Dunkin’ Donuts U.S. company-owned restaurants are now included in the Dunkin’ Donuts U.S. segment revenues. Prior to fiscal year 2012, retail sales for Dunkin’ Donuts U.S. company-owned restaurants were excluded from segment revenues.

Additionally, revenue and segment profit for Baskin-Robbins’ sales to United States military locations located internationally were previously included in the Baskin-Robbins International segment, but are now included within the Baskin-Robbins U.S. segment. Revenues for Dunkin’ Donuts U.S. and revenues and segment profit for Baskin-Robbins U.S. and Baskin-Robbins International in the tables below have been restated to reflect these changes for all periods presented. There was no impact to Dunkin’ Donuts U.S. segment profit as the net operating income earned from company-owned restaurants was previously included in segment profit.

Dunkin’ Donuts U.S.

	Three Months Ended		Increase (Decrease)
	March 31, 2012	March 26, 2011
			$	%
	(In thousands, except percentages)
Royalty income	$77,852	69,305	8,547	12.3%
Franchise fees	6,206	5,210	996	19.1%
Rental income	21,675	20,664	1,011	4.9%
Other revenues	5,321	3,329	1,992	59.8%

Total revenues	$111,054	98,508	12,546	12.7%

Segment profit	$79,941	70,707	9,234	13.1%

The increase in Dunkin’ Donuts U.S. revenues for the three months ended March 31, 2012 was primarily driven by an increase in royalty income of $8.5 million as a result of an increase in systemwide sales, as well as an increase in other revenues of $2.0 million driven by incremental sales from acquisitions of company-owned restaurants. Also contributing to the increase in Dunkin’ Donuts U.S. revenues was a $1.0 million increase in rental income due to higher sales at locations with sales-based rent, as well as a $1.0 million increase in franchise fees due to increased franchise renewal income.

The increase in Dunkin’ Donuts U.S. segment profit for the three months ended March 31, 2012 was driven by the increase in total revenues of $12.5 million. Offsetting the increase in revenues was an increase of $2.1 million in personnel costs and travel related to investment in our Dunkin’ Donuts U.S. contiguous growth strategy and higher projected incentive compensation payouts. Also offsetting the increase in revenues was a $0.7 million increase in professional fees, legal, and other general and administrative costs primarily due to incremental costs of sales related to company-owned restaurants acquired, as well as a $0.6 million increase in occupancy expenses driven by higher sales at locations with sales-based rent and changes in lease reserves recorded for closed locations.

Dunkin’ Donuts International

	Three Months Ended		Increase (Decrease)
	March 31, 2012	March 26, 2011
			$	%
	(In thousands, except percentages)
Royalty income	$3,458	3,106	352	11.3%
Franchise fees	271	673	(402)	(59.7)%
Rental income	45	85	(40)	(47.1)%
Other revenues	174	5	169	3,380.0%

Total revenues	$3,948	3,869	79	2.0%

Segment profit	$3,161	3,181	(20)	(0.6)%

The slight increase in Dunkin’ Donuts International revenue for the three months ended March 31, 2012 resulted primarily from an increase in royalty income of $0.4 million driven by the increase in systemwide sales, as well as an increase in other revenues of $0.2 million due to fees collected from a licensee upon transfer of a territory. Offsetting these increases in revenue was a decrease of $0.4 million in franchise fees as the prior year included a deposit retained from a former licensee in Mexico.

Segment profit for Dunkin’ Donuts International for the three months ended March 31, 2012 remained consistent with the prior year as an increase in income from the South Korea joint venture of $0.5 million was offset by a $0.2 million increase in personnel costs and travel and a $0.3 million increase in professional, legal, and other general and administrative costs.

Baskin-Robbins U.S.

	Three Months Ended		Increase (Decrease)
	March 31, 2012	March 26, 2011
			$	%
	(In thousands, except percentages)
Royalty income	$5,814	5,108	706	13.8%
Franchise fees	170	376	(206)	(54.8)%
Rental income	1,043	1,218	(175)	(14.4)%
Sales of ice cream products	948	906	42	4.6%
Other revenues	1,877	1,843	34	1.8%

Total revenues	$9,852	9,451	401	4.2%

Segment profit	$5,457	4,475	982	21.9%

The increase in Baskin-Robbins U.S. revenues for the three months ended March 31, 2012 primarily resulted from an increase in royalty income of $0.7 million driven by the increase in systemwide sales, offset by a decrease of $0.2 million in franchise fees and a decrease of $0.2 million in rental income due to a reduction in the number of leased locations.

Baskin-Robbins U.S. segment profit for the three months ended March 31, 2012 increased $1.0 million primarily as a result of the increase in total revenues of $0.4 million. Also contributing to the increase in segment profit was a $0.6 million decrease in other general and administrative expenses resulting from costs incurred in the prior year related to the roll-out of a new point-of-sale system for Baskin-Robbins franchisees, offset by additional contributions to the Baskin-Robbins advertising fund to support brand-building advertising.

Baskin-Robbins International

	Three Months Ended		Increase (Decrease)
	March 31, 2012	March 26, 2011
			$	%
	(In thousands, except percentages)
Royalty income	$2,007	1,836	171	9.3%
Franchise fees	266	345	(79)	(22.9)%
Rental income	149	151	(2)	(1.3)%
Sales of ice cream products	21,775	21,810	(35)	(0.2)%
Other revenues	44	114	(70)	(61.4)%

Total revenues	$24,241	24,256	(15)	(0.1)%

Segment profit	$7,282	7,987	(705)	(8.8)%

Baskin-Robbins International total revenues for the three months ended March 31, 2012 remained consistent with the prior year, with the increase in royalty income of $0.2 million being offset by declines in franchise fees and other revenues.

Baskin-Robbins International segment profit decreased $0.7 million for the three months ended March 31, 2012 primarily due to a $1.8 million decline in net margin on ice cream sales driven by a decrease in volume to the Middle East. Also contributing to the decline in segment profit was a $0.2 million increase in personnel and travel costs. Offsetting these declines in segment profit was an increase in joint venture income of $1.4 million resulting from strong performance in our South Korea joint venture’s Baskin-Robbins business, as well as increased income from the Japan joint venture as the prior year reflects a negative impact of the March 2011 earthquake and tsunami on our Japan joint venture’s results.

Liquidity and Capital Resources

As of March 31, 2012, we held $206.0 million of cash and cash equivalents, which included $86.7 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of March 31, 2012, we had a borrowing capacity of $88.8 million under our $100.0 million revolving credit facility. During the three months ended March 31, 2012, net cash used in operating activities was $12.4 million, as compared to net cash provided by operating activities of $3.6 million for the three months ended March 26, 2011. Net cash provided by operating activities for the three months ended March 31, 2012 includes a decrease of $36.4 million in cash held for advertising funds and reserved for gift card/certificate programs, which was primarily driven by seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $19.7 million of free cash flow during the three months ended March 31, 2012, calculated as follows (in thousands):

Three months ended March 31, 2012
Net cash used in operating activities	$(12,438)
Plus: Decrease in cash held for advertising funds and reserved for gift card/certificate programs	36,433
Less: Additions to property and equipment	(4,279)

Free cash flow	$19,716

Net cash used in operating activities of $12.4 million during the three months ended March 31, 2012 was primarily driven by net income of $25.9 million, increased by depreciation and amortization of $13.1 million, and dividends received from joint ventures of $4.4 million, offset by $49.6 million of changes in operating assets and liabilities and $6.2 million of other net non-cash reconciling adjustments. The $49.6 million of changes in operating assets and liabilities was primarily driven by the seasonality of our gift card program. During the three months ended March 31, 2012, we invested $4.3 million in capital additions to property and equipment. Net cash used in financing activities was $23.5 million during the three months ended March 31, 2012, driven primarily by a dividend payment of $18.0 million and $6.4 million in repayments of long-term debt. In March 2012, the Company announced the initiation of a regular cash dividend to shareholders, paying the first quarterly dividend of $0.15 per share on March 28, 2012.

The senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes a term loan facility and a revolving credit facility. The aggregate borrowings available under the senior secured credit facility are approximately $1.6 billion, consisting of a full-drawn approximately $1.5 billion term loan facility and an undrawn $100.0 million revolving credit facility under which there was $88.8 million in available borrowings and $11.2 million of letters of credit outstanding as of March 31, 2012. The senior credit facility requires principal amortization repayments to be made on term loan borrowings equal to approximately $15.0 million per calendar year, payable in quarterly installments through September 2017. The final scheduled principal payment on the outstanding borrowings under the term loan is due in November 2017. Additionally, following the end of each fiscal year, if our leverage ratio, which is a measure of our cash income to outstanding debt, exceeds 4.00x, we are required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. Under the terms of the senior credit facility, the first excess cash flow payment was due in the first quarter of fiscal year 2012 based on fiscal year 2011 excess cash flow and leverage ratio. In December 2011, the Company made an additional principal payment of $11.8 million that was applied to the 2011 excess cash flow payment due in the first quarter of 2012. Based on fiscal year 2011 excess cash flow, considering all payments made, the excess cash flow payment required in the first quarter of 2012 was $2.4 million. The excess cash flow payments may be applied to required principal payments. However, the Company intends on making quarterly payments of $4.0 million, which are reflected in the current portion of long-term debt at March 31, 2012.

Borrowings under the term loan bear interest, payable at least quarterly. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least quarterly. We also pay a 0.5% commitment fee per annum on the unused portion of the revolver. The fee for letter of credit amounts outstanding is 3.0%. The revolving credit facility expires in November 2015. As of March 31, 2012, borrowings under the senior credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0%. The applicable margin under the senior credit facility is 2.0% for loans based upon the base rate and 3.0% for loans based upon the LIBOR rate.

The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense, each of which becomes more restrictive over time. For the first quarter of fiscal year 2012, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 8.60 to 1.00 and a minimum interest coverage ratio of 1.45 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization and impairment of long-lived assets, as adjusted for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of March 31, 2012, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 4.24 to 1.00 and an interest coverage ratio of 4.01 to 1.00, which were calculated for the twelve months ended March 31, 2012 based upon the adjustments to EBITDA, as provided for under the terms of our senior credit facility. The following is a reconciliation of our net income to such adjusted EBITDA for the twelve months ended March 31, 2012 (in thousands):

Twelve months ended March 31, 2012
Net income attributable to Dunkin’ Brands	$62,079
Interest expense	87,886
Income tax expense	42,873
Depreciation and amortization	52,368
Impairment charges	1,416
Korea joint venture impairment, net(a)	18,776

EBITDA	265,398
Adjustments:
Non-cash adjustments(b)	6,640
Transaction costs(c)	2,284
Sponsor management fees(d)	15,670
Loss on debt extinguishment and refinancing transactions(e)	23,215
Severance charges(f)	1,261
Other(g)	8,789

Total adjustments	57,859

Adjusted EBITDA	$323,257

(a)	Represents an impairment of the investment in the Korea joint venture of $19.8 million, less a reduction in depreciation and amortization, net of tax, of $1.0 million resulting from the allocation of the impairment charge to the underlying intangible and long-lived assets of the joint venture during the three months ended December 31, 2011.
(b)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.
(c)	Represents direct and indirect cost and expenses related to the Company’s refinancing, initial public offering, and secondary offering transactions.
(d)	Represents annual fees paid to the Sponsors under a management agreement, which terminated upon the consummation of the initial public offering in July 2011, and includes $14.7 million in fees related to such termination.
(e)	Represents gains/losses recorded and related transaction costs associated with the refinancing and repayment of long-term debt, including the write-off of deferred financing costs and original issue discount, as well as pre-payment premiums.
(f)	Represents severance and related benefits costs associated with non-recurring reorganizations.
(g)	Represents one-time costs and fees associated with entry into new markets, costs associated with various franchisee-related information technology investments and one-time market research programs, and the net impact of other non-recurring and individually insignificant adjustments.

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. This guidance was effective for the Company beginning in fiscal year 2012, and will be applied when performing our annual impairment test in the third quarter of 2012. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In May 2011, the FASB issued new guidance to clarify existing fair value guidance and to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards. This guidance was effective for the Company beginning in fiscal year 2012. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

During the quarterly period ended March 31, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

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

Except as set forth below, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011:

We are subject to certain phase-in provisions of the NASDAQ Marketplace Rules and, as a result, we will not immediately be subject to certain corporate governance requirements.

The Sponsors no longer control a majority of the voting power of our outstanding common stock. As a result, we are not a “controlled company” within the meaning of the corporate governance standards of The NASDAQ Global Select Market. However, we are entitled to rely on phase-in provisions for certain corporate governance requirements, including:

•	the requirement that we have a nominating/ and corporate governance committee that is composed entirely of independent directors;

•	the requirement that we have a compensation committee that is composed entirely of independent directors; and

•	the requirement that we have a majority of independent directors on our board of directors.

We intend to continue to utilize these phase-in provisions. As a result neither our compensation committee nor our nominating and corporate governance committee consist entirely of independent directors. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The NASDAQ Global Select Market for up to the expiration of the phase-in period on April 4, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) Exhibits:

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Ex. 101.INS*	XBRL Instance Document

Ex. 101.SCH*	XBRL Taxonomy Extension Schema Document

Ex. 101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Ex. 101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUNKIN’ BRANDS GROUP, INC.

Date: May 9, 2012	By:	/s/ Nigel Travis
Nigel Travis, Chief Executive Officer