Form 10-Q
period 2012-06-30
DUNKIN' BRANDS GROUP, INC.
filed 2012-08-03
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

As of July 30, 2012, 120,497,131 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information

Item 1.       Financial Statements

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$218,685	246,715
Accounts receivable, net of allowance for doubtful accounts of $2,468 and $2,713 as of June 30, 2012 and December 31, 2011, respectively	39,955	37,122
Notes and other receivables, net of allowance for doubtful accounts of $1,374 and $2,321 as of June 30, 2012 and December 31, 2011, respectively	9,482	21,665
Assets held for sale	1,560	1,266
Deferred income taxes, net	48,655	48,387
Restricted assets of advertising funds	30,537	31,017
Prepaid expenses and other current assets	23,462	20,302

Total current assets	372,336	406,474

Property and equipment, net of accumulated depreciation of $112,002 and $103,541 as of June 30, 2012 and December 31, 2011, respectively	183,896	185,360
Investments in joint ventures	164,316	164,636
Goodwill	891,481	890,992
Other intangible assets, net	1,493,588	1,507,219
Restricted cash	421	269
Other assets	68,418	69,068

Total assets	$3,174,456	3,224,018

Liabilities and Equity
Current liabilities:
Current portion of long-term debt	$16,000	14,965
Capital lease obligations	352	232
Accounts payable	8,175	9,651
Income taxes payable, net	18,766	15,630
Liabilities of advertising funds	46,133	50,547
Deferred income	24,423	24,918
Other current liabilities	166,801	200,597

Total current liabilities	280,650	316,540

Long-term debt, net	1,442,274	1,453,344
Capital lease obligations	7,327	4,928
Unfavorable operating leases acquired	20,198	21,440
Deferred income	17,148	16,966
Deferred income taxes, net	569,728	578,660
Other long-term liabilities	82,014	86,204

Total long-term liabilities	2,138,689	2,161,542

Commitments and contingencies (note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 120,468,873 and 120,136,631 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	120	119
Additional paid-in capital	1,445,710	1,478,291
Treasury stock, at cost	(25)	—
Accumulated deficit	(707,628)	(752,075)
Accumulated other comprehensive income	14,766	19,601

Total stockholders’ equity of Dunkin’ Brands	752,943	745,936
Noncontrolling interests	2,174	—

Total equity	755,117	745,936

Total liabilities, common stock, and equity	$3,174,456	3,224,018

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three months ended			Six months ended
	June 30, 2012		June 25, 2011	June 30, 2012	June 25, 2011
Revenues:
Franchise fees and royalty income		$105,928	98,139	201,972	184,098
Rental income		26,002	24,143	48,941	46,274
Sales of ice cream products		28,442	25,225	51,165	47,941
Other revenues		12,015	9,465	22,681	17,872

Total revenues		172,387	156,972	324,759	296,185

Operating costs and expenses:
Occupancy expenses—franchised restaurants		12,912	12,917	25,832	25,205
Cost of ice cream products		19,971	18,696	36,789	33,820
General and administrative expenses, net		84,026	54,057	141,866	107,943
Depreciation		7,333	6,096	13,522	12,222
Amortization of other intangible assets		6,783	7,023	13,648	14,105
Impairment charges		377	404	386	1,057

Total operating costs and expenses		131,402	99,193	232,043	194,352
Equity in net income of joint ventures		5,153	4,015	8,617	4,797

Operating income		46,138	61,794	101,333	106,630

Other income (expense):
Interest income		139	150	257	265
Interest expense		(16,690)	(28,958)	(33,386)	(62,840)
Loss on debt extinguishment and refinancing transactions		—	(5,165)	—	(16,172)
Other gains (losses), net		(267)	(64)	(207)	412

Total other expense		(16,818)	(34,037)	(33,336)	(78,335)

Income before income taxes		29,320	27,757	67,997	28,295
Provision for income taxes		11,101	10,595	23,864	12,856

Net income including noncontrolling interests		18,219	17,162	44,133	15,439
Net loss attributable to noncontrolling interests		(278)	—	(314)	—

Net income attributable to Dunkin’ Brands		$18,497	17,162	44,447	15,439

Earnings (loss) per share:
Class L—basic and diluted	$	n/a	0.83	n/a	1.68
Common—basic		0.15	(0.04)	0.37	(0.55)
Common—diluted		0.15	(0.04)	0.36	(0.55)
Cash dividends declared per common share		0.15	—	0.30	—

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net income including noncontrolling interests	$18,219	17,162	44,133	15,439
Other comprehensive income (loss), net:
Effect of foreign currency translation	1,315	3,019	(3,221)	8,052
Other	(178)	125	(1,614)	49

Total other comprehensive income (loss)	1,137	3,144	(4,835)	8,101

Comprehensive income	19,356	20,306	39,298	23,540
Comprehensive loss attributable to noncontrolling interests	(278)	—	(314)	—

Comprehensive income attributable to Dunkin’ Brands	$19,634	20,306	39,612	23,540

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six months ended
	June 30, 2012	June 25, 2011
Cash flows from operating activities:
Net income including noncontrolling interests	$44,133	15,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,170	26,327
Amortization of deferred financing costs and original issue discount	2,637	3,323
Loss on debt extinguishment and refinancing transactions	—	16,172
Impact of unfavorable operating leases acquired	(1,216)	(1,698)
Deferred income taxes	(13,504)	726
Impairment charges	386	1,057
Provision for (recovery of) bad debt	(751)	625
Share-based compensation expense	2,830	447
Equity in net income of joint ventures	(8,617)	(4,797)
Dividends received from joint ventures	4,389	5,237
Other, net	389	(1,040)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	10,086	26,567
Other current assets	(3,188)	2,880
Accounts payable	(957)	2,450
Other current liabilities	(33,608)	(48,764)
Liabilities of advertising funds, net	(3,934)	(1,801)
Income taxes payable, net	896	2,764
Deferred income	(319)	(2,678)
Other, net	86	(4,741)

Net cash provided by operating activities	26,908	38,495

Cash flows from investing activities:
Additions to property and equipment	(9,748)	(9,136)
Other, net	(1,745)	913

Net cash used in investing activities	(11,493)	(8,223)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	250,000
Repayment of long-term debt	(10,441)	(254,750)
Payment of deferred financing and other debt-related costs	—	(16,951)
Dividends paid on common stock	(36,114)	—
Other, net	3,140	2,908

Net cash used in financing activities	(43,415)	(18,793)

Effect of exchange rates on cash and cash equivalents	(30)	35

Increase (decrease) in cash and cash equivalents	(28,030)	11,514
Cash and cash equivalents, beginning of period	246,715	134,100

Cash and cash equivalents, end of period	$218,685	145,614

Supplemental cash flow information:
Cash paid for income taxes	$37,149	9,367
Cash paid for interest	30,455	62,053
Noncash investing activities:
Property and equipment included in accounts payable and accrued expenses	1,067	627
Purchase of leaseholds in exchange for capital lease obligations	2,703	—

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

(2) Summary of Significant Accounting Policies

(a) Unaudited Financial Statements

The consolidated balance sheet as of June 30, 2012, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2012 and June 25, 2011, and the consolidated statements of cash flows for the six months ended June 30, 2012 and June 25, 2011, are unaudited.

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

(b) Fiscal Year

The Company operates and reports financial information on a 52-week (or 53-week) year on a 13-week (or 14-week) quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th (or 14th) Saturday of each quarter. The data periods contained within our three- and six-month periods ended June 30, 2012 and June 25, 2011 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012.

(c) Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended.

(d) Fair Value of Financial Instruments

The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $4.3 million and $4.8 million as of June 30, 2012 and December 31, 2011, respectively, approximates fair value.

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

Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 are summarized as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Mutual funds	$2,725	—

Total assets	$2,725	—

Liabilities:
Deferred compensation liabilities	$—	7,378

Total liabilities	$—	7,378

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

The carrying value and fair value of long-term debt was $1.458 billion and $1.441 billion, respectively, as of June 30, 2012. The fair value of our term loans is estimated based on current bid prices for our term loans. As such, our term loans are classified within Level 2, as defined under U.S. GAAP.

(e) Concentration of Credit Risk

The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees and royalty income. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At

June 30, 2012 and December 31, 2011, one master licensee accounted for approximately 19% and 17%, respectively, of total accounts receivable, net, which was primarily due to the timing of orders and shipments of ice cream to the master licensee. No other individual franchisee or master licensee accounts for more than 10% of total revenues or accounts and notes receivable.

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

(g) Subsequent Events

Subsequent events have been evaluated through the date these consolidated financial statements were filed.

(3) Franchise Fees and Royalty Income

Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Royalty income	$98,498	91,313	187,629	170,668
Initial franchise fees, including renewal income	7,430	6,826	14,343	13,430

Total franchise fees and royalty income	$105,928	98,139	201,972	184,098

The changes in franchised and company-owned points of distribution were as follows:

	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Systemwide Points of Distribution
Franchised points of distribution—beginning of period	16,843	16,266	16,763	16,162
Franchises opened	288	314	569	594
Franchises closed	(150)	(174)	(348)	(361)
Net transfers (to) from company-owned points of distribution	(1)	—	(4)	11

Franchised points of distribution in operation—end of period	16,980	16,406	16,980	16,406
Company-owned points of distribution—end of period	36	21	36	21

Total systemwide points of distribution—end of period	17,016	16,427	17,016	16,427

(4) Goodwill and Other Intangible Assets

The changes in the gross carrying amount of goodwill from December 31, 2011 to June 30, 2012 are primarily due to goodwill acquired related to the acquisition of company-owned points of distribution and the impact of foreign currency fluctuations.

Other intangible assets at June 30, 2012 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$383,784	(129,268)	254,516
Favorable operating leases acquired	15	80,858	(35,049)	45,809
License rights	10	6,230	(3,937)	2,293
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970

		$1,661,842	(168,254)	1,493,588

Other intangible assets at December 31, 2011 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$383,786	(119,091)	264,695
Favorable operating leases acquired	14	83,672	(34,725)	48,947
License rights	10	6,230	(3,623)	2,607
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970

		$1,664,658	(157,439)	1,507,219

The changes in the gross carrying amounts of other intangible assets from December 31, 2011 to June 30, 2012 are primarily due to the impact of foreign currency fluctuations, the impairment of favorable operating leases acquired resulting from lease terminations, and intangibles acquired related to the acquisition of company-owned points of distribution. Impairment of favorable operating leases acquired totaled $316 thousand and $206 thousand for the three months ended June 30, 2012 and June 25, 2011, respectively, and $317 thousand and $217 thousand for the six months ended June 30, 2012 and June 25, 2011, respectively, and is included within impairment charges in the consolidated statements of operations.

Total estimated amortization expense for fiscal years 2012 through 2016 is presented below (in thousands). The amount reflected below for fiscal year 2012 includes year-to-date amortization.

Fiscal year:
2012	$26,867
2013	26,234
2014	25,631
2015	25,276
2016	22,335

The impact of our unfavorable leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Increase in rental income	$263	448	528	822
Decrease in rental expense	337	398	688	876

Total increase in operating income	$600	846	1,216	1,698

(5) Debt

Borrowings under the senior credit facility of Dunkin’ Brands, Inc. (“DBI”), a subsidiary of DBGI, bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0%. The applicable margin under the term loan facility is 2.0% for loans based upon the base rate and 3.0% for loans based upon the LIBOR rate. The effective interest rate for term loans, including the amortization of original issue discount and deferred financing costs, was 4.4% at June 30, 2012.

Repayments are required to be made under the term loans equal to approximately $15.0 million per calendar year, payable in quarterly installments through September 2017, with the remaining principal balance due in November 2017. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the credit facility), is less than 4.00x, no excess cash flow payments are required. Under the terms of the senior credit facility, the first excess cash flow payment was due in the first quarter of fiscal year 2012 based on fiscal year 2011 excess cash flow and leverage ratio. In December 2011, the Company made an additional principal payment of $11.8 million that was applied to the 2011 excess cash flow payment due in the first quarter of 2012. Based on fiscal year 2011 excess cash flow, considering all payments made, the excess cash flow payment required in the first quarter of 2012 was $2.4 million. The excess cash flow payments may be applied to required principal payments. However, the Company intends on making quarterly payments of $4.0 million, which are reflected in the current portion of long-term debt at June 30, 2012. Other events and transactions, such as certain asset sales and incurrence of debt, may trigger additional mandatory prepayments.

(6) Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Gift card/certificate liability	$95,443	144,965
Accrued salary and benefits	25,019	31,001
Accrued legal liabilities (see note 11(d))	26,314	4,658
Accrued professional costs	2,915	3,427
Accrued interest	330	659
Other	16,780	15,887

Total other current liabilities	$166,801	200,597

(7) Segment Information

The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income, franchise fees, and rental income. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement. Baskin-Robbins International primarily derives its revenues from the manufacturing and sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, foreign currency gains and losses, other gains and losses, and unallocated corporate charges referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.

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

	Revenues
	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Dunkin’ Donuts U.S.	$122,606	110,226	233,660	208,734
Dunkin’ Donuts International	3,870	3,831	7,818	7,700
Baskin-Robbins U.S.	12,740	12,822	22,592	22,273
Baskin-Robbins International	30,106	26,939	54,347	51,195

Total reportable segment revenues	169,322	153,818	318,417	289,902
Other	3,065	3,154	6,342	6,283

Total revenues	$172,387	156,972	324,759	296,185

Expenses included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Dunkin’ Donuts U.S.	$89,918	82,605	169,859	153,312
Dunkin’ Donuts International	1,933	3,150	5,094	6,331
Baskin-Robbins U.S.	8,860	7,101	14,317	11,576
Baskin-Robbins International	11,842	10,279	19,124	18,266

Total reportable segment profit	112,553	103,135	208,394	189,485
Corporate and other	(51,922)	(27,818)	(79,505)	(55,471)
Interest expense, net	(16,551)	(28,808)	(33,129)	(62,575)
Depreciation and amortization	(14,116)	(13,119)	(27,170)	(26,327)
Impairment charges	(377)	(404)	(386)	(1,057)
Loss on debt extinguishment and refinancing transactions	—	(5,165)	—	(16,172)
Other gains, net	(267)	(64)	(207)	412

Income before income taxes	$29,320	27,757	67,997	28,295

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

	Equity in net income of joint ventures
	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Dunkin’ Donuts International	$510	505	1,383	893
Baskin-Robbins International	3,533	3,510	5,344	3,904

Total reportable segments	4,043	4,015	6,727	4,797
Other	1,110	—	1,890	—

Total equity in net income of joint ventures	$5,153	4,015	8,617	4,797

(8) Stockholders’ Equity

(a) Public Offering

On April 4, 2012, certain existing stockholders sold 26,400,000 shares of our common stock at a price of $29.50 per share, less underwriting discounts and commissions, in a secondary public offering. Additionally, the underwriters exercised their option to purchase an additional 3,960,000 shares, which were also sold by certain existing stockholders. The Company did not receive any proceeds from the sales of shares by the existing stockholders. The Company incurred approximately $914 thousand of expenses in connection with the offering during the first quarter of fiscal year 2012. Additionally, the Company recorded share-based compensation expense of approximately $1.3 million during the three months ended June 30, 2012, related to approximately 1.0 million stock options granted to employees that were not eligible to vest until the sale or disposition of the shares held by our Sponsors (as defined in note 12(b)) that were sold in the secondary offering (performance condition).

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

During the six months ended June 30, 2012, the Company granted options to purchase 517,900 shares of common stock and 16,381 restricted stock units to employees and directors under the 2011 Plan. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of ten years. The restricted stock units vest in equal annual amounts over a one-year or three-year period subsequent to the grant date.

Total compensation expense related to all share-based awards was $2.2 million and $206 thousand for the three months ended June 30, 2012 and June 25, 2011, respectively, and $2.8 million and $447 thousand for the six months ended June 30, 2012 and June 25, 2011, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.

(c) Accumulated Other Comprehensive Income

The changes in the components of accumulated other comprehensive income were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive income
Balance at December 31, 2011	$20,910	(1,309)	19,601
Current period changes	(3,221)	(1,614)	(4,835)

Balance at June 30, 2012	$17,689	(2,923)	14,766

(d) Dividends

The Company paid quarterly dividends of $0.15 per share of common stock on March 28, 2012 and May 16, 2012 totaling approximately $18.0 million and $18.1 million, respectively. On July 26, 2012, we announced that our board of directors approved the next quarterly dividend of $0.15 per share of common stock payable August 24, 2012.

(9) Earnings per Share

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended			Six months ended
	June 30, 2012		June 25, 2011	June 30, 2012	June 25, 2011
Net income attributable to Dunkin’ Brands—basic and diluted		$18,497	17,162	44,447	15,439

Allocation of net income (loss) to common stockholders (1):
Class L—basic and diluted	$	n/a	18,983	n/a	38,314
Common—basic(2)		18,467	(1,821)	44,334	(22,875)
Common—diluted(2)		18,467	(1,821)	44,354	(22,875)

Weighted average number of common shares:
Class L—basic and diluted		n/a	22,866,486	n/a	22,841,801
Common—basic		120,095,118	41,522,343	119,888,657	41,446,342
Common—diluted		121,985,524	41,522,343	121,650,852	41,446,342

Earnings (loss) per common share:
Class L—basic and diluted	$	n/a	0.83	n/a	1.68
Common—basic		0.15	(0.04)	0.37	(0.55)
Common—diluted		0.15	(0.04)	0.36	(0.55)

(1)	As the Company had both Class L and common stock outstanding during the three and six months ended June 25, 2011 and Class L had preference with respect to all distributions, earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock. The numerator in calculating Class L basic and diluted earnings per share is the Class L preference amount accrued at 9% per annum during the three and six months ended June 25, 2011.

(2)

Net income allocated to common shareholders for the three months ended June 30, 2012 excludes $30 thousand for basic and diluted earnings per share, and $113 thousand and $93 thousand for basic and diluted earnings per share, respectively, for the six months ended June 30, 2012, that is allocated to participating securities. Participating securities consist of unvested (restricted) shares that contain a nonforfeitable right to participate in dividends. No net loss was allocated to participating securities for the three and six months ended June 25, 2011 as the participating securities do not participate in losses.

The weighted average number of common shares in the common diluted earnings per share calculation for the three and six months ended June 25, 2011 excludes all restricted stock and stock options outstanding, as they would be antidilutive. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all performance-based restricted stock and stock options outstanding for which the performance criteria were not yet met as of the fiscal period end. As of June 30, 2012, there were approximately 224,000 common restricted stock awards and approximately 1,211,000 options to purchase common stock that were performance-based and for which the performance criteria were not yet met. There were no Class L common stock equivalents outstanding during the three and six months ended June 25, 2011.

(10) Income Taxes

During the first quarter of fiscal year 2011, the Company recognized deferred tax expense of $1.9 million due to enacted changes in future state income tax rates. This change in enacted tax rates affects the tax rate expected to be in effect in future periods when the deferred tax assets and liabilities reverse. Additionally, the Company recorded a net tax benefit of $0.8 million and $2.6 million during the three and six months ended June 30, 2012, respectively, primarily related to the reversal of reserves for uncertain tax positions for which settlement with the taxing authorities was reached during the respective periods.

The federal income tax returns of the Company for fiscal years 2006, 2007, 2008, and 2009 are currently under audit by the Internal Revenue Service (“IRS”), and the IRS has proposed adjustments for fiscal years 2006 and 2007 to increase our taxable income as it relates to our gift card program, specifically to record taxable income upon the activation of gift cards. We have filed a protest to the IRS’ proposed adjustments. If the IRS were to prevail in this matter the proposed adjustments would result in additional taxable income of approximately $58.9 million for fiscal years 2006 and 2007 and approximately $27.2 million of additional federal and state taxes and interest owed, net of federal and state benefits. If the IRS prevails, a cash payment would be required and the additional taxable income would represent temporary differences that will be deductible in future years. Therefore, the potential tax expense attributable to the IRS adjustments for 2006 and 2007 would be limited to $3.6 million, consisting of federal and state interest, net of federal and state benefits. In addition, if the IRS were to prevail in respect of fiscal years 2006 and 2007 it is likely to make similar claims for years subsequent to fiscal 2007 and the potential additional federal and state taxes and interest owed, net of federal and state benefits, for fiscal years 2008, 2009 and 2010, computed on a similar basis to the IRS method used for fiscal years 2006 and 2007, and factoring in the timing of our gift card uses and activations, would be approximately $19.9 million. The corresponding potential tax expense impact attributable to these later fiscal years, 2008 through 2010, would be approximately $1.0 million. During the fourth quarter of 2011, representatives of the Company met with the IRS appeals officer. Based on that meeting, the Company proposed a settlement related to this issue and is awaiting a response from the IRS. If our settlement proposal is accepted as presented, we expect to make a cash tax payment in an amount that is less than the amounts proposed by the IRS to cumulatively adjust our tax method of accounting for our gift card program through the tax year ended December 25, 2010. No assurance can be made that a settlement can be reached, or that we will otherwise prevail in the final resolution of this matter. An unfavorable outcome from any tax audit could result in higher tax costs, penalties, and interests, thereby negatively and adversely impacting our financial condition, results of operations, or cash flows.

(11) Commitments and Contingencies

(a) Lease Commitments

The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under non-cancelable operating and capital lease arrangements.

(b) Guarantees

The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately three to ten years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $5.2 million and $6.9 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012 and December 31, 2011, there were no amounts under such guarantees that were due. The fair value of the guarantee liability and corresponding asset recorded on the consolidated balance sheets was $737 thousand and $781 thousand, respectively, at June 30, 2012 and $754 thousand and $874 thousand, respectively, at December 31, 2011. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of June 30, 2012 and December 31, 2011, the Company had recorded reserves for such guarantees of $466 thousand and $390 thousand, respectively.

The Company has entered into a third-party guarantee with a distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product over a ten-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of June 30, 2012 and December 31, 2011, the Company was contingently liable for $7.4 million and $7.8 million, respectively, under this guarantee. Based on current internal forecasts, the Company believes the franchisees will achieve the required volume of purchases, and therefore, the Company would not be required to make payments under this agreement unless we terminate the contract early. The Company has also entered into a third-party guarantee with this distribution facility that ensures franchisees will sell a certain volume of product each year over a four-year period. As of June 30, 2012, the Company was contingently liable for $7.5 million under this guarantee. Based on current internal forecasts, the Company believes the franchisees will achieve the required volume of sales, and therefore, the Company would not be required to make payments under this agreement. Additionally, the Company has various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. Based on prior history and the Company’s ability to extend contract terms, we have not recorded any liabilities related to these commitments. As of June 30, 2012 and December 31, 2011, we were contingently liable under such supply chain agreements for approximately $20.2 million and $23.9 million, respectively.

As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2026. As of June 30, 2012 and December 31, 2011, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $7.0 million and $10.5 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.

(c) Letters of Credit

At June 30, 2012 and December 31, 2011, the Company had standby letters of credit outstanding for a total of $11.1 million and $11.2 million, respectively. There were no amounts drawn down on these letters of credit.

(d) Legal Matters

In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately $C16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the three months ended June 30, 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to $24.6 million as of June 30, 2012, reflecting the judgment amount and estimated plaintiff legal costs and interest. The Company had previously recorded an estimated liability of approximately $3.9 million, representing the Company’s best estimate within the range of losses which could be incurred in connection with this matter. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.

The Company is engaged in several other matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At June 30, 2012 and December 31, 2011, contingent liabilities, excluding the Bertico litigation, totaling $1.8 million and $736 thousand, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with these matters could increase by up to an additional $2.0 million based on the outcome of ongoing litigation or negotiations.

(12) Related-Party Transactions

(a) Advertising Funds

At June 30, 2012 and December 31, 2011, the Company had a net payable of $15.6 million and $19.5 million, respectively, to the various advertising funds.

To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, which amounted to $1.4 million and $1.5 million for the three months ended June 30, 2012 and June 25, 2011, respectively, and $2.9 million and $3.0 million for the six months ended June 30, 2012 and June 25, 2011, respectively. Such management fees are reflected in the consolidated statements of operations as a reduction in general and administrative expenses, net.

(b) Sponsors

Through the first quarter of fiscal year 2012, DBGI was majority-owned by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”).

On April 4, 2012, certain existing stockholders, including the Sponsors, sold a total of 30,360,000 shares of our common stock (see note 8(a)). Subsequent to this sale of shares, each of the Sponsors owned approximately 10% of our outstanding common stock and each Sponsor continues to have one representative on the board of directors.

Prior to the closing of the Company’s initial public offering on August 1, 2011, the Company was charged an annual management fee by the Sponsors of $1.0 million per Sponsor, payable in quarterly installments. The Company recognized $750 thousand and $1.5 million of expense related to Sponsor management fees during the three and six months ended June 25, 2011, respectively, which is included in general and administrative expenses, net in the consolidated statements of operations.

At June 30, 2012 and December 31, 2011, certain affiliates of the Sponsors held $53.5 million and $64.8 million, respectively, of term loans, net of original issue discount, issued under the Company’s senior credit facility. The terms of these loans are identical to all other term loans issued to lenders in the senior credit facility.

Our Sponsors have a substantial interest in our Company as well as several other entities. The existence of such common ownership and management control could result in differences within our operating results or financial position than if the entities were autonomous; however, we believe such transactions were negotiated at arms-length. The Company made payments to entities under common control totaling approximately $726 thousand and $538 thousand during the three months ended June 30, 2012 and June 25, 2011, respectively, and $928 thousand and $603 thousand during the six months ended June 30, 2012 and June 25, 2011, respectively, primarily for the purchase of training services and leasing of restaurant space. At June 30, 2012 and December 31, 2011, the Company had a net payable of $145 thousand and $127 thousand, respectively.

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

(c) Joint Ventures

The Company received royalties from its joint ventures as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
B-R 31 Ice Cream Co., Ltd. (“BR Japan”)	$621	753	1,151	1,101
BR Korea Co., Ltd. (“BR Korea”)	927	785	1,767	1,654

	$1,548	1,538	2,918	2,755

At June 30, 2012 and December 31, 2011, the Company had $1.2 million and $1.0 million, respectively, of royalties receivable from its joint ventures which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.

The Company made net payments to its joint ventures totaling approximately $355 thousand and $352 thousand during the three months ended June 30, 2012 and June 25, 2011, respectively, and $699 thousand and $460 thousand during the six months ended June 30, 2012 and June 25, 2011, respectively, primarily for the purchase of ice cream products and incentive payments.

(d) Board of Directors

Certain family members of one of our directors hold an ownership interest in an entity that owns and operates Dunkin’ Donuts restaurants and holds the right to develop additional restaurants under store development agreements. The Company received royalty, rental and other payments from this entity of $339 thousand and $632 thousand for the three and six months ended June 30, 2012, respectively, and $157 thousand during the three and six months ended June 25, 2011. During the three and six months ended June 30, 2012, the Company recognized $80 thousand of income related to a store development agreement with this entity. All material terms of the franchise and store development agreements with this entity are consistent with other unrelated franchisees in the market.

(13) Closure of Manufacturing Plant

During the three months ended June 30, 2012, the Company’s board of directors approved a plan to close the Peterborough, Ontario, Canada manufacturing plant, which supplies ice cream to certain of the brand’s international markets, in October 2012. Ice cream that had been produced in Peterborough will shift to existing third-party partner suppliers. During the three months ended June 30, 2012, the Company recorded costs related to the plant closure of $3.7 million, including $1.1 million of accelerated depreciation on property, plant, and equipment, $1.9 million of ongoing termination benefits, and $0.7 million of other costs related to the closing and transition. The accelerated depreciation is included in depreciation in the consolidated statements of operations, while all other costs are included in general and administrative expenses, net in the consolidated statements of operations. The Company expects to incur a total reduction to operating income associated with the plant closing and transition of between $16 million and $18 million.

(14) Subsequent Events

On July 25, 2012, our board of directors approved a share repurchase program of up to $500 million of outstanding shares of our common stock. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires two years from the date of approval. No shares have been repurchased pursuant to the program.

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

Introduction and Overview

We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 17,000 points of distribution in 55 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of June 30, 2012, Dunkin’ Donuts had 10,169 global points of distribution with restaurants in 38 U.S. states and the District of Columbia and in 31 foreign countries. Baskin-Robbins had 6,847 global points of distribution as of the same date, with restaurants in 44 U.S. states and the District of Columbia and in 45 foreign countries.

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

Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 36 company-owned points of distribution as of June 30, 2012, we are less affected by store-level costs and profitability and fluctuations in commodity costs than other QSR operators.

Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the six months ended June 30, 2012, franchisee contributions to the U.S. advertising funds were $161.8 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter (or 14-week fourth quarter, when applicable) basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday of the fourth quarter, when applicable). The data periods contained within the three- and six-month periods ended June 30, 2012 and June 25, 2011 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012.

Selected Operating and Financial Highlights

	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,574.9	1,463.2	3,021.1	2,762.2
Dunkin’ Donuts International	164.9	162.4	325.4	315.5
Baskin-Robbins U.S.	158.7	150.5	272.7	253.4
Baskin-Robbins International	374.5	352.2	637.5	588.0

Total franchisee-reported sales	$2,273.0	2,128.3	4,256.7	3,919.1
Systemwide sales growth	6.9%	6.9%	8.7%	6.2%
Comparable store sales growth:
Dunkin’ Donuts U.S.	4.0%	3.8%	5.5%	3.4%
Dunkin’ Donuts International(1)	3.5%	n/a	3.1%	n/a
Baskin-Robbins U.S.	4.6%	(2.8)%	6.4%	(1.9)%
Baskin-Robbins International(1)	1.5%	n/a	4.0%	n/a
Total revenues (in thousands)	$172,387	156,972	324,759	296,185
Operating income (in thousands)	46,138	61,794	101,333	106,630
Adjusted operating income (in thousands)	78,937	69,221	141,920	121,792
Net income attributable to Dunkin’ Brands (in thousands)	18,497	17,162	44,447	15,439
Adjusted net income (in thousands)	40,325	24,717	70,948	34,239

(1)	Comparable store sales growth data was not available for our international segments until fiscal year 2012.

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

Overall growth in systemwide sales of 6.9% and 8.7% for the three and six months ended June 30, 2012, respectively, resulted from the following:

•

Dunkin’ Donuts U.S. systemwide sales growth of 7.8% and 9.6% for the three and six months ended June 30, 2012, respectively, as a result of 241 net new restaurants opened since June 25, 2011 and comparable store sales growth of 4.0% and 5.5%, respectively, driven by both increases in average ticket and transactions. Increases in transactions and average ticket resulted from strong beverage sales growth, especially in cold beverages, differentiated breakfast and afternoon sandwich offerings, sales of K-Cup portion packs, and a focused marketing campaign.

•	Dunkin’ Donuts International systemwide sales growth of 1.5% and 3.1% for the three and six months ended June 30, 2012, respectively, driven primarily by increased sales in the Middle East and Asia.

•

Baskin-Robbins U.S. systemwide sales growth of 5.5% and 7.6% for the three and six months ended June 30, 2012, respectively, resulted primarily from comparable store sales growth of 4.6% and 6.4%, respectively, driven by product news, custom cake sales, and new beverages.

•	Baskin-Robbins International systemwide sales growth of 6.3% and 8.4% for the three and six months ended June 30, 2012, respectively, primarily as a result of increased sales in South Korea and Japan.

The increase in total revenues of approximately $15.4 million, or 9.8%, for the three months ended June 30, 2012 as compared to the comparable period of 2011 primarily resulted from increased franchise fees and royalty income of $7.8 million, increased sales of ice cream products of $3.2 million, and a $2.6 million increase in other revenues resulting from additional company-owned restaurants. The increase in total revenues of approximately $28.6 million, or 9.6%, for the six months ended June 30, 2012 as compared to the comparable period of 2011 primarily resulted from increased franchise fees and royalty income of $17.9 million, a $4.8 million increase in other revenues resulting from additional company-owned restaurants, and increased sales of ice cream products of $3.2 million.

Operating income for the three months ended June 30, 2012 decreased $15.7 million, or 25.3%, from the comparable period of the prior year. This decrease resulted primarily from a $20.7 million increase in the legal reserve related to the Bertico litigation and $3.7 million of costs associated with the announced closure of our ice cream manufacturing plant in Peterborough, Ontario, Canada, offset by the $7.8 million increase in franchise fees and royalty income. Operating income for the six months ended June 30, 2012 decreased $5.3 million, or 5.0%, from the comparable period of the prior year primarily from the increase in the Bertico legal reserve and the costs associated with the announced closure of our ice cream manufacturing plant, offset by the $17.9 million increase in franchise fees and royalty income.

Adjusted operating income increased $9.7 million, or 14.0%, for the three months ended June 30, 2012 primarily as a result of the increase in revenues and continued general and administrative expense leverage. Adjusted operating income increased $20.1 million, or 16.5%, for the six months ended June 30, 2012 driven by the $17.9 million increase in franchise fees and royalty income and a $3.8 million increase in equity in net income from joint ventures.

Net income increased $1.3 million for the three months ended June 30, 2012 resulting from a $12.3 million decrease in interest expense and a $5.2 million decrease in loss on debt extinguishment and refinancing transactions due to costs recorded in the prior year resulting from the upsizing and repricing of long-term debt, offset by the $15.7 million decrease in operating income. Net income increased $29.0 million for the six months ended June 30, 2012 resulting from a $29.5 million decrease in interest expense and a $16.2 million decrease in loss on debt extinguishment and refinancing transactions, offset by an $11.0 million increase in tax expense and the $5.3 million decrease in operating income.

Adjusted net income increased $15.6 million for the three months ended June 30, 2012 primarily as a result of a $12.3 million decrease in interest expense and a $9.7 million increase in adjusted operating income, offset by a $6.4 million increase in income tax expense resulting from the higher profit. Adjusted net income increased

$36.7 million for the six months ended June 30, 2012 primarily as a result of a $29.5 million decrease in interest expense and a $20.1 million increase in adjusted operating income, offset by a $12.6 million increase in income tax expense resulting from the higher profit.

Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, impairment charges, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. Adjusted operating income and adjusted net income are reconciled from operating income and net income determined under GAAP as follows:

	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In thousands)
Operating income	$46,138	61,794	101,333	106,630
Adjustments:
Amortization of other intangible assets	6,783	7,023	13,648	14,105
Impairment charges	377	404	386	1,057
Secondary offering costs	1,281	—	2,195	—
Peterborough plant closure costs(1)	3,678	—	3,678	—
Bertico litigation(2)	20,680	—	20,680	—

Adjusted operating income	$78,937	69,221	141,920	121,792

Net income attributable to Dunkin’ Brands	$18,497	17,162	44,447	15,439
Adjustments:
Amortization of other intangible assets	6,783	7,023	13,648	14,105
Impairment charges	377	404	386	1,057
Secondary offering costs	1,281	—	2,195	—
Peterborough plant closure costs(1)	3,678	—	3,678	—
Bertico litigation(2)	20,680	—	20,680	—
Loss on debt extinguishment and refinancing transactions	—	5,165	—	16,172
Tax impact of adjustments, excluding Bertico litigation(3)	(4,848)	(5,037)	(7,963)	(12,534)
Tax impact of Bertico adjustment(4)	(6,123)	—	(6,123)	—

Adjusted net income	$40,325	24,717	70,948	34,239

(1)	Represents costs incurred related to the announced closure of the Baskin-Robbins ice cream manufacturing plant in Peterborough, Canada, including $1.9 million of severance-related charges, $1.1 million of accelerated depreciation, and other transition-related costs.

(2)	Represents the incremental legal reserve recorded related to the Quebec Superior Court’s ruling in the Bertico litigation, in which the Court found for the Plaintiffs and issued a judgment against Dunkin’ Brands in the amount of approximately $C16.4 million, plus costs and interest.

(3)	Tax impact of adjustments, excluding the Bertico litigation, calculated at a 40% effective tax rate for each period presented.

(4)	Tax impact of Bertico litigation adjustment calculated as if the incremental reserve had not been recorded. The tax impact includes $3.9 million representing the actual direct tax benefit expected to be realized, as well as a $2.2 million tax benefit recorded in the second quarter of 2012 that is expected to fully reverse in the third and fourth quarters of 2012 based on interim tax provision requirements.

Earnings per share

Earnings per share and diluted adjusted earnings per pro forma common share were as follows:

	Three months ended			Six months ended
	June 30, 2012		June 25, 2011	June 30, 2012	June 25, 2011
Earnings (loss) per share:
Class L—basic and diluted	$	n/a	0.83	n/a	1.68
Common—basic		0.15	(0.04)	0.37	(0.55)
Common—diluted		0.15	(0.04)	0.36	(0.55)
Diluted adjusted earnings per pro forma common share		0.33	0.25	0.58	0.35

On August 1, 2011, the Company completed an initial public offering in which 22,250,000 shares of common stock were sold at an initial public offering price of $19.00 per share. Immediately prior to the offering, each share of the Company’s Class L common stock converted into approximately 2.4338 shares of common stock. The number of common shares used in the calculation of diluted adjusted earnings per pro forma common share for the three and six months ended June 25, 2011 gives effect to the conversion of all outstanding shares of Class L common stock at the conversion factor of 2.4338 common shares for each Class L share, as if the conversion was completed at the beginning of that fiscal period. The calculation of diluted adjusted earnings per pro forma common share also includes the dilutive effect of common restricted shares and stock options, using the treasury stock method. No pro forma adjustments have been made to the number of common shares used in the calculation of diluted adjusted earnings per pro forma common share for the three or six months ended June 30, 2012, as all Class L common stock had converted to common shares prior to the beginning of that fiscal period. Diluted adjusted earnings per pro forma common share is calculated using adjusted net income, as defined above.

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

	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(In thousands, except share and per share data)
Adjusted net income available to common shareholders:
Adjusted net income	$40,325	24,717	70,948	34,239
Less: Adjusted net income allocated to participating securities	(71)	(236)	(142)	(328)

Adjusted net income available to common shareholders	$40,254	24,481	70,806	33,911
Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares	—	22,866,486	—	22,841,801
Class L conversion factor	—	2.4338	—	2.4338

Weighted average number of converted Class L shares	—	55,653,044	—	55,592,963
Weighted average number of common shares	120,095,118	41,522,343	119,888,657	41,446,342

Pro forma weighted average number of common shares—basic	120,095,118	97,175,387	119,888,657	97,039,305
Incremental dilutive common shares(1)	1,890,406	804,081	1,762,195	402,041

Pro forma weighted average number of common shares—diluted	121,985,524	97,979,468	121,650,852	97,441,346

Diluted adjusted earnings per pro forma common share	$0.33	0.25	0.58	0.35

(1)	Represents the dilutive effect of restricted shares and stock options, using the treasury stock method.

Results of operations

Consolidated results of operations

	Three months ended				Six months ended
	June 30, 2012	June 25, 2011	Increase (Decrease)		June 30, 2012	June 25, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Franchise fees and royalty income	$105,928	98,139	7,789	7.9%	$201,972	184,098	17,874	9.7%
Rental income	26,002	24,143	1,859	7.7%	48,941	46,274	2,667	5.8%
Sales of ice cream products	28,442	25,225	3,217	12.8%	51,165	47,941	3,224	6.7%
Other revenues	12,015	9,465	2,550	26.9%	22,681	17,872	4,809	26.9%

Total revenues	$172,387	156,972	15,415	9.8%	$324,759	296,185	28,574	9.6%

Total revenues for the three and six months ended June 30, 2012 increased $15.4 million, or 9.8%, and $28.6 million, or 9.6%, respectively. The increase in total revenues was driven by an increase in franchise fees and royalty income of $7.8 million and $17.9 million for the three and six month periods, respectively, mainly as a result of Dunkin’ Donuts U.S. systemwide sales growth. Sales of ice cream products also increased $3.2 million in both the three and six month periods driven by strong sales in the Middle East. Other revenues also contributed $2.6 million and $4.8 million to the overall increase in revenues for the three and six month periods, respectively, driven by an increase in sales at company-owned restaurants due to the acquisition of restaurants since the prior year.

	Three months ended				Six months ended
	June 30, 2012	June 25, 2011	Increase (Decrease)		June 30, 2012	June 25, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses-franchised restaurants	$12,912	12,917	(5)	0.0%	$25,832	25,205	627	2.5%
Cost of ice cream products	19,971	18,696	1,275	6.8%	36,789	33,820	2,969	8.8%
General and administrative expenses, net	84,026	54,057	29,969	55.4%	141,866	107,943	33,923	31.4%
Depreciation and amortization	14,116	13,119	997	7.6%	27,170	26,327	843	3.2%
Impairment charges	377	404	(27)	(6.7)%	386	1,057	(671)	(63.5)%

Total operating costs and expenses	$131,402	99,193	32,209	32.5%	$232,043	194,352	37,691	19.4%

Equity in net income of joint ventures	5,153	4,015	1,138	28.3%	8,617	4,797	3,820	79.6%
Operating income	$46,138	61,794	(15,656)	(25.3)%	$101,333	106,630	(5,297)	(5.0)%

Occupancy expenses for franchised restaurants for the three and six months ended June 30, 2012 remained consistent with the prior year, with fluctuations resulting from higher sales at locations with sales-based rent and changes in lease reserves recorded for closed locations.

Net margin on ice cream products for the three months ended June 30, 2012 increased $1.9 million, or 29.7%, from the prior year primarily as a result of the increased volume to the Middle East. Net margin on ice cream products for the six months ended June 30, 2012 remained consistent with the prior year as overall volumes remained consistent.

General and administrative expenses for the three and six months ended June 30, 2012 were impacted by an incremental legal reserve of $20.7 million recorded upon the Canadian court’s ruling in June 2012 in the Bertico litigation. Also impacting general and administrative expenses in the three and six months ended June 30, 2012 were $2.5 million of costs associated with the announced closure of our ice cream manufacturing plant in Canada, consisting primarily of severance and other transition-related costs. General and administrative expenses for the three and six months ended June 30, 2012 also include $1.3 million and $2.2 million, respectively, of transaction costs and incremental share-based compensation related to the secondary offering that was completed in April 2012.

Excluding the items noted above, general and administrative expenses increased $5.6 million, or 10.4%, and $8.5 million, or 7.9%, for the three and six months ended June 30, 2012, respectively. These increases in general and administrative expenses were primarily driven by $4.1 million and $8.4 million increases in personnel costs for the three and six month periods, respectively, related to continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy and higher projected incentive compensation payouts. Also contributing to the increase in general and administrative expenses was $2.1 million and $3.8 million of additional company-owned restaurant costs for the three and six month periods, respectively, due to the acquisition of restaurants since the prior year. For the six months ended June 30, 2012, these increases were offset by a $3.5 million decline in professional and legal expenses.

Depreciation and amortization for the three and six months ended June 30, 2012 increased $1.0 million and $0.8 million, respectively, from the prior year comparable periods. These increases resulted primarily from $1.1 million of accelerated depreciation recorded in the current year resulting from the announced closure of the ice cream manufacturing plant in Canada by October 2012.

As a result of the announced closure of our ice cream manufacturing plant, the Company expects to incur a total reduction to operating income associated with the plant closing and transition of between $16 million and $18 million in fiscal year 2012, of which $4 million is non-cash, accelerated depreciation on existing plant assets. Additionally, the Company expects to realize annual pre-tax savings in cost of ice cream products of approximately $4 million to $5 million beginning in fiscal year 2013.

The decrease in impairment charges for the three and six months ended June 30, 2012 resulted from the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.

Equity in net income of joint ventures increased $1.1 million and $3.8 million for the three and six months ended June 30, 2012, respectively, driven primarily by a reduction of $1.1 million and $1.9 million, respectively, in depreciation and amortization expense reported for South Korea. The reduction in depreciation in amortization expense resulted from the impairment charge recorded by the Company in fiscal year 2011 related to the underlying goodwill, intangible assets, and long-lived assets of the South Korea joint venture. The remaining increase in equity in net income of joint ventures for the six months ended June 30, 2012 was driven by strong performance in our South Korea and Japan joint ventures’ Baskin-Robbins businesses in the first quarter of 2012. The Japan joint venture was also negatively impacted in the prior year by the March 2011 earthquake and tsunami.

	Three months ended				Six months ended
	June 30, 2012	June 25, 2011	Increase (Decrease)		June 30, 2012	June 25, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$16,551	28,808	(12,257)	(42.5)%	$33,129	62,575	(29,446)	(47.1)%
Loss on debt extinguishment	—	5,165	(5,165)	(100.0)%	—	16,172	(16,172)	(100.0)%
Other losses (gains), net	267	64	203	317.2%	207	(412)	619	150.2%

Total other expense	$16,818	34,037	(17,219)	(50.6)%	$33,336	78,335	(44,999)	(57.4)%

The decrease in net interest expense for the three and six months ended June 30, 2012 resulted primarily from the repayment of higher-rate senior notes with proceeds from term loan upsizing transactions in February and May

2011 and the Company’s initial public offering completed in August 2011. Additionally, the Company further reduced interest expense by re-pricing its outstanding term loans in conjunction with the February and May 2011 upsize transactions.

The loss on debt extinguishment and refinancing transactions for the three and six months ended June 25, 2011 resulted from the term loan upsize and re-pricing transactions and related repayments of senior notes completed in the first and second quarters of 2011. No similar transactions occurred during the three or six months ended June 30, 2012.

The increase in other losses, net, for the three and six months ended June 30, 2012 resulted primarily from additional foreign exchange losses due to unfavorable fluctuations in the U.S. dollar against the Canadian dollar as compared to the corresponding periods in the prior year.

	Three months ended		Six months ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	($ in thousands, except percentages)
Income before income taxes	$29,320	27,757	67,997	28,295
Provision for income taxes	11,101	10,595	23,864	12,856
Effective tax rate	37.9%	38.2%	35.1%	45.4%

The effective tax rate for the three months ended June 30, 2012 was consistent with the prior year at approximately 38%. The effective tax rate for the six months ended June 30, 2012 was favorably impacted by a net tax benefit of approximately $2.6 million primarily related to the reversal of reserves for uncertain tax positions for which settlement with the taxing authorities was reached during the period. The higher effective tax rate for the six months ended June 25, 2011 was primarily attributable to enacted increases in state tax rates, which resulted in additional deferred tax expense of approximately $1.9 million in the prior year. The effective tax rate for the six months ended June 25, 2011 was also impacted by reduced income before income taxes, driven by the loss on debt extinguishment and refinancing transaction, which magnified the impact of permanent and other tax differences.

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

Dunkin’ Donuts U.S.

	Three months ended				Six months ended
	June 30, 2012	June 25, 2011	Increase (Decrease)		June 30, 2012	June 25, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$84,897	78,321	6,576	8.4%	$162,749	147,626	15,123	10.2%
Franchise fees	6,363	5,580	783	14.0%	12,569	10,790	1,779	16.5%
Rental income	24,789	22,665	2,124	9.4%	46,464	43,329	3,135	7.2%
Other revenues	6,557	3,660	2,897	79.2%	11,878	6,989	4,889	70.0%

Total revenues	$122,606	110,226	12,380	11.2%	$233,660	208,734	24,926	11.9%
Segment profit	$89,918	82,605	7,313	8.9%	$169,859	153,312	16,547	10.8%

The increases in Dunkin’ Donuts U.S. revenues for the three and six months ended June 30, 2012 were primarily driven by increases in royalty income of $6.6 million and $15.1 million, respectively, as a result of increases in systemwide sales for each period. Also contributing to the increases in Dunkin’ Donuts U.S. revenues were increases in other revenues of $2.9 million and $4.9 million for the three and six month periods, respectively, driven by incremental sales from acquisitions of company-owned restaurants. Increases in rental income of $2.1 million and $3.1 million for the three and six month periods, respectively, also contributed to the increase in Dunkin’ Donuts U.S. revenues.

The increase in Dunkin’ Donuts U.S. segment profit for the three and six months ended June 30, 2012 of $7.3 million and $16.5 million, respectively, was driven by the increases in total revenues of $12.4 million and $24.9 million, respectively. Offsetting the increase in revenues were increases in professional fees, legal, and other general and administrative costs of $2.9 million and $3.5 million for the three and six month periods, respectively, primarily due to incremental costs of sales related to company-owned restaurants acquired. Also offsetting the increase in revenues were increases in personnel costs and travel of $2.1 million and $4.2 million for the three and six month periods, respectively, related to investment in our Dunkin’ Donuts U.S. contiguous growth strategy and higher projected incentive compensation payouts.

Dunkin’ Donuts International

	Three months ended				Six months ended
	June 30, 2012	June 25, 2011	Increase (Decrease)		June 30, 2012	June 25, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$3,266	3,191	75	2.4%	$6,724	6,297	427	6.8%
Franchise fees	595	567	28	4.9%	866	1,240	(374)	(30.2)%
Rental income	36	79	(43)	(54.4)%	81	164	(83)	(50.6)%
Other revenues	(27)	(6)	(21)	(350.0)%	147	(1)	148	n/m

Total revenues	$3,870	3,831	39	1.0%	$7,818	7,700	118	1.5%
Segment profit	$1,933	3,150	(1,217)	(38.6)%	$5,094	6,331	(1,237)	(19.5)%

Revenues for Dunkin’ Donuts International remained consistent for the three months ended June 30, 2012 as compared to the prior year comparable period. Dunkin’ Donuts International revenues for the six months ended June 30, 2012 also remained consistent with the prior year, with a $0.4 million increase in royalty income driven by the increase in systemwide sales being offset by a decrease of $0.4 million in franchise fees as the prior year included a deposit retained from a former licensee in Mexico.

Segment profit for Dunkin’ Donuts International decreased $1.2 million for both the three and six months ended June 30, 2012. These declines were driven by increases in personnel costs and travel of $0.6 million and $0.8 million for the three and six month periods, respectively, and increases in professional, legal, and other general and administrative costs of $0.5 million and $0.8 million for the three and six month periods, respectively. For the six months ended June 30, 2012, these increases in expenses were offset by an increase in income from the South Korea joint venture of $0.5 million.

Baskin-Robbins U.S.

	Three months ended				Six months ended
	June 30, 2012	June 25, 2011	Increase (Decrease)		June 30, 2012	June 25, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$7,999	7,509	490	6.5%	$13,813	12,617	1,196	9.5%
Franchise fees	195	299	(104)	(34.8)%	365	675	(310)	(45.9)%
Rental income	1,024	1,184	(160)	(13.5)%	2,067	2,402	(335)	(13.9)%
Sales of ice cream products	1,155	1,022	133	13.0%	2,103	1,928	175	9.1%
Other revenues	2,367	2,808	(441)	(15.7)%	4,244	4,651	(407)	(8.8)%

Total revenues	$12,740	12,822	(82)	(0.6)%	$22,592	22,273	319	1.4%
Segment profit	$8,860	7,101	1,759	24.8%	$14,317	11,576	2,741	23.7%

Revenues for Baskin-Robbins U.S. for the three months ended June 30, 2012 remained flat with the prior year, with the increase in royalty income of $0.5 million driven by the increase in systemwide sales being offset by a decrease of $0.4 million in other revenues driven primarily by a decline in licensing income. Baskin-Robbins U.S. revenues increased $0.3 million, or 1.4%, for the six months ended June 30, 2012 primarily from an increase of $1.2 million in royalty income driven by the increase in systemwide sales. This increase was offset by declines in other revenues of $0.4 million, franchise fees of $0.3 million, and rental income of $0.3 million.

Baskin-Robbins U.S. segment profit for the three and six months ended June 30, 2012 increased $1.8 million and $2.7 million, respectively. These segment profit increases resulted primarily from decreases in other general and administrative expenses of $1.6 million and $2.2 million for the three and six month periods, respectively, driven by costs incurred in the prior year related to the roll-out of a new point-of-sale system for Baskin-Robbins franchisees and additional contributions made to the Baskin-Robbins advertising fund to support brand-building advertising in the prior year. The remaining increase in Baskin-Robbins U.S. segment profit for the six months ended June 30, 2012 primarily resulted from the increase in revenues.

Baskin-Robbins International

	Three months ended				Six months ended
	June 30, 2012	June 25, 2011	Increase (Decrease)		June 30, 2012	June 25, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,336	2,292	44	1.9%	$4,343	4,128	215	5.2%
Franchise fees	277	380	(103)	(27.1)%	543	725	(182)	(25.1)%
Rental income	136	153	(17)	(11.1)%	285	304	(19)	(6.3)%
Sales of ice cream products	27,287	24,203	3,084	12.7%	49,062	46,013	3,049	6.6%
Other revenues	70	(89)	159	(178.7)%	114	25	89	356.0%

Total revenues	$30,106	26,939	3,167	11.8%	$54,347	51,195	3,152	6.2%
Segment profit	$11,842	10,279	1,563	15.2%	$19,124	18,266	858	4.7%

Baskin-Robbins International revenues increased $3.2 million for both the three and six months ended June 30, 2012, primarily as a result of increases in sales of ice cream products of $3.1 million and $3.0 million for the three and six month periods, respectively, driven by strong sales to the Middle East.

Baskin-Robbins International segment profit increased $1.6 million for the three months ended June 30, 2012 primarily due to a $1.9 million increase in net margin on ice cream sales driven by the increase in volume to the Middle East.

Baskin-Robbins International segment profit increased $0.9 million for the six months ended June 30, 2012 primarily due to a $1.4 million increase in joint venture income resulting from strong performance in our South Korea joint venture’s Baskin-Robbins business, as well as increased income from the Japan joint venture as the prior year reflects a negative impact of the March 2011 earthquake and tsunami on our Japan joint venture’s results. Offsetting this increase in segment profit was an increase in professional, legal, and other general and administrative costs of $0.4 million.

Liquidity and Capital Resources

As of June 30, 2012, we held $218.7 million of cash and cash equivalents, which included $83.3 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of June 30, 2012, we had a borrowing capacity of $88.9 million under our $100.0 million revolving credit facility. During the six months ended June 30, 2012, net cash provided by operating activities was $26.9 million, as compared to net cash provided by operating activities of $38.5 million for the six months ended June 25, 2011. Net cash provided by operating activities for the six months ended June 30, 2012 includes a decrease of $39.8 million in cash held for advertising funds and reserved for gift card/certificate programs, which was primarily driven by seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $57.0 million of free cash flow during the six months ended June 30, 2012, calculated as follows (in thousands):

Six months ended June 30, 2012
Net cash provided by operating activities	$26,908
Plus: Decrease in cash held for advertising funds and reserved for gift card/certificate programs	39,826
Less: Additions to property and equipment	(9,748)

Free cash flow	$56,986

Net cash provided by operating activities of $26.9 million during the six months ended June 30, 2012 was primarily driven by net income of $44.1 million, increased by depreciation and amortization of $27.2 million, and dividends received from joint ventures of $4.4 million, offset by $30.9 million of changes in operating assets and liabilities and $17.8 million of other net non-cash reconciling adjustments. The $30.9 million of changes in operating assets and liabilities was primarily driven by the seasonality of our gift card program, offset by the increase in the legal reserve for the Bertico litigation. During the six months ended June 30, 2012, we invested $9.7 million in capital additions to property and equipment. Net cash used in financing activities was $43.4 million during the six months ended June 30, 2012, driven primarily by dividend payments of $36.1 million and $10.4 million in repayments of long-term debt. In March 2012, the Company announced the initiation of a regular cash dividend to shareholders, paying the initial two quarterly dividends of $0.15 per share on March 28, 2012 and May 16, 2012.

The senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes a term loan facility and a revolving credit facility. The aggregate borrowings available under the senior secured credit facility are approximately $1.6 billion, consisting of a full-drawn approximately $1.5 billion term loan facility and an undrawn $100.0 million revolving credit facility under which there was $88.9 million in available borrowings and $11.1 million of letters of credit outstanding as of June 30, 2012. The senior credit facility requires principal amortization repayments to be made on term loan borrowings equal to approximately $15.0 million per calendar year, payable in quarterly installments through September 2017. The final scheduled principal payment on the outstanding borrowings under the term loan is due in November 2017. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the credit facility), is less than 4.00x, no excess cash flow payments are required. Under the terms of the senior credit facility, the first excess cash flow payment was due in the first quarter of fiscal year 2012 based on fiscal year 2011 excess cash flow and leverage ratio. In December 2011, the Company made an additional principal payment of $11.8 million that was applied to the 2011 excess cash flow payment due in the first quarter of 2012. Based on fiscal year 2011 excess cash flow, considering all payments made, the excess cash flow payment required in the first quarter of 2012 was $2.4 million. The excess cash flow payments may be applied to required principal payments. However, the Company intends on making quarterly payments of $4.0 million, which are reflected in the current portion of long-term debt at June 30, 2012.

Borrowings under the term loan bear interest, payable at least quarterly. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least quarterly. We also pay a 0.5% commitment fee per annum on the unused portion of the revolver. The fee for letter of credit amounts outstanding is 3.0%. The revolving credit facility expires in November 2015. As of June 30, 2012, borrowings under the senior credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0%. The applicable margin under the senior credit facility is 2.0% for loans based upon the base rate and 3.0% for loans based upon the LIBOR rate.

The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense, each of which becomes more restrictive over time. For the second quarter of fiscal year 2012, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 8.25 to 1.00 and a minimum interest coverage ratio of 1.55 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization and impairment of long-lived assets, as adjusted for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of June 30, 2012, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 4.11 to 1.00 and an interest coverage ratio of 4.83 to 1.00, which were calculated for the twelve months ended June 30, 2012 based upon the adjustments to EBITDA, as provided for under the terms of our senior credit facility. The following is a reconciliation of our net income to such adjusted EBITDA for the twelve months ended June 30, 2012 (in thousands):

Twelve months ended June 30, 2012
Net income attributable to Dunkin’ Brands	$63,136
Interest expense	75,618
Income tax expense	43,379
Depreciation and amortization	53,365
Impairment charges	1,389
Korea joint venture impairment, net(a)	18,776

EBITDA	255,663
Adjustments:
Non-cash adjustments(b)	30,500
Transaction costs(c)	2,185
Sponsor management fees(d)	14,920
Loss on debt extinguishment and refinancing transactions(e)	18,050
Severance charges(f)	3,345
Other(g)	7,338

Total adjustments	76,338

Adjusted EBITDA	$332,001

(a)	Represents an impairment of the investment in the Korea joint venture of $19.8 million, less a reduction in depreciation and amortization, net of tax, of $1.0 million resulting from the allocation of the impairment charge to the underlying intangible and long-lived assets of the joint venture during the three months ended December 31, 2011.

(b)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(c)	Represents direct and indirect cost and expenses related to the Company’s refinancing, initial public offering, and secondary offering transactions.

(d)	Represents annual fees paid to the Sponsors under a management agreement, which terminated upon the consummation of the initial public offering in July 2011, and includes $14.7 million in fees related to such termination.

(e)	Represents gains/losses recorded and related transaction costs associated with the refinancing and repayment of long-term debt, including the write-off of deferred financing costs and original issue discount, as well as pre-payment premiums.

(f)	Represents severance and related benefits costs associated with non-recurring reorganizations.

(g)	Represents one-time costs and fees associated with entry into new markets, costs associated with various franchisee-related information technology investments and one-time market research programs, and the net impact of other non-recurring and individually insignificant adjustments.

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

Item 4.       Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

During the quarterly period ended June 30, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.        Other Information

Item 1.       Legal Proceedings

In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately $C16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the three months ended June 30, 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to $24.6 million as of June 30, 2012, reflecting the judgment amount and estimated plaintiff legal costs and interest. The Company had previously recorded an estimated liability of approximately $3.9 million, representing the Company’s best estimate within the range of losses which could be incurred in connection with this matter. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.

The Company is engaged in several other matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At June 30, 2012 and December 31, 2011, contingent liabilities, excluding the Bertico litigation, totaling $1.8 million and $736 thousand, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with these matters could increase by up to an additional $2.0 million based on the outcome of ongoing litigation or negotiations.

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

The Sponsors no longer control a majority of the voting power of our outstanding common stock. As a result, we are not a “controlled company” within the meaning of the corporate governance standards of The NASDAQ Global Select Market. However, we are entitled to rely on phase-in provisions for certain corporate governance requirements, including:

•	the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors;
•	the requirement that we have a compensation committee that is composed entirely of independent directors; and
•	the requirement that we have a majority of independent directors on our board of directors.

We may continue to utilize these phase-in provisions. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of The NASDAQ Global Select Market for up to the expiration of the phase-in period on April 4, 2013.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On July 25, 2012, our board of directors approved a share repurchase program of up to $500 million of outstanding shares of our common stock. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires two years from the date of approval. No shares have been repurchased pursuant to the program.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Mine Safety Disclosures

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

DUNKIN’ BRANDS GROUP, INC.

Date: August 3, 2012	By:	/s/ Nigel Travis
Nigel Travis, Chief Executive Officer