Form 10-Q
period 2012-09-29
DUNKIN' BRANDS GROUP, INC.
filed 2012-11-09
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 29, 2012
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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of November 1, 2012, 105,558,370 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN' BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 29, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$165,642	246,715
Accounts receivable, net of allowance for doubtful accounts of $2,400 and $2,713 as of September 29, 2012 and December 31, 2011, respectively	41,790	37,122
Notes and other receivables, net of allowance for doubtful accounts of $1,421 and $2,321 as of September 29, 2012 and December 31, 2011, respectively	8,259	21,665
Assets held for sale	3,589	1,266
Deferred income taxes, net	48,873	48,387
Restricted assets of advertising funds	28,444	31,017
Prepaid expenses and other current assets	21,116	20,302
Total current assets	317,713	406,474
Property and equipment, net of accumulated depreciation of $107,898 and $103,541 as of September 29, 2012 and December 31, 2011, respectively	176,231	185,360
Investments in joint ventures	175,902	164,636
Goodwill	891,914	890,992
Other intangible assets, net	1,486,785	1,507,219
Restricted cash	369	269
Other assets	69,787	69,068
Total assets	$3,118,701	3,224,018
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$20,000	14,965
Capital lease obligations	361	232
Accounts payable	8,231	9,651
Income taxes payable, net	9,607	15,630
Liabilities of advertising funds	45,750	50,547
Deferred income	23,402	24,918
Other current liabilities	164,272	200,597
Total current liabilities	271,623	316,540
Long-term debt, net	1,829,573	1,453,344
Capital lease obligations	7,233	4,928
Unfavorable operating leases acquired	19,617	21,440
Deferred income	17,356	16,966
Deferred income taxes, net	566,027	578,660
Other long-term liabilities	85,810	86,204
Total long-term liabilities	2,525,616	2,161,542
Commitments and contingencies (note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 105,367,978 and 120,136,631 shares issued and outstanding at September 29, 2012 and December 31, 2011, respectively	105	119
Additional paid-in capital	1,251,211	1,478,291
Accumulated deficit	(948,422)	(752,075)
Accumulated other comprehensive income	15,100	19,601
Total stockholders’ equity of Dunkin’ Brands	317,994	745,936
Noncontrolling interests	3,468	—
Total stockholders' equity	321,462	745,936
Total liabilities and stockholders' equity	$3,118,701	3,224,018
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Revenues:
Franchise fees and royalty income	$107,847	104,562	309,819	288,660
Rental income	24,918	23,676	73,859	69,950
Sales of ice cream products	27,118	25,591	78,283	73,532
Sales at company-owned restaurants	5,913	3,073	16,706	8,409
Other revenues	5,923	6,606	17,811	19,142
Total revenues	171,719	163,508	496,478	459,693
Operating costs and expenses:
Occupancy expenses—franchised restaurants	12,965	13,073	38,797	38,278
Cost of ice cream products	19,211	18,975	56,000	52,795
Company-owned restaurant expenses	6,021	3,125	16,967	8,900
General and administrative expenses, net	55,630	68,340	186,550	170,508
Depreciation	9,011	6,128	22,533	18,350
Amortization of other intangible assets	6,669	7,001	20,317	21,106
Impairment charges	564	163	950	1,220
Total operating costs and expenses	110,071	116,805	342,114	311,157
Equity in net income of joint ventures	8,697	7,409	17,314	12,206
Operating income	70,345	54,112	171,678	160,742
Other income (expense):
Interest income	126	138	383	403
Interest expense	(18,920)	(24,065)	(52,306)	(86,905)
Loss on debt extinguishment and refinancing transactions	(3,963)	(18,050)	(3,963)	(34,222)
Other losses, net	(265)	(423)	(472)	(11)
Total other expense	(23,022)	(42,400)	(56,358)	(120,735)
Income before income taxes	47,323	11,712	115,320	40,007
Provision for income taxes	18,022	4,300	41,886	17,156
Net income including noncontrolling interests	29,301	7,412	73,434	22,851
Net loss attributable to noncontrolling interests	(225)	—	(539)	—
Net income attributable to Dunkin’ Brands	$29,526	7,412	73,973	22,851
Earnings (loss) per share:
Class L—basic and diluted	$ n/a	4.46	n/a	6.14
Common—basic	0.26	(1.01)	0.63	(2.00)
Common—diluted	0.26	(1.01)	0.62	(2.00)
Cash dividends declared per common share	0.15	—	0.45	—
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net income including noncontrolling interests	$29,301	7,412	73,434	22,851
Other comprehensive income (loss), net:
Effect of foreign currency translation	4,364	(136)	1,143	7,916
Unrealized losses on interest rate swaps	(2,454)	—	(2,454)	—
Unrealized loss on pension adjustment	(1,451)	—	(1,451)	—
Other	(125)	(303)	(1,739)	(254)
Total other comprehensive income (loss)	334	(439)	(4,501)	7,662
Comprehensive income including noncontrolling interests	29,635	6,973	68,933	30,513
Comprehensive loss attributable to noncontrolling interests	(225)	—	(539)	—
Comprehensive income attributable to Dunkin’ Brands	$29,860	6,973	69,472	30,513
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 29, 2012	September 24, 2011
Cash flows from operating activities:
Net income including noncontrolling interests	$73,434	22,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,850	39,456
Amortization of deferred financing costs and original issue discount	4,110	4,814
Loss on debt extinguishment and refinancing transactions	3,963	34,222
Impact of unfavorable operating leases acquired	(1,804)	(2,591)
Deferred income taxes	(12,901)	488
Impairment charges	950	1,220
Provision for (recovery of) bad debt	(586)	1,095
Share-based compensation expense	5,907	3,414
Equity in net income of joint ventures	(17,314)	(12,206)
Dividends received from joint ventures	6,497	7,362
Other, net	(519)	(1,115)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	9,401	32,047
Other current assets	(247)	3,770
Accounts payable	(1,442)	3,296
Other current liabilities	(37,796)	(48,420)
Liabilities of advertising funds, net	(2,222)	(1,645)
Income taxes payable, net	(13,971)	(11,855)
Deferred income	(1,137)	(5,041)
Other, net	257	(121)
Net cash provided by operating activities	57,430	71,041
Cash flows from investing activities:
Additions to property and equipment	(13,379)	(12,800)
Other, net	(925)	2,115
Net cash used in investing activities	(14,304)	(10,685)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	390,091
Repurchases of common stock	(450,343)	(286)
Proceeds from issuance of long-term debt	396,000	250,000
Repayment of long-term debt	(15,441)	(635,366)
Payment of deferred financing and other debt-related costs	(5,773)	(20,087)
Dividends paid on common stock	(54,189)	—
Other, net	5,188	3,416
Net cash used in financing activities	(124,558)	(12,232)
Effect of exchange rates on cash and cash equivalents	359	(375)
Increase (decrease) in cash and cash equivalents	(81,073)	47,749
Cash and cash equivalents, beginning of period	246,715	134,100
Cash and cash equivalents, end of period	$165,642	181,849
Supplemental cash flow information:
Cash paid for income taxes	$70,106	28,512
Cash paid for interest	47,493	82,034
Noncash investing activities:
Property and equipment included in accounts payable and accrued expenses	1,424	753
Purchase of leaseholds in exchange for capital lease obligations	2,703	—
Offering costs included in accounts payable and accrued expenses	—	126

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1) Description of Business and Organization
Dunkin’ Brands Group, Inc. (“DBGI”), together with its consolidated subsidiaries, is one of the world’s largest franchisors of restaurants serving coffee and baked goods as well as ice cream within the quick service restaurant segment of the restaurant industry. We develop, franchise, and license a system of both traditional and nontraditional quick service restaurants and, in limited circumstances, own and operate individual locations. Through our Dunkin’ Donuts brand, we develop and franchise restaurants featuring coffee, donuts, bagels, and related products. Through our Baskin-Robbins brand, we develop and franchise restaurants featuring ice cream, frozen beverages, and related products. Additionally, we distribute Baskin-Robbins ice cream products to Baskin-Robbins franchisees and licensees in certain international markets.
Throughout these financial statements, “Dunkin’ Brands,” “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.
(2) Summary of Significant Accounting Policies
(a) Unaudited Financial Statements
The consolidated balance sheet as of September 29, 2012, the consolidated statements of operations and comprehensive income for the three and nine months ended September 29, 2012 and September 24, 2011, and the consolidated statements of cash flows for the nine months ended September 29, 2012 and September 24, 2011, are unaudited.
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
(b) Fiscal Year
The Company operates and reports financial information on a 52-week (or 53-week) year on a 13-week (or 14-week) quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th (or 14th) Saturday of each quarter. The data periods contained within our three- and nine-month periods ended September 29, 2012 and September 24, 2011 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012.
(c) Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended.

(d) Fair Value of Financial Instruments
The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $4.3 million and $4.8 million as of September 29, 2012 and December 31, 2011, respectively, approximates fair value.
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
Financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2012 are summarized as follows (in thousands):

	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Mutual funds	$2,845	—
Total assets	$2,845	—
Liabilities:
Deferred compensation liabilities	$—	7,394
Interest rate swaps	—	2,454
Total liabilities	$—	9,848
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
The Company uses readily available market data to value its interest rate swaps, such as interest rate curves and discount factors. Additionally, the fair value of derivatives includes consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input, as defined under U.S. GAAP. As the magnitude of the CVA is not a significant component of the fair value of the interest rate swaps as of September 29, 2012, it is not considered a significant input and the derivatives are classified as Level 2.
The carrying value and fair value of long-term debt was $1.850 billion and $1.853 billion, respectively, as of September 29, 2012. The fair value of our term loans is estimated based on current bid prices for our term loans. As such, our term loans are classified within Level 2, as defined under U.S. GAAP.
(e) Derivative Instruments and Hedging Activities
The Company uses derivative instruments to hedge interest rate risks.  These derivative contracts are entered into with financial institutions.  The Company does not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.
We record all derivative instruments on our consolidated balance sheets at fair value.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the results of operations immediately.  See note 6 for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments, and fair value information.
(f) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees and royalty income. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At September 29, 2012 and December 31, 2011, one master licensee accounted for approximately 20% and 17%, respectively, of total accounts receivable, net, which was primarily due to the timing of orders and shipments of ice cream to the master licensee. No other individual franchisee or master licensee accounts for more than 10% of total revenues or accounts and notes receivable.
(g) Recent Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance, which permits an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An entity that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This guidance was adopted by the Company in fiscal year 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In September 2011, the FASB issued new guidance, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. This guidance was adopted by the Company in fiscal year 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
(h) Reclassifications
The Company has revised the presentation of certain captions within the consolidated statements of operations to present sales at company-owned restaurants and company-owned restaurant expenses within individual captions. In prior periods, the sales and expenses have been included in other revenues and general and administrative expenses, net, respectively. Prior period financial statements have been revised to conform to the current period presentation. The revisions had no impact on total revenues, operating income, income before income taxes, or net income.
(i) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Royalty income	$98,858	93,811	286,487	264,479
Initial franchise fees, including renewal income	8,989	10,751	23,332	24,181
Total franchise fees and royalty income	$107,847	104,562	309,819	288,660
The changes in franchised and company-owned points of distribution were as follows:

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Systemwide Points of Distribution
Franchised points of distribution—beginning of period	16,980	16,406	16,763	16,162
Franchises opened	310	299	879	893
Franchises closed	(124)	(201)	(472)	(562)
Net transfers (to) from company-owned points of distribution	—	(1)	(4)	10
Franchised points of distribution in operation—end of period	17,166	16,503	17,166	16,503
Company-owned points of distribution—end of period	37	22	37	22
Total systemwide points of distribution—end of period	17,203	16,525	17,203	16,525
(4) Goodwill and Other Intangible Assets
The changes in the gross carrying amount of goodwill from December 31, 2011 to September 29, 2012 are primarily due to goodwill acquired related to the acquisition of company-owned points of distribution and the impact of foreign currency fluctuations.
Other intangible assets at September 29, 2012 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$384,264	(134,680)	249,584
Favorable operating leases acquired	15	79,474	(35,380)	44,094
License rights	10	6,230	(4,093)	2,137
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,660,938	(174,153)	1,486,785
Other intangible assets at December 31, 2011 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$383,786	(119,091)	264,695
Favorable operating leases acquired	14	83,672	(34,725)	48,947
License rights	10	6,230	(3,623)	2,607
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,664,658	(157,439)	1,507,219
The changes in the gross carrying amounts of other intangible assets from December 31, 2011 to September 29, 2012 are primarily due to the impact of foreign currency fluctuations, the impairment of favorable operating leases acquired resulting from lease terminations, and intangibles acquired related to the acquisition of company-owned points of distribution. Impairment of favorable operating leases acquired totaled $350 thousand and $32 thousand for the three months ended September 29, 2012 and September 24, 2011, respectively, and $667 thousand and $249 thousand for the nine months ended September 29, 2012 and September 24, 2011, respectively, and is included within impairment charges in the consolidated statements of operations.

Total estimated amortization expense for fiscal years 2012 through 2016 is presented below (in thousands). The amount reflected below for fiscal year 2012 includes year-to-date amortization.

Fiscal year:
2012	$26,888
2013	26,250
2014	25,645
2015	25,289
2016	22,313
The impact of our unfavorable leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Increase in rental income	$286	292	814	1,114
Decrease in rental expense	302	601	990	1,477
Total increase in operating income	$588	893	1,804	2,591

(5) Debt
In August 2012, Dunkin’ Brands, Inc. (“DBI”), a subsidiary of DBGI, amended its senior credit facility to provide for additional term loan borrowings of $400.0 million. The additional borrowings were issued with an original issue discount of $4.0 million, resulting in net cash proceeds of $396.0 million. The proceeds were used to fund a repurchase of common stock from certain shareholders (see note 9(c)). In addition, the amendment provides certain changes to the negative covenants contained in the credit agreement and permits increases in future incremental facilities subject to the Company and DBI remaining in compliance with certain specified leverage ratios. In connection with the amendment, the Company recorded costs of $4.0 million, which consisted primarily of fees paid to third parties, within loss on debt extinguishment and refinancing transactions in the consolidated statements of operations, and incurred debt issuance costs of $2.0 million which were capitalized and are included in other assets in the consolidated balance sheets.
Borrowings under the senior credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0%. The applicable margin under the term loan facility is 2.0% for loans based upon the base rate and 3.0% for loans based upon the LIBOR rate. The effective interest rate for term loans, including the amortization of original issue discount and deferred financing costs, was 4.4% at September 29, 2012.
Repayments are required to be made under the term loans equal to approximately $20.0 million per calendar year, payable in quarterly installments through September 2017, with the remaining principal balance due in November 2017. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the credit facility), is less than 4.75x, no excess cash flow payments are required. Under the terms of the senior credit facility, the first excess cash flow payment was due in the first quarter of fiscal year 2012 based on fiscal year 2011 excess cash flow and leverage ratio. In December 2011, the Company made an additional principal payment of $11.8 million that was applied to the 2011 excess cash flow payment due in the first quarter of 2012. Based on fiscal year 2011 excess cash flow and leverage ratio requirements, considering all payments made, the excess cash flow payment required in the first quarter of 2012 was $2.4 million. The excess cash flow payments may be applied to required principal payments. However, the Company intends on making quarterly payments of $5.0 million, which are reflected in the current portion of long-term debt at September 29, 2012. Other events and transactions, such as certain asset sales and incurrence of debt, may trigger additional mandatory prepayments.
(6) Derivative Instruments and Hedging Transactions
The Company is exposed to global market risks, including the effect of changes in interest rates, and may use derivative instruments to mitigate the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. The Company's hedging instruments consist solely of interest rate swaps at September 29, 2012. The Company's risk management objective and strategy with respect to the interest rate swaps is to limit the Company's exposure to increased interest rates on its variable rate debt by reducing the potential variability in cash flow requirements relating to interest payments on a portion of its outstanding debt. The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items.
In September 2012, the Company entered into variable-to-fixed interest rate swap agreements with three counterparties to hedge the risk of increases in cash flows (interest payments) attributable to increases in the three-month LIBOR above 1.0%, the designated benchmark interest rate being hedged, through November 2017. The notional value of the swaps totals $900.0 million, and we are required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.37%, resulting in a total interest rate of approximately 4.37% on the hedged amount when considering the applicable margin. In exchange, we receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a 1.0% floor. The swaps have been designated as hedging instruments and are classified as cash flow hedges. They are recognized on the Company's consolidated balance sheets at fair value and classified based on the instruments' maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (loss) and/or current earnings.
The fair values of derivatives instruments consisted of the following (in thousands):

	September 29, 2012	December 31, 2011	Consolidated Balance Sheet Classification
Interest rate swaps - liability	$2,454	—	Other long-term liabilities
Total fair values of derivative instruments - liability	$2,454	—

There was no ineffectiveness of the interest rate swaps since inception, and therefore, ineffectiveness had no impact on the consolidated statements of operations for the three and nine months ended September 29, 2012. The Company recorded $19 thousand of interest expense related to the swaps which is included in interest expense, net in the consolidated statements of operations for the three and nine months ended September 29, 2012. As of September 29, 2012, unrealized losses on interest rate swaps of $2.5 million were recorded in accumulated other comprehensive income (loss) (see note 9(e)). During the next twelve months, the Company estimates that $3.4 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense, net, based on current projections of LIBOR.

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. To mitigate counterparty credit risk, the Company only enters into contracts with major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of its counterparties. At September 29, 2012, all of the counterparties to our interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 29, 2012, the termination value of derivatives is in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $2.3 million. As of September 29, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 29, 2012, it could have been required to settle its obligations under the agreements at their termination value of $2.3 million.
(7) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 29, 2012	December 31, 2011
Gift card/certificate liability	$87,731	144,965
Accrued salary and benefits	27,229	31,001
Accrued legal liabilities (see note 12(d))	27,581	4,658
Accrued professional costs	2,832	3,427
Other	18,899	16,546
Total other current liabilities	$164,272	200,597

The decrease in the gift card/certificate liability is driven by the seasonality of our gift card program.
(8) Segment Information
The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income, franchise fees, and rental income. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement. Baskin-Robbins International primarily derives its revenues from the sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, other gains and losses, and unallocated corporate charges referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.
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

	Revenues
	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Dunkin’ Donuts U.S.	$123,622	116,866	357,282	325,600
Dunkin’ Donuts International	3,671	3,669	11,489	11,369
Baskin-Robbins U.S.	11,667	12,423	34,259	34,696
Baskin-Robbins International	29,657	27,670	84,004	78,865
Total reportable segment revenues	168,617	160,628	487,034	450,530
Other	3,102	2,880	9,444	9,163
Total revenues	$171,719	163,508	496,478	459,693
Expenses included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Dunkin’ Donuts U.S.	$91,122	88,992	260,981	242,304
Dunkin’ Donuts International	2,402	2,496	7,496	8,827
Baskin-Robbins U.S.	8,069	7,140	22,386	18,716
Baskin-Robbins International	16,047	14,276	35,171	32,542
Total reportable segment profit	117,640	112,904	326,034	302,389
Corporate and other	(31,051)	(45,500)	(110,556)	(100,971)
Interest expense, net	(18,794)	(23,927)	(51,923)	(86,502)
Depreciation and amortization	(15,680)	(13,129)	(42,850)	(39,456)
Impairment charges	(564)	(163)	(950)	(1,220)
Loss on debt extinguishment and refinancing transactions	(3,963)	(18,050)	(3,963)	(34,222)
Other gains, net	(265)	(423)	(472)	(11)
Income before income taxes	$47,323	11,712	115,320	40,007

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

	Equity in net income of joint ventures
	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Dunkin’ Donuts International	$414	51	1,797	944
Baskin-Robbins International	7,504	7,358	12,848	11,262
Total reportable segments	7,918	7,409	14,645	12,206
Other	779	—	2,669	—
Total equity in net income of joint ventures	$8,697	7,409	17,314	12,206
(9) Stockholders’ Equity
(a) Additional Paid-In Capital and Accumulated Deficit
The changes in additional paid-in capital and accumulated deficit were as follows (in thousands):

	Additional paid-in capital	Accumulated deficit
Balance at December 31, 2011	$1,478,291	(752,075)
Net income attributable to Dunkin' Brands	—	73,973
Dividends paid on common stock	(54,189)	—
Share-based compensation expense	5,907	—
Retirement of treasury stock	(180,026)	(270,320)
Other, net	1,228	—
Balance at September 29, 2012	$1,251,211	(948,422)
(b) Secondary Offerings
In April 2012, certain existing stockholders sold 26,400,000 shares of our common stock at a price of $29.50 per share, less underwriting discounts and commissions, in a secondary public offering. Additionally, the underwriters exercised their option to purchase an additional 3,960,000 shares, which were also sold by certain existing stockholders. The Company did not receive any proceeds from the sales of shares by the existing stockholders. The Company incurred approximately $914 thousand of expenses in connection with the offering during the first quarter of fiscal year 2012. Additionally, the Company recorded share-based compensation expense of approximately $1.3 million during the second quarter of fiscal year 2012, related to approximately 1.0 million stock options granted to employees that were not eligible to vest until the sale or disposition of the shares held by our Sponsors (as defined in note 13(b)) that were sold in the secondary offering (performance condition).
In August 2012, certain existing stockholders sold 21,754,659 shares of our common stock at a price of $30.00 per share, less underwriting discounts and commissions, in a secondary offering. The Company did not receive any proceeds from the sales of shares by the existing stockholders. The Company incurred approximately $759 thousand of expenses in connection with the offering during the three months ended September 29, 2012. Additionally, the Company recorded share-based compensation expense of approximately $1.8 million during the three months ended September 29, 2012, related to approximately 1.3 million stock options granted to employees that were not eligible to vest until the sale or disposition of the shares held by our Sponsors that were sold in the offering (performance condition).
(c) Share Repurchase
In August 2012, the Company repurchased a total of 15,000,000 shares of common stock at a price of $30.00 per share from certain existing stockholders, and incurred approximately $334 thousand of third-party costs in connection with the repurchase. The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $450.3 million during the three months ended September 29, 2012, based on the fair market value of the shares on the date of repurchase and the direct costs incurred. Prior to September 29, 2012, the Company retired all outstanding treasury stock, resulting in decreases in common stock and additional paid-in capital of $15 thousand and $180.0 million, respectively, and an increase in accumulated deficit of $270.3 million.
(d) Equity Incentive Plans
The Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (the “2011 Plan”) was adopted in July 2011, and is the only plan under which the Company currently grants awards. A maximum of 7,000,000 shares of common stock may be delivered in satisfaction of awards under the 2011 Plan.
During the nine months ended September 29, 2012, the Company granted options to purchase 746,100 shares of common stock and 22,204 restricted stock units to employees and directors under the 2011 Plan. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of ten years. The restricted stock units vest in equal annual amounts over a one-year or three-year period subsequent to the grant date.
Total compensation expense related to all share-based awards was $3.1 million and $3.0 million for the three months ended September 29, 2012 and September 24, 2011, respectively, and $5.9 million and $3.4 million for the nine months ended September 29, 2012 and September 24, 2011, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.

(e) Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income were as follows (in thousands):

	Effect of foreign currency translation	Unrealized losses on interest rate swaps	Unrealized loss on pension adjustment	Other	Accumulated other comprehensive income
Balance at December 31, 2011	$20,910	—	(1,391)	82	19,601
Current period changes	1,143	(2,454)	(1,451)	(1,739)	(4,501)
Balance at September 29, 2012	$22,053	(2,454)	(2,842)	(1,657)	15,100
(f) Dividends
The Company paid quarterly dividends of $0.15 per share of common stock on March 28, 2012, May 16, 2012 and August 24, 2012, totaling approximately $18.0 million, $18.1 million, and $18.1 million, respectively. On October 25, 2012, we announced that our board of directors approved the next quarterly dividend of $0.15 per share of common stock payable November 14, 2012.

(10) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net income attributable to Dunkin' Brands—basic and diluted	$29,526	7,412	73,973	22,851
Allocation of net income (loss) to common stockholders(1):
Class L—basic and diluted	n/a	101,897	n/a	140,211
Common—basic(2)	29,508	(94,485)	73,842	(117,360)
Common—diluted(2)	29,509	(94,485)	73,863	(117,360)
Weighted average number of common shares:
Class L—basic and diluted	n/a	22,866,379	n/a	22,845,378
Common—basic	112,720,961	93,529,128	117,499,678	58,807,271
Common—diluted	115,075,000	93,529,128	119,459,154	58,807,271
Earnings (loss) per common share:
Class L—basic and diluted	n/a	4.46	n/a	6.14
Common—basic	0.26	(1.01)	0.63	(2.00)
Common—diluted	0.26	(1.01)	0.62	(2.00)

(1)
As the Company had both Class L and common stock outstanding during the three and nine months ended September 24, 2011 and Class L had preference with respect to all distributions, earnings per share is calculated using the two-class method, which requires the allocation of earnings to each class of common stock. The numerator in calculating Class L basic and diluted earnings per share is the Class L preference amount accrued at 9% per annum during the three and nine months ended September 24, 2011.

(2)
Net income allocated to common shareholders for the three months ended September 29, 2012 excludes $18 thousand and $17 thousand for basic and diluted earnings per share, respectively, and $131 thousand and $110 thousand for basic and diluted earnings per share, respectively, for the nine months ended September 29, 2012, that is allocated to participating securities. Participating securities consist of unvested (restricted) shares that contain a nonforfeitable right to participate in dividends. No net loss was allocated to participating securities for the three and nine months ended September 24, 2011 as the participating securities do not participate in losses.

The weighted average number of common shares in the common diluted earnings per share calculation for the three and nine months ended September 24, 2011 excludes all restricted stock and stock options outstanding, as they would be antidilutive. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all performance-based restricted stock and stock options outstanding for which the performance criteria were not yet met as of the fiscal period end. As of September 29, 2012, there were approximately 4,000 common restricted stock awards that were performance-based and for which the performance criteria was not yet met. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes stock options with an exercise price greater than the average market price for the period ("out-of-the-money stock options"). As of September 29, 2012, there were approximately 318,000 out-of-the-money stock options that were excluded from the computation of common diluted earnings per share. There were no Class L common stock equivalents outstanding during the three and nine months ended September 24, 2011.
(11) Income Taxes
Income tax expense and the effective tax rate were $41.9 million and 36.3%, respectively, for the nine months ended September 29, 2012, and $17.2 million and 42.9%, respectively, for the nine months ended September 24, 2011.
During the first quarter of fiscal year 2011, the Company recognized deferred tax expense of $1.9 million due to enacted changes in future state income tax rates. This change in enacted tax rates affects the tax rate expected to be in effect in future periods when the deferred tax assets and liabilities reverse. The Company recorded a net tax benefit of $2.4 million during the nine months ended September 29, 2012, primarily related to the reversal of reserves for uncertain tax positions for which settlement with the taxing authorities was reached.
The federal income tax returns of the Company for fiscal years 2006, 2007, 2008, and 2009 are currently under audit by the Internal Revenue Service (“IRS”), and the IRS has proposed adjustments for fiscal years 2006 and 2007 to increase our taxable income as it relates to our gift card program, specifically to record taxable income upon the activation of gift cards. We have filed a protest to the IRS’ proposed adjustments. If the IRS were to prevail in this matter, the proposed adjustments would result in additional taxable income of approximately $58.9 million for fiscal years 2006 and 2007 and approximately $27.5 million of additional federal and state taxes and interest owed, net of federal and state benefits. If the IRS prevails, a cash payment would be required and the additional taxable income would represent temporary differences that will be deductible in future years. Therefore, the potential tax expense attributable to the IRS adjustments for 2006 and 2007 would be limited to $3.8 million, consisting of federal and state interest, net of federal and state benefits. The IRS proposed adjustments on a similar basis for fiscal years 2008 and 2009.
During the three months ended September 29, 2012, the Company reached a preliminary settlement with the IRS for 2006 and 2007, resulting in a cash payment for the additional federal tax due and interest thereon totaling $0.9 million. In addition, we reached a settlement with the IRS with respect to fiscal years 2008 and 2009 and made a cash payment of $5.7 million for the additional federal tax due. Based on the settlement for 2008 and 2009, we expect to pay additional state taxes and federal and state interest, net of federal and state benefits, of approximately $2.0 million. As part of the agreement for 2008 and 2009, the Company may adopt the same tax method of accounting for our gift cards for 2010, which will require us to make an additional cash payment of $3.1 million for federal and state taxes and interest owed, net of federal and state benefits. As the additional federal and state taxes owed for all periods represent temporary differences that will be deductible in future years, the potential tax expense is limited to federal and state interest, net of federal and state benefits, which we do not expect to be material. While we are awaiting finalization of the agreement for 2006 and 2007, no assurance can be made that the settlement will be accepted, or that we will otherwise prevail in the final resolution of this matter. An unfavorable outcome from any tax audit could result in higher tax costs, penalties, and interest, thereby negatively and adversely impacting our financial condition, results of operations, or cash flows.
(12) Commitments and Contingencies
(a) Lease Commitments
The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under non-cancelable operating and capital lease arrangements.

(b) Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $5.1 million and $6.9 million at September 29, 2012 and December 31, 2011, respectively. At September 29, 2012 and December 31, 2011, there were no amounts under such guarantees that were due. The fair value of the guarantee liability and corresponding asset recorded on the consolidated balance sheets was $684 thousand and $692 thousand, respectively, at September 29, 2012 and $754 thousand and $874 thousand, respectively, at December 31, 2011. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of September 29, 2012 and December 31, 2011, the Company had recorded reserves for such guarantees of $393 thousand and $390 thousand, respectively.
The Company has entered into a third-party guarantee with a distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of September 29, 2012 and December 31, 2011, the Company was contingently liable for $7.1 million and $7.8 million, respectively, under this guarantee. Based on current internal forecasts, the Company believes the franchisees will achieve the required volume of purchases, and therefore, the Company would not be required to make payments under this agreement unless we terminate the contract early. The Company has also entered into a third-party guarantee with this distribution facility that ensures franchisees will sell a certain volume of product each year over a 5-year period. As of September 29, 2012, the Company was contingently liable for $7.5 million under this guarantee. Based on current internal forecasts, the Company believes the franchisees will achieve the required volume of sales, and therefore, the Company would not be required to make payments under this agreement. Additionally, the Company has various supply chain contracts that generally provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. Based on prior history and the Company’s ability to extend contract terms, we have not recorded any liabilities related to these commitments. As of September 29, 2012 and December 31, 2011, we were contingently liable under such supply chain agreements for approximately $37.1 million and $23.9 million, respectively.
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2026. As of September 29, 2012 and December 31, 2011, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $6.8 million and $10.5 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(c) Letters of Credit
At September 29, 2012 and December 31, 2011, the Company had standby letters of credit outstanding for a total of $11.1 million and $11.2 million, respectively. There were no amounts drawn down on these letters of credit.
(d) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During the three months ended September 29, 2012, the Company accrued an additional $250 thousand for interest that continues to accrue on the judgment amount, resulting in an estimated liability of $26.1 million, including the impact of foreign exchange, as of September 29, 2012. The Company had recorded an estimated liability of approximately $3.9 million as of December 31, 2011, representing the Company’s best estimate within the range of losses which could be incurred in connection with this matter. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
The Company is engaged in several other matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At September 29, 2012 and December 31, 2011, contingent liabilities, excluding the Bertico litigation, totaling $1.5 million and $736 thousand, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with these matters could increase by up to an additional $2.0 million based on the outcome of ongoing litigation or negotiations.
(13) Related-Party Transactions
(a) Advertising Funds
At September 29, 2012 and December 31, 2011, the Company had a net payable of $17.3 million and $19.5 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, which amounted to $1.4 million and $1.4 million for the three months ended September 29, 2012 and September 24, 2011, respectively, and $4.3 million and $4.4 million for the nine months ended September 29, 2012 and September 24, 2011, respectively. Such management fees are reflected in the consolidated statements of operations as a reduction in general and administrative expenses, net.
(b) Sponsors

Through the first quarter of fiscal year 2012, DBGI was majority-owned by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”).
In April 2012, certain existing stockholders, including the Sponsors, sold a total of 30,360,000 shares of our common stock (see note 9(b)). In August 2012, the Sponsors sold all of their remaining shares through a registered offering and related repurchase of shares by the Company (see notes 9(b) and 9(c)). One representative of each Sponsor continues to serve on the board of directors.
Prior to the closing of the Company’s initial public offering on August 1, 2011, the Company was charged an annual management fee by the Sponsors of $1.0 million per Sponsor, payable in quarterly installments. In connection with the completion of the initial public offering in August 2011, the Company incurred an expense of approximately $14.7 million related to the termination of the Sponsor management agreement. Including this termination fee, the Company recognized $14.9 million and $16.4 million of expense related to Sponsor management fees during the three and nine months ended September 24, 2011, respectively, which is included in general and administrative expenses, net in the consolidated statements of operations.
At September 29, 2012 and December 31, 2011, certain affiliates of the Sponsors held $43.4 million and $64.8 million, respectively, of term loans, net of original issue discount, issued under the Company’s senior credit facility. The terms of these loans are identical to all other term loans issued to lenders in the senior credit facility.
The Sponsors have historically held a substantial interest in our Company as well as several other entities. The existence of such common ownership and management control could result in differences within our operating results or financial position than if the entities were autonomous; however, we believe such transactions were negotiated at arms-length. The Company made payments to entities under common control totaling approximately $298 thousand and $206 thousand during the three months ended September 29, 2012 and September 24, 2011, respectively, and $1.2 million and $809 thousand during the nine months ended September 29, 2012 and September 24, 2011, respectively, primarily for the purchase of training services and leasing of restaurant space. At September 29, 2012 and December 31, 2011, the Company had a net payable of $150 thousand and $127 thousand, respectively.
(c) Joint Ventures
The Company received royalties from its joint ventures as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
B-R 31 Ice Cream Co., Ltd. (“BR Japan”)	$1,107	1,015	2,257	2,116
BR Korea Co., Ltd. (“BR Korea”)	939	898	2,706	2,551
	$2,046	1,913	4,963	4,667
At September 29, 2012 and December 31, 2011, the Company had $1.2 million and $1.0 million, respectively, of royalties receivable from its joint ventures, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its joint ventures totaling approximately $376 thousand and $497 thousand during the three months ended September 29, 2012 and September 24, 2011, respectively, and $1.1 million and $958 thousand during the nine months ended September 29, 2012 and September 24, 2011, respectively, primarily for the purchase of ice cream products and incentive payments.
(d) Board of Directors
Certain family members of one of our directors hold an ownership interest in an entity that owns and operates Dunkin’ Donuts restaurants and holds the right to develop additional restaurants under store development agreements. The Company received royalty, rental, and other payments from this entity of $216 thousand and $848 thousand during the three and nine months ended September 29, 2012, respectively, and $263 thousand and $420 thousand during the three and nine months ended September 24, 2011, respectively. During the three and nine months ended September 29, 2012, the Company recognized $40 thousand and $120 thousand, respectively, of income related to store development agreements with this entity. All material terms of the franchise and store development agreements with this entity are consistent with other unrelated franchisees in the market.

(14) Closure of Manufacturing Plant
During the second quarter, the Company’s board of directors approved a plan to close our Peterborough, Ontario, Canada manufacturing plant, which supplied ice cream to certain of Baskin-Robbins' international markets. Manufacturing of ice cream products that had been produced in Peterborough began transitioning to existing third-party partner suppliers during the three months ended September 29, 2012, and production ceased at the plant at the end of September 2012. The majority of the costs and activities related to the closure of the plant and transition to third-party suppliers will occur in fiscal year 2012, with the exception of the settlement of our Canadian pension plan, which is subject to government approval that may not be obtained until the end of 2013 or early 2014.
During the three months ended September 29, 2012, the Company recorded costs related to the plant closure of $5.3 million, including $2.6 million of accelerated depreciation on property, plant, and equipment, $1.1 million of incremental ice cream production costs, $0.9 million of one-time termination benefits, and $0.6 million of other costs related to the closing and transition. During the nine months ended September 29, 2012, the Company recorded costs related to the plant closure of $8.9 million, including $3.7 million of accelerated depreciation on property, plant, and equipment, $2.0 million of ongoing termination benefits, $1.1 million of incremental ice cream production costs, $1.1 million of one-time termination benefits, and $1.1 million of other costs related to the closing and transition. The accelerated depreciation and the incremental ice cream production costs are included in depreciation and cost of ice cream products, respectively, in the consolidated statements of operations, while all other costs are included in general and administrative expenses, net in the consolidated statements of operations. The Company expects to incur a total reduction to operating income associated with the plant closing and transition of between $16 million and $18 million. These reductions to operating income are expected to be incurred in fiscal year 2012, with the exception of a loss of approximately $3 million to $4 million related to the settlement of our Canadian pension plan.
The Company has recorded reserves for severance and other related benefits associated with the Peterborough plant closure. The changes in reserves related to the plant closure during the nine months ended September 29, 2012 were as follows (in thousands):

	Nine months ended September 29, 2012
	Ongoing Termination Benefits	One-Time Termination Benefits	Total
Balance at December 31, 2011	$—	—	—
Costs incurred and charged to expense	1,976	1,070	3,046
Costs paid or settled	(199)	(56)	(255)
Impact of foreign exchange rates	50	26	76
Balance at September 29, 2012	$1,827	1,040	2,867
The Company expects the majority of these accrued termination benefits to be paid in the fourth quarter of fiscal year 2012.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These risk and uncertainties include, but are not limited to: the ongoing level of profitability of franchisees and licensees; our franchisees' and licensees' ability to sustain same store sales growth; changes in working relationships with our franchisees and licensees and the actions of our franchisees and licensees; our master franchisees’ relationships with sub-franchisees; the strength of our brand in the markets in which we compete; changes in competition within the quick service restaurant segment of the food industry; changes in consumer behavior resulting from changes in technologies or alternative methods of delivery; economic and political conditions in the countries where we operate; our substantial indebtedness; our ability to protect our intellectual property rights; consumer preferences, spending patterns and demographic trends; the success of our growth strategy and international development; changes in commodity and food prices, particularly coffee, dairy products and sugar, and the other operating costs; shortages of coffee; failure of our network and information technology systems; interruptions or shortages in the supply of products to our franchisees and licensees; the impact of food borne-illness or food safety issues or adverse public or media opinions regarding the health effects of consuming our products; our ability to collect royalty payments from our franchisees and licensees; uncertainties relating to litigation; the ability of our franchisees and licensees to open new restaurants and keep existing restaurants in operation; our ability to retain key personnel; any inability to protect consumer credit card data and catastrophic events.
Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent annual report on Form 10-K and in our quarterly report on Form 10-Q for the quarter ended June 30, 2012. Except as required by applicable law, we do not undertake to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 17,200 points of distribution in 55 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of September 29, 2012, Dunkin’ Donuts had 10,283 global points of distribution with restaurants in 38 U.S. states and the District of Columbia and in 31 foreign countries. Baskin-Robbins had 6,920 global points of distribution as of the same date, with restaurants in 44 U.S. states and the District of Columbia and in 45 foreign countries.
We are organized into four reporting segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We generate revenue from five primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) rental income from restaurant properties that we lease or sublease to franchisees, (iii) sales of ice cream products to franchisees in certain international markets, (iv) retail store revenue at our company-owned restaurants, and (v) other income including fees for the licensing of our brands for products sold in non-franchised outlets, the licensing of the right to manufacture Baskin-Robbins ice cream sold to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 37 company-owned points of distribution as of September 29, 2012, we are less affected by store-level costs and profitability and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the nine months ended September 29, 2012, franchisee contributions to the U.S. advertising funds were $229.2 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter (or 14-week fourth quarter, when applicable) basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday of the fourth quarter, when applicable). The data periods contained within the three- and nine-month periods ended September 29, 2012 and September 24, 2011 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012.
Selected Operating and Financial Highlights

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,583.3	1,501.5	4,604.4	4,263.7
Dunkin’ Donuts International	163.4	161.5	488.8	477.1
Baskin-Robbins U.S.	145.9	149.3	418.6	402.7
Baskin-Robbins International	409.8	389.5	1,047.3	977.5
Total franchisee-reported sales	$2,302.4	2,201.8	6,559.1	6,121.0
Systemwide sales growth	4.7%	8.9%	7.3%	7.1%
Comparable store sales growth:
Dunkin’ Donuts U.S.	2.8%	6.0%	4.5%	4.3%
Dunkin’ Donuts International (a)	2.1%	n/a	2.8%	n/a
Baskin-Robbins U.S.	1.1%	1.7%	4.4%	(0.7)%
Baskin-Robbins International (a)	3.0%	n/a	3.6%	n/a
Financial data (in thousands):
Total revenues	$171,719	163,508	496,478	459,693
Operating income	70,345	54,112	171,678	160,742
Adjusted operating income	85,428	75,947	227,348	197,739
Net income attributable to Dunkin’ Brands	29,526	7,412	73,973	22,851
Adjusted net income	42,118	31,343	113,066	65,582

(a)	Comparable store sales growth data was not available for our international segments until fiscal year 2012.
Our financial results are largely driven by changes in systemwide sales, which include sales by all points of distribution, whether owned by Dunkin’ Brands or by its franchisees and licensees. While we do not record sales by franchisees or licensees as revenue, we believe that this information is important in obtaining an understanding of our financial performance. We believe systemwide sales growth and franchisee-reported sales information aids in understanding how we derive royalty revenue, assists readers in evaluating our performance relative to competitors, and indicates the strength of our franchised brands. Comparable store sales growth represents the growth in average weekly sales for restaurants that have been open at least 54 weeks that have reported sales in the current and comparable prior year week.

Overall growth in systemwide sales of 4.7% and 7.3% for the three and nine months ended September 29, 2012, respectively, over the same period in the prior year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 5.6% and 8.2% for the three and nine months ended September 29, 2012, respectively, as a result of 262 net new restaurants opened since September 24, 2011 and comparable store sales growth of 2.8% and 4.5%, respectively, driven by both increases in average ticket and transactions. Increases in average ticket and transactions resulted from our continued focus on product and marketing innovation with strong beverage sales growth, especially in cold beverages, strong breakfast sandwich sales across both core offerings and differentiated breakfast sandwiches, continued growth in bakery sandwiches, and sales of Dunkin' Donuts K-Cup® portion packs.

•
Dunkin’ Donuts International systemwide sales growth of 1.2% and 2.4% for the three and nine months ended September 29, 2012, respectively, driven primarily by increased sales in the Middle East and South America.

•
Baskin-Robbins U.S. systemwide sales decline of 2.2% for the three months ended September 29, 2012 resulting primarily from a decline in points of distribution, partially offset by comparable store sales growth of 1.1%. Baskin-Robbins U.S. systemwide sales increase of 4.0% for the nine months ended September 29, 2012 resulting primarily from comparable store sales growth of 4.4%, partially offset by a decline in points of distribution. Baskin-Robbins U.S. comparable store sales growth for both the three and nine month periods was driven by product news, custom cake sales, and new beverages.

•
Baskin-Robbins International systemwide sales growth of 5.2% and 7.1% for the three and nine months ended September 29, 2012, respectively, primarily as a result of increased sales in South Korea, Japan, and the Middle East.

The increase in total revenues of approximately $8.2 million, or 5.0%, for the three months ended September 29, 2012 as compared to the comparable period of 2011 primarily resulted from increased franchise fees and royalty income of $3.3 million, a $2.8 million increase in sales at company-owned restaurants due to additional locations acquired since the prior year, and a $1.5 million increase in sales of ice cream products. The increase in total revenues of approximately $36.8 million, or 8.0%, for the nine months ended September 29, 2012 as compared to the comparable period of 2011 primarily resulted from increased franchise fees and royalty income of $21.2 million, an $8.3 million increase in sales at company-owned restaurants due to additional locations acquired, and increased sales of ice cream products of $4.8 million.
Operating income for the three months ended September 29, 2012 increased $16.2 million, or 30.0%, from the comparable period of the prior year. This increase resulted primarily from a $14.7 million expense incurred in the prior year related to the termination of the Sponsor management agreement in connection with the Company's initial public offering, as well as the $3.3 million increase in franchise fees and royalty income, offset by $2.9 million of incremental depreciation primarily resulting from the announced closure of our ice cream manufacturing plant in Peterborough, Ontario, Canada. Operating income for the nine months ended September 29, 2012 increased $10.9 million, or 6.8%, from the comparable period of the prior year primarily from the $21.2 million increase in franchise fees and royalty income, the $14.7 million expense incurred in the prior year related to the termination of the Sponsor management agreement, and a $5.1 million increase in income from our joint ventures, offset by a $20.7 million increase in the legal reserve related to the Bertico litigation and $8.9 million of costs associated with the announced closure of our ice cream manufacturing plant in Peterborough, Ontario, Canada.
Adjusted operating income increased $9.5 million, or 12.5%, for the three months ended September 29, 2012 primarily as a result of the increase in revenues and continued general and administrative expense leverage. Adjusted operating income increased $29.6 million, or 15.0%, for the nine months ended September 29, 2012 driven by the $21.2 million increase in franchise fees and royalty income and a $5.1 million increase in equity in net income from joint ventures.
Net income increased $22.1 million for the three months ended September 29, 2012 resulting from the $16.2 million increase in operating income, a $14.1 million decrease in loss on debt extinguishment and refinancing transactions due to costs recorded in the prior year resulting from the upsizing and repricing of long-term debt, and a $5.1 million decrease in interest expense, offset by a $13.7 million increase in tax expense. Net income increased $51.1 million for the nine months ended September 29, 2012 resulting from a $34.6 million decrease in interest expense, a $30.3 million decrease in loss on debt extinguishment and refinancing transactions, and the $10.9 million increase in operating income, offset by a $24.7 million increase in tax expense.
Adjusted net income increased $10.8 million for the three months ended September 29, 2012 primarily as a result of a $9.5 million increase in adjusted operating income and a $5.1 million decrease in interest expense, offset by a $4.2 million increase in income tax expense resulting from the higher profit. Adjusted net income increased $47.5 million for the nine months ended September 29, 2012 primarily as a result of a $34.6 million decrease in interest expense and a $29.6 million increase in adjusted operating income, offset by a $16.8 million increase in income tax expense resulting from the higher profit.
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

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In thousands)
Operating income	$70,345	54,112	171,678	160,742
Adjustments:
Amortization of other intangible assets	6,669	7,001	20,317	21,106
Impairment charges	564	163	950	1,220
Sponsor termination fee	—	14,671	—	14,671
Secondary offering costs	2,579	—	4,774	—
Peterborough plant closure costs(a)	5,271	—	8,949	—
Bertico litigation(b)	—	—	20,680	—
Adjusted operating income	$85,428	75,947	227,348	197,739
Net income attributable to Dunkin’ Brands	$29,526	7,412	73,973	22,851
Adjustments:
Amortization of other intangible assets	6,669	7,001	20,317	21,106
Impairment charges	564	163	950	1,220
Sponsor termination fee	—	14,671	—	14,671
Secondary offering costs	2,579	—	4,774	—
Peterborough plant closure costs(a)	5,271	—	8,949	—
Bertico litigation(b)	—	—	20,680	—
Loss on debt extinguishment and refinancing transactions	3,963	18,050	3,963	34,222
Tax impact of adjustments, excluding Bertico litigation(c)	(7,618)	(15,954)	(15,581)	(28,488)
Tax impact of Bertico adjustment(d)	1,164	—	(4,959)	—
Adjusted net income	$42,118	31,343	113,066	65,582

(a)
Represents costs incurred related to the announced closure of the Baskin-Robbins ice cream manufacturing plant in Peterborough, Canada, including $1.0 million and $2.9 million of severance-related charges for the three and nine months ended September 29, 2012, respectively, $2.6 million and $3.7 million of accelerated depreciation for the three and nine months ended September 29, 2012, respectively, $1.1 million of incremental costs of ice cream products for the three and nine months ended September 29, 2012, and other transition-related costs.

(b)
Represents the incremental legal reserve recorded in the second quarter of 2012 related to the Quebec Superior Court’s ruling in the Bertico litigation, in which the Court found for the Plaintiffs and issued a judgment against Dunkin’ Brands in the amount of approximately $C16.4 million (approximately $15.9 million), plus costs and interest.

(c)	Tax impact of adjustments, excluding the Bertico litigation, calculated at a 40% effective tax rate for each period presented.

(d)
Tax impact of Bertico litigation adjustment calculated as if the incremental reserve had not been recorded. The tax impact recorded in the second quarter of 2012 was a $3.9 million tax benefit representing the actual direct tax benefit expected to be realized, as well as a $2.2 million tax benefit recorded that will fully reverse in the third and fourth quarters of 2012 based on interim tax provision requirements. The tax impact for the three months ended September 29, 2012 represents $1.2 million of the tax benefit that was expected to reverse.

Earnings per share
Earnings per share and diluted adjusted earnings per pro forma common share were as follows:

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Earnings (loss) per share:
Class L—basic and diluted	$ n/a	4.46	n/a	6.14
Common—basic	0.26	(1.01)	0.63	(2.00)
Common—diluted	0.26	(1.01)	0.62	(2.00)
Diluted adjusted earnings per pro forma common share	0.37	0.28	0.94	0.64
On August 1, 2011, the Company completed its initial public offering. Immediately prior to the offering, each share of the Company’s Class L common stock converted into approximately 2.4338 shares of common stock. The number of common shares used in the calculation of diluted adjusted earnings per pro forma common share for the three and nine months ended September 24, 2011 gives effect to the conversion of all outstanding shares of Class L common stock at the conversion factor of 2.4338 common shares for each Class L share, as if the conversion was completed at the beginning of that fiscal period. The calculation of diluted adjusted earnings per pro forma common share also includes the dilutive effect of common restricted shares and stock options, using the treasury stock method. No pro forma adjustments have been made to the number of common shares used in the calculation of diluted adjusted earnings per pro forma common share for the three or nine months ended September 29, 2012, as all Class L common stock had converted to common shares prior to the beginning of that fiscal period. Diluted adjusted earnings per pro forma common share is calculated using adjusted net income, as defined above.
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

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(In thousands, except share and per share data)
Adjusted net income available to common shareholders:
Adjusted net income	$42,118	31,343	113,066	65,582
Less: Adjusted net income allocated to participating securities	(36)	(26)	(178)	(354)
Adjusted net income available to common shareholders	$42,082	31,317	112,888	65,228
Pro forma weighted average number of common shares—diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding (a)	—	22,866,379	—	22,845,378
Adjustment to weight Class L shares over respective fiscal period (a)	—	(15,328,012)	—	(5,104,722)
Weighted average number of Class L shares	—	7,538,367	—	17,740,656
Class L conversion factor	—	2.4338	—	2.4338
Weighted average number of converted Class L shares	—	18,347,071	—	43,177,665
Weighted average number of common shares	112,720,961	93,529,128	117,499,678	58,807,271
Pro forma weighted average number of common shares—basic	112,720,961	111,876,199	117,499,678	101,984,936
Incremental dilutive common shares (b)	2,354,039	1,401,643	1,959,476	735,242
Pro forma weighted average number of common shares—diluted	115,075,000	113,277,842	119,459,154	102,720,178
Diluted adjusted earnings per pro forma common share	$0.37	0.28	0.94	0.64

(a)
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

(b)	Represents the dilutive effect of restricted shares and stock options, using the treasury stock method.
Results of operations
Consolidated results of operations

	Three months ended				Nine months ended
	September 29, 2012	September 24, 2011	Increase (Decrease)		September 29, 2012	September 24, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$107,847	104,562	3,285	3.1%	$309,819	288,660	21,159	7.3%
Rental income	24,918	23,676	1,242	5.2%	73,859	69,950	3,909	5.6%
Sales of ice cream products	27,118	25,591	1,527	6.0%	78,283	73,532	4,751	6.5%
Sales at company-owned restaurants	5,913	3,073	2,840	92.4%	16,706	8,409	8,297	98.7%
Other revenues	5,923	6,606	(683)	(10.3)%	17,811	19,142	(1,331)	(7.0)%
Total revenues	$171,719	163,508	8,211	5.0%	$496,478	459,693	36,785	8.0%
Total revenues for the three and nine months ended September 29, 2012 increased $8.2 million, or 5.0%, and $36.8 million, or 8.0%, respectively. The increase in total revenues was driven by an increase in franchise fees and royalty income of $3.3 million and $21.2 million for the three and nine month periods, respectively, mainly as a result of Dunkin’ Donuts U.S. systemwide sales growth. Sales at company-owned restaurants also increased $2.8 million and $8.3 million for the three and nine month periods, respectively, due to the acquisition of restaurants since the prior year. Sales of ice cream products contributed $1.5 million and $4.8 million to the overall increase in revenues for the three and nine month periods, respectively, driven by strong sales to the Middle East. Additionally, rental income increased $1.2 million and $3.9 million for the three and nine month periods, respectively, primarily as a result of increases in sales-based rental income.

	Three months ended				Nine months ended
	September 29, 2012	September 24, 2011	Increase (Decrease)		September 29, 2012	September 24, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses-franchised restaurants	$12,965	13,073	(108)	(0.8)%	$38,797	38,278	519	1.4%
Cost of ice cream products	19,211	18,975	236	1.2%	56,000	52,795	3,205	6.1%
Company-owned restaurant expenses	6,021	3,125	2,896	92.7%	16,967	8,900	8,067	90.6%
General and administrative expenses, net	55,630	68,340	(12,710)	(18.6)%	186,550	170,508	16,042	9.4%
Depreciation and amortization	15,680	13,129	2,551	19.4%	42,850	39,456	3,394	8.6%
Impairment charges	564	163	401	246.0%	950	1,220	(270)	(22.1)%
Total operating costs and expenses	$110,071	116,805	(6,734)	(5.8)%	$342,114	311,157	30,957	9.9%
Equity in net income of joint ventures	8,697	7,409	1,288	17.4%	17,314	12,206	5,108	41.8%
Operating income	$70,345	54,112	16,233	30.0%	$171,678	160,742	10,936	6.8%
Occupancy expenses for franchised restaurants for the three and nine months ended September 29, 2012 remained consistent with the prior year, with fluctuations resulting from higher sales at locations with sales-based rent and changes in lease reserves recorded for closed locations.
Net margin on ice cream products for the three and nine months ended September 29, 2012 increased $1.3 million, or 19.5%, and $1.5 million, or 7.5%, respectively, from the prior year primarily as a result of the increased volume to the Middle East, as well as reduced commodity costs year-over-year.
Company-owned restaurant expenses for the three and nine months ended September 29, 2012 increased $2.9 million, or 92.7%, and $8.1 million, or 90.6%, respectively, from the prior year due to the acquisition of restaurants since the prior year, and was consistent with the increase in sales at company-owned restaurants.
General and administrative expenses for the nine months ended September 29, 2012 were impacted by an incremental legal reserve of $20.7 million recorded upon the Canadian court’s ruling in June 2012 in the Bertico litigation. Also impacting general and administrative expenses in the three and nine months ended September 29, 2012 were $1.6 million and $4.1 million, respectively, of costs associated with the announced closure of our ice cream manufacturing plant in Canada, consisting primarily of severance and other transition-related costs. General and administrative expenses for the three and nine months ended September 29, 2012 also include $2.6 million and $4.8 million, respectively, of transaction costs and incremental share-based compensation related to the secondary offerings and share repurchases that were completed in April and August 2012. For the three and nine months ended September 24, 2011, general and administrative expenses includes $14.7 million related to the termination of the Sponsor management agreement upon completion of the Company’s initial public offering, as well as $2.6 million of share-based compensation expense related to awards that were not eligible to vest until completion of an initial public offering or change of control.
Excluding the items noted above, general and administrative expenses for the three months ended September 29, 2012 remained consistent with the prior year, increasing less than 1.0%, or $0.4 million. For the nine months ended September 29, 2012, general and administrative expenses, excluding the items noted above, increased $3.7 million, or 2.4%, primarily driven by an $11.2 million increase in personnel and travel costs related to continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy, higher projected incentive compensation payouts, and additional stock compensation expense. Offsetting these increases for the nine months ended September 29, 2012 was a $4.3 million decrease in other general and administrative costs due to the roll-out of a new point-of-sale system for Baskin-Robbins franchisees and additional contributions made to the advertising funds to support brand-building advertising in the prior year, as well as a $2.8 million decline in professional and legal expenses.
Depreciation and amortization for the three and nine months ended September 29, 2012 increased $2.6 million and $3.4 million, respectively, from the prior year comparable periods. These increases resulted primarily from $2.6 million and $3.7 million of accelerated depreciation recorded during the three and nine months ended September 29, 2012, respectively, as a result of the announced closure of the ice cream manufacturing plant in Canada.
As a result of the announced closure of our ice cream manufacturing plant, the Company expects to incur a total reduction to operating income associated with the plant closing and transition of between $16 million and $18 million, of which $4 million is non-cash, accelerated depreciation on existing plant assets. These reductions to operating income are expected to be incurred in fiscal year 2012, with the exception of a loss of approximately $3 million to $4 million related to the settlement of our Canadian pension plan. Additionally, the Company expects to realize annual pre-tax savings in cost of ice cream products of approximately $4 million to $5 million beginning in fiscal year 2013.
The fluctuations in impairment charges for the three and nine months ended September 29, 2012 resulted from the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.
Equity in net income of joint ventures increased $1.3 million and $5.1 million for the three and nine months ended September 29, 2012, respectively, driven primarily by a reduction of $0.8 million and $2.7 million, respectively, in depreciation and amortization expense reported for South Korea. The reduction in depreciation and amortization expense resulted from the impairment charge recorded by the Company in fiscal year 2011 related to the underlying goodwill, intangible assets, and long-lived assets of the South Korea joint venture. Equity in net income of joint ventures for the nine months ended September 29, 2012 was also driven by strong performance at our South Korea joint venture.

	Three months ended				Nine months ended
	September 29, 2012	September 24, 2011	Increase (Decrease)		September 29, 2012	September 24, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$18,794	23,927	(5,133)	(21.5)%	$51,923	86,502	(34,579)	(40.0)%
Loss on debt extinguishment and refinancing transactions	3,963	18,050	(14,087)	(78.0)%	3,963	34,222	(30,259)	(88.4)%
Other losses, net	265	423	(158)	(37.4)%	472	11	461	4,190.9%
Total other expense	$23,022	42,400	(19,378)	(45.7)%	$56,358	120,735	(64,377)	(53.3)%
The decrease in net interest expense for the three and nine months ended September 29, 2012 resulted primarily from the repayment of $375.0 million of 9.625% senior notes with proceeds from the Company’s initial public offering completed in August 2011. Offsetting this decrease was incremental interest expense on $400.0 million of additional term loan borrowings at an interest rate of 4.0%, which were used to repurchase 15.0 million shares of common stock from certain shareholders in August 2012. Net interest expense for the nine months ended September 29, 2012 as compared to the prior year also benefited from the re-pricing of outstanding term loans in conjunction with the February and May 2011 upsize transactions, the proceeds of which were used to repay the higher rate senior notes. Considering the $400.0 million of additional term loan borrowings and the variable-to-fixed interest rate swap agreements entered into in September 2012 on $900.0 million notional amount of our outstanding term loan borrowings, we expect to incur additional interest expense of approximately $2.7 million per quarter as compared to the three months ended September 29, 2012.
The loss on debt extinguishment and refinancing transactions for the three and nine months ended September 29, 2012 of $4.0 million primarily related to the $400.0 million of additional term loan borrowings in August 2012. The loss on debt extinguishment and refinancing transactions for the three and nine months ended September 24, 2011 resulted from the term loan upsize and re-pricing transactions and related repayments of senior notes completed in the first and second quarters of 2011, as well as the repayment of senior notes with proceeds from the Company's initial public offering in the third quarter of 2011.
The fluctuation in other losses, net, for the three and nine months ended September 29, 2012 resulted primarily from foreign exchange losses due to fluctuations in the U.S. dollar against the Canadian dollar as compared to the corresponding periods in the prior year.

	Three months ended		Nine months ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	($ in thousands, except percentages)
Income before income taxes	$47,323	11,712	115,320	40,007
Provision for income taxes	18,022	4,300	41,886	17,156
Effective tax rate	38.1%	36.7%	36.3%	42.9%
The increase in the effective tax rate for the three months ended September 29, 2012 primarily resulted from the impact on the projected fiscal year 2012 effective tax rate from the incremental legal reserve recorded related to the Bertico litigation in Canada. The effective tax rate for the nine months ended September 29, 2012 was favorably impacted by net tax benefits of approximately $2.4 million primarily related to the reversal of reserves for uncertain tax positions for which settlement with the taxing authorities was reached during the period. The higher effective tax rate for the nine months ended September 24, 2011 was primarily attributable to enacted increases in state tax rates, which resulted in additional deferred tax expense of approximately $1.9 million in the prior year. The effective tax rate for the nine months ended September 24, 2011 was also impacted by reduced income before income taxes, driven by the loss on debt extinguishment and refinancing transactions, which magnified the impact of permanent and other tax differences.
Operating segments
We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, other gains and losses, and unallocated corporate charges, referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments include equity in net income from joint ventures. For reconciliations to total revenues and income before income taxes, see the notes to our consolidated financial statements. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through arrangements with third parties in which our brand names are used and revenue generated from online training programs for franchisees that are not allocated to a specific segment.
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
Dunkin’ Donuts U.S.

	Three months ended				Nine months ended
	September 29, 2012	September 24, 2011	Increase (Decrease)		September 29, 2012	September 24, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$85,328	80,659	4,669	5.8%	$248,077	228,285	19,792	8.7%
Franchise fees	7,913	9,653	(1,740)	(18.0)%	20,482	20,443	39	0.2%
Rental income	23,720	22,259	1,461	6.6%	70,184	65,588	4,596	7.0%
Sales at company-owned restaurants	5,913	2,969	2,944	99.2%	16,549	8,095	8,454	104.4%
Other revenues	748	1,326	(578)	(43.6)%	1,990	3,189	(1,199)	(37.6)%
Total revenues	$123,622	116,866	6,756	5.8%	$357,282	325,600	31,682	9.7%
Segment profit	$91,122	88,992	2,130	2.4%	$260,981	242,304	18,677	7.7%
The increases in Dunkin’ Donuts U.S. revenues for the three and nine months ended September 29, 2012 were primarily driven by increases in royalty income of $4.7 million and $19.8 million, respectively, as a result of increases in systemwide sales for each period. Also contributing to the increases in Dunkin’ Donuts U.S. revenues were increases in sales at company-owned restaurants of $2.9 million and $8.5 million for the three and nine month periods, respectively, driven by incremental sales from acquisitions of company-owned restaurants. Increases in rental income of $1.5 million and $4.6 million for the three and nine month periods, respectively, also contributed to the increase in Dunkin’ Donuts U.S. revenues. Offsetting these increases for the three months ended September 29, 2012 was a decrease in franchise fees of $1.7 million due to the timing of franchisee renewal income.
The increase in Dunkin’ Donuts U.S. segment profit for the three and nine months ended September 29, 2012 of $2.1 million and $18.7 million, respectively, was driven by the increases in royalty income and rental income, net of the decrease in franchise fees, of $4.4 million and $24.4 million for the three and nine month periods, respectively. Offsetting these increases in revenues were increases in personnel costs and travel of $1.5 million and $5.6 million for the three and nine month periods, respectively, related to investment in our Dunkin’ Donuts U.S. contiguous growth strategy and higher projected incentive compensation payouts.
Dunkin’ Donuts International

	Three months ended				Nine months ended
	September 29, 2012	September 24, 2011	Increase (Decrease)		September 29, 2012	September 24, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$3,224	3,175	49	1.5%	$9,948	9,472	476	5.0%
Franchise fees	379	405	(26)	(6.4)%	1,245	1,645	(400)	(24.3)%
Rental income	69	49	20	40.8%	150	213	(63)	(29.6)%
Other revenues	(1)	40	(41)	(102.5)%	146	39	107	274.4%
Total revenues	$3,671	3,669	2	0.1%	$11,489	11,369	120	1.1%
Segment profit	$2,402	2,496	(94)	(3.8)%	$7,496	8,827	(1,331)	(15.1)%
Revenues for Dunkin’ Donuts International remained consistent for the three months ended September 29, 2012 as compared to the prior year comparable period. Dunkin’ Donuts International revenues for the nine months ended September 29, 2012 increased $0.1 million from the prior year, with a $0.5 million increase in royalty income driven by the increase in systemwide sales being offset by a decrease of $0.4 million in franchise fees as the prior year included a deposit retained from a former licensee in Mexico.
Segment profit for Dunkin’ Donuts International remained consistent for the three months ended September 29, 2012, as an increase in income from the South Korea joint venture of $0.4 million was offset by an increase in personnel costs and travel of $0.4 million as a result of continued investment in the operational infrastructure of the segment. Segment profit for Dunkin’ Donuts International decreased $1.3 million for the nine months ended September 29, 2012 driven by an increase in personnel costs and travel of $1.2 million and an increase in professional, legal, and other general and administrative costs of $1.0 million. These increases in expenses were offset by an increase in income from the South Korea joint venture of $0.9 million for the nine months ended September 29, 2012.
Baskin-Robbins U.S.

	Three months ended				Nine months ended
	September 29, 2012	September 24, 2011	Increase (Decrease)		September 29, 2012	September 24, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$7,381	7,488	(107)	(1.4)%	$21,194	20,105	1,089	5.4%
Franchise fees	262	357	(95)	(26.6)%	627	1,032	(405)	(39.2)%
Rental income	969	1,180	(211)	(17.9)%	3,036	3,582	(546)	(15.2)%
Sales of ice cream products	908	947	(39)	(4.1)%	3,011	2,875	136	4.7%
Sales at company-owned restaurants	—	104	(104)	(100.0)%	157	314	(157)	(50.0)%
Other revenues	2,147	2,347	(200)	(8.5)%	6,234	6,788	(554)	(8.2)%
Total revenues	$11,667	12,423	(756)	(6.1)%	$34,259	34,696	(437)	(1.3)%
Segment profit	$8,069	7,140	929	13.0%	$22,386	18,716	3,670	19.6%
Revenues for Baskin-Robbins U.S. for the three months ended September 29, 2012 decreased $0.8 million, or 6.1% from the prior year, driven by a $0.2 million decline in rental income primarily as a result of fewer leased locations, a $0.2 million decline in other revenues primarily as a result of a decline in licensing income, a $0.1 million decline in royalty income driven by the decrease in systemwide sales, and a $0.1 million decline in sales at company-owned restaurants due to the closure of a restaurant. Baskin-Robbins U.S. revenues decreased $0.4 million, or 1.3%, for the nine months ended September 29, 2012 primarily from declines in other revenues of $0.6 million, rental income of $0.5 million, and franchise fees of $0.4 million, offset by an increase of $1.1 million in royalty income driven by the increase in systemwide sales.
Baskin-Robbins U.S. segment profit for the three and nine months ended September 29, 2012 increased $0.9 million and $3.7 million, respectively. These segment profit increases resulted primarily from decreases in other general and administrative expenses of $1.4 million and $3.6 million for the three and nine month periods, respectively, driven by costs incurred in the prior year related to the roll-out of a new point-of-sale system for Baskin-Robbins franchisees and additional contributions made to the Baskin-Robbins advertising fund to support brand-building advertising in the prior year. Offsetting these increases in segment profit for the three months ended September 29, 2012 were primarily the declines in royalty income and other revenues totaling $0.3 million.
Baskin-Robbins International

	Three months ended				Nine months ended
	September 29, 2012	September 24, 2011	Increase (Decrease)		September 29, 2012	September 24, 2011	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,925	2,489	436	17.5%	$7,268	6,617	651	9.8%
Franchise fees	435	336	99	29.5%	978	1,061	(83)	(7.8)%
Rental income	143	157	(14)	(8.9)%	428	461	(33)	(7.2)%
Sales of ice cream products	26,210	24,644	1,566	6.4%	75,272	70,657	4,615	6.5%
Other revenues	(56)	44	(100)	(227.3)%	58	69	(11)	(15.9)%
Total revenues	$29,657	27,670	1,987	7.2%	$84,004	78,865	5,139	6.5%
Segment profit	$16,047	14,276	1,771	12.4%	$35,171	32,542	2,629	8.1%
Baskin-Robbins International revenues increased $2.0 million and $5.1 million for the three and nine months ended September 29, 2012, respectively, primarily as a result of increases in sales of ice cream products of $1.6 million and $4.6 million for the three and nine month periods, respectively, driven by strong sales to the Middle East. Additionally, royalty income increased $0.4 million and $0.7 million for the three and nine month periods, respectively, driven by increases in systemwide sales.
Baskin-Robbins International segment profit increased $1.8 million and $2.6 million for the three and nine months ended September 29, 2012, respectively, primarily due to increases of $1.3 million and $1.4 million, respectively, in net margin on ice cream products driven by the increased volume to the Middle East, as well as reduced commodity costs year-over-year. Additionally, segment profit also increased due to increases in royalty income of $0.4 million and $0.7 million for the three and nine month periods, respectively. For the nine months ended September 29, 2012, an increase in joint venture income of $1.6 million also contributed to the increase in segment profit driven by strong performance at our South Korea joint venture. Offsetting these increases in segment profit for the nine months ended September 29, 2012 were increases in professional, legal, and other general and administrative costs of $0.5 million and personnel costs and travel of $0.4 million.
Subsequent event
In late October 2012, Hurricane Sandy impacted much of the northeast region of the United States. As a result, over 2,000 of our franchisees' restaurants in this region were forced to temporarily close for business for some period of time. While approximately 70 of these restaurants remain closed as of November 7, 2012, we do not currently expect the impact of Hurricane Sandy to be material to our fourth quarter or fiscal year 2012 results.
Liquidity and Capital Resources
As of September 29, 2012, we held $165.6 million of cash and cash equivalents, which included $79.2 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of September 29, 2012, we had a borrowing capacity of $88.9 million under our $100.0 million revolving credit facility. During the nine months ended September 29, 2012, net cash provided by operating activities was $57.4 million, as compared to net cash provided by operating activities of $71.0 million for the nine months ended September 24, 2011. Net cash provided by operating activities for the nine months ended September 29, 2012 and September 24, 2011 includes decreases of $43.9 million and $12.5 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $88.0 million and $70.8 million of free cash flow during the nine months ended September 29, 2012 and September 24, 2011, respectively. The increase in free cash flow from the prior year was primarily driven by increased net income and changes in operating assets and liabilities, offset by non-cash reconciling adjustments, specifically a reduction in losses on debt extinguishment and refinancing transactions from the prior year. Free cash flow is calculated as follows (in thousands):

	Nine months ended
	September 29, 2012	September 24, 2011
Net cash provided by operating activities	$57,430	71,041
Plus: Decrease in cash held for advertising funds and reserved for gift card/certificate programs	43,914	12,534
Less: Additions to property and equipment	(13,379)	(12,800)
Free cash flow	$87,965	70,775
Net cash provided by operating activities of $57.4 million during the nine months ended September 29, 2012 was primarily driven by net income of $73.4 million, increased by depreciation and amortization of $42.9 million, and dividends received from joint ventures of $6.5 million, offset by $47.2 million of changes in operating assets and liabilities and $18.2 million of other net non-cash reconciling adjustments. The $47.2 million of changes in operating assets and liabilities was primarily driven by the seasonality of our gift card program, offset by the increase in the legal reserve for the Bertico litigation and cash paid for income taxes. During the nine months ended September 29, 2012, we invested $13.4 million in capital additions to property and equipment. Net cash used in financing activities was $124.6 million during the nine months ended September 29, 2012, driven primarily by the repurchase of common stock of $450.3 million and dividend payments of $54.2 million, offset by net proceeds from the issuance of long-term debt of $380.6 million. The cash used for the repurchase of common stock was related to 15.0 million shares of common stock repurchased directly from certain shareholders in a private, non-underwritten transaction in August 2012. In connection with that repurchase, we borrowed an additional $400.0 million, less original issue discount of $4.0 million, under our existing term loan facility.
Our senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes a term loan facility and a revolving credit facility. The aggregate borrowings available under the senior secured credit facility are approximately $2.00 billion, consisting of a fully-drawn approximately $1.90 billion term loan facility and an undrawn $100.0 million revolving credit facility under which there was $88.9 million in available borrowings and $11.1 million of letters of credit outstanding as of September 29, 2012. The senior credit facility requires principal amortization repayments to be made on term loan borrowings equal to approximately $20.0 million per calendar year, payable in quarterly installments through September 2017. The final scheduled principal payment on the outstanding borrowings under the term loan is due in November 2017. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the credit facility), is less than 4.75x, no excess cash flow payments are required. Under the terms of the senior credit facility, the first excess cash flow payment was due in the first quarter of fiscal year 2012 based on fiscal year 2011 excess cash flow and leverage ratio. In December 2011, the Company made an additional principal payment of $11.8 million that was applied to the 2011 excess cash flow payment due in the first quarter of 2012. Based on fiscal year 2011 excess cash flow, considering all payments made, the excess cash flow payment required in the first quarter of 2012 was $2.4 million. The excess cash flow payments may be applied to required principal payments. However, the Company intends on making quarterly payments of $5.0 million, which are reflected in the current portion of long-term debt at September 29, 2012.
Borrowings under the term loan bear interest, payable at least quarterly. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least quarterly. We also pay a 0.5% commitment fee per annum on the unused portion of the revolver. The fee for letter of credit amounts outstanding is 3.0%. The revolving credit facility expires in November 2015. As of September 29, 2012, borrowings under the senior credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0%. The applicable margin under the senior credit facility is 2.0% for loans based upon the base rate and 3.0% for loans based upon the LIBOR rate.
In September 2012, we entered into variable-to-fixed interest rate swap agreements to hedge the floating interest rate on $900.0 million notional amount of our outstanding term loan borrowings. We are required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.37%. In exchange, we receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a 1.0% floor.
The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense, each of which becomes more restrictive over time. For the third quarter of fiscal year 2012, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 8.25 to 1.00 and a minimum interest coverage ratio of 1.55 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization and impairment of long-lived assets, as adjusted for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of September 29, 2012, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 5.22 to 1.00 and an interest coverage ratio of 5.30 to 1.00, which were calculated for the twelve months ended September 29, 2012 based upon the adjustments to EBITDA, as provided for under the terms of our senior credit facility. The following is a reconciliation of our net income to such adjusted EBITDA for the twelve months ended September 29, 2012 (in thousands):

Twelve months ended
September 29, 2012
Net income including noncontrolling interests	$85,025
Interest expense	70,473
Income tax expense	57,101
Depreciation and amortization	55,916
Impairment charges	1,790
Korea joint venture impairment, net(a)	18,776
EBITDA	289,081
Adjustments:
Non-cash adjustments(b)	30,503
Transaction costs(c)	2,211
Loss on debt extinguishment and refinancing transactions(d)	3,963
Severance charges(e)	3,747
Other(f)	7,859
Total adjustments	48,283
Adjusted EBITDA	$337,364

(a)
Represents an impairment of the investment in the Korea joint venture of $19.8 million, less a reduction in depreciation and amortization, net of tax, of $1.0 million resulting from the allocation of the impairment charge to the underlying intangible and long-lived assets of the joint venture during the three months ended December 31, 2011.

(b)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(c)	Represents direct and indirect cost and expenses related to the Company’s secondary offering transactions.

(d)
Represents gains/losses recorded and related transaction costs associated with the refinancing and repayment of long-term debt, including the write-off of deferred financing costs and original issue discount.

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
Recently Issued Accounting Standards
In July 2012, the Financial Accounting Standards Board (“FASB”) issued new guidance, which permits an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An entity that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This guidance was adopted by the Company in fiscal year 2012. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In September 2011, the FASB issued new guidance, which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. This guidance was adopted by the Company in fiscal year 2012, and did not have a material impact on our consolidated financial statements.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk

Foreign exchange risk
We are subject to inherent risks attributed to operating in a global economy. Most of our revenues, costs and debts are denominated in U.S. dollars. Our investments in, and equity income from, joint ventures are denominated in foreign currencies, and are therefore subject to foreign currency fluctuations. For the nine months ended September 29, 2012, a 5% change in foreign currencies relative to the U.S. dollar would have had a $0.9 million impact on equity in net income of joint ventures. Additionally, a 5% change in foreign currencies as of September 29, 2012 would have had an $8.8 million impact on the carrying value of our investments in joint ventures. In the future, we may consider the use of derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks.
Interest rate risk
We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure mainly relates to a portion of the term loans outstanding under our senior credit facility. We have a $1.90 billion term loan facility bearing interest at variable rates. In September 2012, we entered into variable-to-fixed interest rate swap agreements to hedge the floating interest rate on $900.0 million notional amount of our outstanding term loan borrowings. These swaps are scheduled to mature in November 2017. We are required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.37%. In exchange, we receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a 1.0% floor. Based on the principal amount of term loan borrowings outstanding at September 29, 2012 and considering the interest rate swaps, each eighth of a percentage point change in interest rates above the minimum interest rate specified in the senior credit facility would result in a $1.2 million change in annual interest expense on our term loan facility. We also have a revolving credit facility, which provides for borrowings of up to $100.0 million and bears interest at variable rates. Assuming the revolver is fully drawn, each eighth of a percentage point change in interest rates above the minimum interest rate specified in the senior credit facility would result in a $0.1 million change in annual interest expense on our revolving loan facility.
In the future, we may enter into additional hedging instruments, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended September 29, 2012, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.        Other Information

Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During the three months ended September 29, 2012, the Company accrued an additional $250 thousand for interest that continues to accrue on the judgment amount, resulting in an estimated liability of $26.1 million as of September 29, 2012. The Company had previously recorded an estimated liability of approximately $3.9 million, representing the Company’s best estimate within the range of losses which could be incurred in connection with this matter. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
The Company is engaged in several other matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At September 29, 2012 and December 31, 2011, contingent liabilities, excluding the Bertico litigation, totaling $1.5 million and $736 thousand, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with these matters could increase by up to an additional $2.0 million based on the outcome of ongoing litigation or negotiations.
Item 1A.       Risk Factors.
Except as set forth in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012, there have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended September 29, 2012 by or on behalf of Dunkin' Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
07/01/2012 - 07/28/2012	—	—	—	$500,000,000
07/29/2012 - 09/01/2012	15,000,000	$30.00	15,000,000	$50,000,000
09/02/2012 - 09/29/2012	—	—	—	$50,000,000
Total	15,000,000	$30.00	15,000,000	$50,000,000
(a) On July 25, 2012, our board of directors approved a share repurchase program of up to $500 million of outstanding shares of our common stock. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires two years from the date of approval.

Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.

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
DUNKIN’ BRANDS GROUP, INC.

Date:	November 8, 2012	By:	/s/ Nigel Travis
Nigel Travis, Chief Executive Officer