Form 10-K/A
period 2012-12-29
DUNKIN' BRANDS GROUP, INC.
filed 2013-03-28
CIK 1357204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
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

EXPLANATORY NOTE
This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 29, 2012, originally filed on February 22, 2013 (the “Original 10-K”), of Dunkin’ Brands Group, Inc., a Delaware corporation (the “Company”, or “we”). We are filing this Amendment to amend Item 15 to include the separate financial statements of each of BR Korea Co., Ltd. (“BR Korea”) and B-R 31 Ice Cream Co., Ltd. (“BR Japan”) for their fiscal years ended December 31, 2012 as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”), which were not included in the Original 10-K in reliance on Rule 3-09. The Rule 3-09 financial statements were prepared and provided to the Company by BR Korea and BR Japan, respectively.
This Amendment should be read in conjunction with the Original 10-K and the Company’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K on February 22, 2013. The Original 10-K has not been amended or updated to reflect events occurring after February 22, 2013, except as specifically set forth in this Amendment.

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

1	Financial statements: All financial statements are included in Part II, Item 8 of this report.

2	Financial statement schedules:
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

3	Exhibits:

Exhibit Number	Exhibit Title

3.1
Form of Second Restated Certificate of Incorporation of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

3.2
Form of Second Amended and Restated Bylaws of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

4.2
Specimen Common Stock certificate of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.1*
Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.) Amended and Restated 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.2*
Form of Option Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.3*
Form of Restricted Stock Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.4*
Dunkin’ Brands Group, Inc. Amended & Restated 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

10.5*
Form of Amended Option Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

10.6*
Form of Amended Restricted Stock Unit Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

10.7*	Dunkin’ Brands Group, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

10.8*
Amended and Restated Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.9*
Amended and Restated Executive Employment Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.), and Jon Luther, dated as of December 31, 2008 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.10*
Transition Agreement of Jon Luther, dated as of June 30, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.11*
First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.12*
Amendment No. 1 to First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on December 3, 2012)

10.13*
Offer Letter to Neil Moses dated September 27, 2010 (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.14*
Separation Agreement with Neil Moses dated November 13, 2012 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

10.15*
Offer Letter to John Costello dated September 30, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.16*	Form of amendment to Offer Letters (incorporated by reference to Exhibit 10.16(a) to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.17*	Offer Letter to Ginger Gregory dated March 6, 2012 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

10.18*
Offer Letter to Giorgio Minardi dated February 1, 2012 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

10.19*	Offer Letter to Paul Carbone dated June 4, 2012 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

10.20
Form of Non-Competition/Non-Solicitation/Confidentiality Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.21
Credit Agreement among Dunkin’ Finance Corp, Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc., Barclays Bank PLC and the other lenders party thereto, dated as of November 23, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.22
Joinder to Credit Agreement dated as of December 3, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.23
Amendment 1, dated as of February 18, 2011, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.24
Amendment 2, dated as of May 25, 2011, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.25
Amendment 3, dated as of August 9, 2012, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on August 9, 2012)

10.26
Amendment 4, dated as of February 14, 2013, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto and Amendment No. 1 to the Guaranty among Dunkin’ Brands Holdings, Inc., the other guarantors named therein and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on February 14, 2013)

10.27
Security Agreement among the Grantors identified therein and Barclays Bank PLC, dated as of December 3, 2010 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

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

10.32	Form of Baskin-Robbins Franchise Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.33	Form of Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

10.34
Form of Combined Baskin-Robbins and Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

10.35	Form of Dunkin’ Donuts Store Development Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 24, 2012)

10.36	Form of Baskin-Robbins Store Development Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 24, 2012)

21.1	Subsidiaries of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

23.2	Consent of Deloitte Anjin LLC

23.3	Consent of PricewaterhouseCoopers Aarata

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

99.1	Financial statements of BR Korea Co., Ltd for the fiscal years ended December 31, 2012 (unaudited), December 31, 2011 (audited) and December 31, 2010 (audited)

99.2	Financial statements of B-R 31 Ice Cream Co., Ltd. for the fiscal years ended December 31, 2012 (unaudited), December 31, 2011 (unaudited) and December 31, 2010 (audited)

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012, formatted in Extensible Business Reporting Language, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2013)

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 27, 2013

DUNKIN’ BRANDS GROUP, INC.

By:	/s/ Nigel Travis
Name:	Nigel Travis
Title:	Chief Executive Officer