Form 10-Q
period 2013-03-30
DUNKIN' BRANDS GROUP, INC.
filed 2013-05-08
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 30, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of May 1, 2013, 106,599,892 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 30, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$179,186	252,618
Accounts receivable, net of allowance for doubtful accounts of $2,520 and $2,483 as of March 30, 2013 and December 29, 2012, respectively	38,530	32,407
Notes and other receivables, net of allowance for doubtful accounts of $900 and $1,204 as of March 30, 2013 and December 29, 2012, respectively	10,412	20,649
Assets held for sale	2,376	2,400
Deferred income taxes, net	47,419	47,263
Restricted assets of advertising funds	33,134	31,849
Prepaid income taxes	9,869	10,825
Prepaid expenses and other current assets	22,803	21,769
Total current assets	343,729	419,780
Property and equipment, net of accumulated depreciation of $104,161 and $109,747 as of March 30, 2013 and December 29, 2012, respectively	179,001	181,172
Equity method investments	161,273	174,823
Goodwill	891,887	891,900
Other intangible assets, net	1,472,930	1,479,784
Restricted cash	356	367
Other assets	66,697	69,687
Total assets	$3,115,873	3,217,513
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	26,680
Capital lease obligations	369	371
Accounts payable	13,911	16,256
Liabilities of advertising funds	47,516	45,594
Deferred income	24,427	24,683
Other current liabilities	164,633	239,931
Total current liabilities	250,856	353,515
Long-term debt, net	1,832,467	1,823,278
Capital lease obligations	7,158	7,251
Unfavorable operating leases acquired	18,502	19,061
Deferred income	15,911	15,720
Deferred income taxes, net	564,370	569,126
Other long-term liabilities	80,502	79,587
Total long-term liabilities	2,518,910	2,514,023
Commitments and contingencies (note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at March 30, 2013 and December 29, 2012, respectively	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 106,341,069 and 106,146,984 shares issued and outstanding at March 30, 2013 and December 29, 2012, respectively	106	106
Additional paid-in capital	1,233,998	1,251,498
Accumulated deficit	(890,319)	(914,094)
Accumulated other comprehensive income (loss)	(865)	9,141
Total stockholders’ equity of Dunkin’ Brands	342,920	346,651
Noncontrolling interests	3,187	3,324
Total stockholders’ equity	346,107	349,975
Total liabilities and stockholders’ equity	$3,115,873	3,217,513
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 30, 2013	March 31, 2012
Revenues:
Franchise fees and royalty income	$103,765	96,044
Rental income	22,432	22,939
Sales of ice cream products	23,580	22,723
Sales at company-owned restaurants	5,771	4,827
Other revenues	6,310	5,839
Total revenues	161,858	152,372
Operating costs and expenses:
Occupancy expenses—franchised restaurants	12,776	12,920
Cost of ice cream products	15,986	16,818
Company-owned restaurant expenses	5,655	4,816
General and administrative expenses, net	54,391	53,024
Depreciation	5,848	6,189
Amortization of other intangible assets	6,582	6,865
Impairment charges	248	9
Total operating costs and expenses	101,486	100,641
Net income of equity method investments	3,087	3,464
Operating income	63,459	55,195
Other income (expense):
Interest income	114	118
Interest expense	(20,832)	(16,696)
Loss on debt extinguishment and refinancing transactions	(5,018)	—
Other gains (losses), net	(390)	60
Total other expense	(26,126)	(16,518)
Income before income taxes	37,333	38,677
Provision for income taxes	13,672	12,763
Net income including noncontrolling interests	23,661	25,914
Net loss attributable to noncontrolling interests	(137)	(36)
Net income attributable to Dunkin’ Brands	$23,798	25,950
Earnings per share:
Common—basic	$0.22	0.22
Common—diluted	0.22	0.21
Cash dividends declared per common share	0.19	0.15
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 30, 2013	March 31, 2012
Net income including noncontrolling interests	$23,661	25,914
Other comprehensive loss, net:
Effect of foreign currency translation, net of deferred tax expense of $134 for the three months ended March 30, 2013	(10,805)	(4,536)
Unrealized gains on interest rate swaps, net of deferred tax expense of $562 for the three months ended March 30, 2013	779	—
Other, net	20	(1,436)
Total other comprehensive loss	(10,006)	(5,972)
Comprehensive income including noncontrolling interests	13,655	19,942
Comprehensive loss attributable to noncontrolling interests	(137)	(36)
Comprehensive income attributable to Dunkin’ Brands	$13,792	19,978
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net income including noncontrolling interests	$23,661	25,914
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,430	13,054
Amortization of deferred financing costs and original issue discount	1,367	1,323
Loss on debt extinguishment and refinancing transactions	5,018	—
Impact of unfavorable operating leases acquired	(540)	(616)
Deferred income taxes	(5,740)	(3,649)
Impairment charges	248	9
Recovery of bad debt	(153)	(781)
Share-based compensation expense	1,618	628
Net income of equity method investments	(3,087)	(3,464)
Dividends received from equity method investments	5,527	4,389
Other, net	356	389
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	4,210	14,814
Other current assets	(1,451)	(2,521)
Accounts payable	1,273	(1,555)
Other current liabilities	(74,756)	(64,975)
Liabilities of advertising funds, net	872	819
Income taxes payable, net	1,996	2,936
Deferred income	(1,057)	131
Other, net	1,210	717
Net cash used in operating activities	(26,998)	(12,438)
Cash flows from investing activities:
Additions to property and equipment	(7,808)	(4,279)
Other, net	1,000	(651)
Net cash used in investing activities	(6,808)	(4,930)
Cash flows from financing activities:
Repayment of long-term debt	(14,157)	(6,441)
Payment of deferred financing and other debt-related costs	(6,115)	—
Dividends paid on common stock	(20,191)	(18,046)
Other, net	974	939
Net cash used in financing activities	(39,489)	(23,548)
Effect of exchange rates on cash and cash equivalents	(137)	206
Decrease in cash and cash equivalents	(73,432)	(40,710)
Cash and cash equivalents, beginning of period	252,618	246,715
Cash and cash equivalents, end of period	$179,186	206,005
Supplemental cash flow information:
Cash paid for income taxes	$17,480	12,776
Cash paid for interest	30,787	15,421
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,624	808
Purchase of leaseholds in exchange for capital lease obligations	—	2,019

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
(2) Summary of Significant Accounting Policies
(a) Unaudited Financial Statements
The consolidated balance sheet as of March 30, 2013, and the consolidated statements of operations, comprehensive income, and cash flows for the three months ended March 30, 2013 and March 31, 2012, are unaudited.
The accompanying consolidated financial statements include the accounts of DBGI and its consolidated subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with U.S. GAAP have been recorded. Such adjustments consisted only of normal recurring items. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2012, included in the Company’s Annual Report on Form 10-K.
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within our three month periods ended March 30, 2013 and March 31, 2012 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three month period ended March 30, 2013 is not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.
(c) Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended.

(d) Fair Value of Financial Instruments
The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $5.7 million and $5.8 million as of March 30, 2013 and December 29, 2012, respectively, approximates fair value.
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
Financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2013 and December 29, 2012 are summarized as follows (in thousands):

	March 30, 2013			December 29, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
Assets:
Mutual funds	$2,462	—	2,462	2,505	—	2,505
Total assets	$2,462	—	2,462	2,505	—	2,505
Liabilities:
Deferred compensation liabilities	$—	8,169	8,169	—	7,379	7,379
Interest rate swaps	—	1,468	1,468	—	2,809	2,809
Total liabilities	$—	9,637	9,637	—	10,188	10,188
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
The Company uses readily available market data to value its interest rate swaps, such as interest rate curves and discount factors. Additionally, the fair value of derivatives includes consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input, as defined under U.S. GAAP. As the magnitude of the CVA is not a significant component of the fair value of the interest rate swaps as of March 30, 2013, it is not considered a significant input and the derivatives are classified as Level 2.
The carrying value and estimated fair value of long-term debt as of March 30, 2013 and December 29, 2012 were as follows (in thousands):

	March 30, 2013		December 29, 2012
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial liabilities:
Term loans	$1,832,467	1,866,968	1,849,958	1,878,980
The estimated fair value of our term loans is estimated based on current bid prices for our term loans. Judgment is required to develop these estimates. As such, our term loans are classified within Level 2, as defined under U.S. GAAP.
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
(f) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At March 30, 2013, one master licensee accounted for approximately 18% of total accounts receivable, net, which was primarily due to the timing of orders and shipments of ice cream to the master licensee. No other individual franchisee or master licensee accounted for more than 10% of total revenues or accounts and notes receivable. At December 29, 2012, no individual franchisee or master licensee accounted for more than 10% of total revenues or accounts and notes receivable.
(g) Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance was adopted by the Company in fiscal year 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2011, the FASB issued guidance which enhanced existing disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. In January 2013, the FASB issued new guidance to clarify that the guidance issued in December 2011 on offsetting financial assets and financial liabilities was limited to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement. It further clarifies that ordinary trade receivables and receivables are not in the scope of the existing guidance. This guidance was adopted by the Company in fiscal year 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended
	March 30, 2013	March 31, 2012
Royalty income	$93,222	89,131
Initial franchise fees, including renewal income	10,543	6,913
Total franchise fees and royalty income	$103,765	96,044

The changes in franchised and company-owned points of distribution were as follows:

	Three months ended
	March 30, 2013	March 31, 2012
Systemwide Points of Distribution:
Franchised points of distribution—beginning of period	17,424	16,763
Franchised points of distribution—opened	244	281
Franchised points of distribution—closed	(131)	(198)
Net transfers to company-owned points of distribution	—	(3)
Franchised points of distribution in operation—end of period	17,537	16,843
Company-owned points of distribution—end of period	30	33
Total systemwide points of distribution—end of period	17,567	16,876
(4) Goodwill and Other Intangible Assets
The change in the gross carrying amount of goodwill from December 29, 2012 to March 30, 2013 is due to the impact of foreign currency fluctuations.
Other intangible assets at March 30, 2013 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$383,876	(144,672)	239,204
Favorable operating leases acquired	15	77,079	(36,146)	40,933
License rights	10	6,230	(4,407)	1,823
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,658,155	(185,225)	1,472,930
Other intangible assets at December 29, 2012 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$384,065	(139,677)	244,388
Favorable operating leases acquired	15	77,653	(35,207)	42,446
License rights	10	6,230	(4,250)	1,980
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,658,918	(179,134)	1,479,784
The changes in the gross carrying amounts of other intangible assets from December 29, 2012 to March 30, 2013 are primarily due to the impairment of favorable operating leases acquired resulting from lease terminations and the impact of foreign currency fluctuations. Impairment of favorable operating leases acquired totaled $204 thousand and $1 thousand for the three months ended March 30, 2013 and March 31, 2012, respectively, and is included within impairment charges in the consolidated statements of operations.

Total estimated amortization expense for fiscal years 2013 through 2017 is presented below (in thousands). The amount reflected below for fiscal year 2013 includes year-to-date amortization.

Fiscal year:
2013	$26,120
2014	25,518
2015	25,191
2016	22,252
2017	21,468
The impact of our unfavorable leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Three months ended
	March 30, 2013	March 31, 2012
Increase in rental income	$254	265
Decrease in rental expense	286	351
Total increase in operating income	$540	616
(5) Debt
In February 2013, Dunkin’ Brands, Inc. (“DBI”), a subsidiary of DBGI, amended its senior credit facility, resulting in a reduction of the interest rates and an extension of the maturity dates for both the term loans and the revolving credit facility.
Subsequent to the amendment, the term loans bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0%. The applicable margin under the term loan facility is 1.75% for loans based upon the base rate and 2.75% for loans based upon the LIBOR rate. The amendment extended the maturity of the term loans to February 2020. The effective interest rate for term loans, including the amortization of original issue discount and deferred financing costs, was 4.0% at March 30, 2013.
Subsequent to the amendment, borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, and (c) the LIBOR rate plus 1.0%, or (2) a LIBOR rate. The applicable margin under the revolving credit facility is 1.5% for loans based upon the base rate and 2.5% for loans based upon the LIBOR rate. In addition, we are required to pay a 0.5% commitment fee per annum on the unused portion of the revolver and a fee for letter of credit amounts outstanding of 2.5%. The amendment extended the maturity of the revolving credit facility to February 2018.
In connection with the amendment, certain lenders, holding $214.3 million of term loans, exited the term loan lending syndicate. The principal of the exiting lenders was replaced with additional loans from both existing and new lenders. As a result, during the three months ended March 30, 2013, the Company recorded a loss on debt extinguishment and refinancing transactions of $5.0 million, including $3.9 million related to the write-off of original issuance discount and deferred financing costs and $1.1 million of fees paid to third parties. The amended term loans were issued with an original issue discount of 0.25%, or $4.6 million, which was recorded as a reduction to long-term debt. Total debt issuance costs incurred and capitalized in connection with the amendment were $375 thousand.
Repayments are required to be made under the term loans equal to approximately $19.0 million per calendar year, payable in quarterly installments through December 2019, with the remaining principal balance due in February 2020. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the senior credit facility), is less than 4.75x, no excess cash flow payments are required. During the three months ended March 30, 2013, the Company made total principal payments of $14.2 million. Based on all payments made, including the required excess cash flow payment in the first quarter of 2013, no additional principal payments are required in the next twelve months, though the Company may elect to make voluntary payments. Other events and transactions, such as certain asset sales and incurrence of debt, may trigger additional mandatory prepayments.

(6) Derivative Instruments and Hedging Transactions
The Company is exposed to global market risks, including the effect of changes in interest rates, and may use derivative instruments to mitigate the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. The Company’s hedging instruments consist solely of interest rate swaps at March 30, 2013. The Company’s risk management objective and strategy with respect to the interest rate swaps is to limit the Company’s exposure to increased interest rates on its variable rate debt by reducing the potential variability in cash flow requirements relating to interest payments on a portion of its outstanding debt. The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items.
In fiscal year 2012, the Company entered into variable-to-fixed interest rate swap agreements with three counterparties to hedge the risk of increases in cash flows (interest payments) attributable to increases in three-month LIBOR above 1.0%, the designated benchmark interest rate being hedged, through November 2017. The notional value of the swaps totals $900.0 million, and the Company is required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.37%, resulting in a total interest rate of approximately 4.12% on the hedged amount when considering the applicable margin in effect at March 30, 2013. In exchange, the Company receives interest on the notional amount at a variable rate based on a three-month LIBOR spot rate, subject to a 1.0% floor. The swaps have been designated as hedging instruments and are classified as cash flow hedges. They are recognized on the Company’s consolidated balance sheets at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (loss) and/or current earnings.
The fair values of derivatives instruments consisted of the following (in thousands):

	March 30, 2013	December 29, 2012	Consolidated Balance Sheet Classification
Interest rate swaps - liability	$1,468	2,809	Other long-term liabilities
Total fair values of derivative instruments - liability	$1,468	2,809

The tables below summarizes the effects of derivative instruments on the consolidated statements of operations and comprehensive income for the three months ended March 30, 2013:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive loss	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive loss
Interest rate swaps	$495	$(846)	Interest expense	$1,341
Income tax effect	(207)	355	Provision for income taxes	(562)
Net of income taxes	$288	$(491)		$779
There was no ineffectiveness of the interest rate swaps during the three months ended March 30, 2013, and therefore, ineffectiveness had no impact on the consolidated statements of operations. As of March 30, 2013, $28 thousand of interest expense is accrued in other current liabilities in the consolidated balance sheets. During the next twelve months, the Company estimates that $3.4 million will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense based on current projections of LIBOR.

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. To mitigate counterparty credit risk, the Company only enters into contracts with major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of its counterparties. At March 30, 2013, all of the counterparties to the interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 30, 2013, the Company has not posted any collateral related to these agreements. The Company holds one derivative instrument with each of its derivative counterparties, each of which is settled net with the respective counterparties in accordance with the swap agreements. There is no offsetting of these financial instruments on the consolidated balance sheets. As of March 30, 2013, the termination value of derivatives is a net liability position of $1.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements.

(7) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 30, 2013	December 29, 2012
Gift card/certificate liability	$103,351	145,981
Accrued salary and benefits	12,053	31,136
Accrued legal liabilities (see note 12(d))	27,039	27,305
Accrued interest	1,963	13,564
Accrued professional costs	2,490	2,996
Other	17,737	18,949
Total other current liabilities	$164,633	239,931

The decrease in the gift card/certificate liability is driven by the seasonality of our gift card program. The decrease in accrued salary and benefits is primarily due to bonus payments made during the three months ended March 30, 2013 related to fiscal year 2012.
(8) Segment Information
The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income, franchise fees, and rental income. Dunkin’ Donuts U.S. also derives revenue through retail sales at company-owned restaurants. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement. Baskin-Robbins International primarily derives its revenues from the sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, other gains and losses, and unallocated corporate charges, referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.
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

	Revenues
	Three months ended
	March 30, 2013	March 31, 2012
Dunkin’ Donuts U.S.	$119,634	111,054
Dunkin’ Donuts International	4,623	3,948
Baskin-Robbins U.S.	9,612	9,852
Baskin-Robbins International	25,428	24,241
Total reportable segment revenues	159,297	149,095
Other	2,561	3,277
Total revenues	$161,858	152,372

Expenses included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended
	March 30, 2013	March 31, 2012
Dunkin’ Donuts U.S.	$86,855	79,941
Dunkin’ Donuts International	2,558	3,161
Baskin-Robbins U.S.	5,766	5,457
Baskin-Robbins International	9,319	7,282
Total reportable segment profit	104,498	95,841
Corporate and other	(28,361)	(27,583)
Interest expense, net	(20,718)	(16,578)
Depreciation and amortization	(12,430)	(13,054)
Impairment charges	(248)	(9)
Loss on debt extinguishment and refinancing transactions	(5,018)	—
Other gains (losses), net	(390)	60
Income before income taxes	$37,333	38,677
Net income of equity method investments is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Income included in “Other” in the segment profit table below represents the reduction of depreciation and amortization expense reported by BR Korea Co., Ltd. (“BR Korea”) as the Company recorded an impairment charge in fiscal year 2011 related to the underlying goodwill, intangible assets, and long-lived assets of BR Korea. Net income of equity method investments by reportable segment was as follows (in thousands):

	Net income of equity method investments
	Three months ended
	March 30, 2013	March 31, 2012
Dunkin’ Donuts International	$(114)	873
Baskin-Robbins International	2,538	1,811
Total reportable segments	2,424	2,684
Other	663	780
Total net income of equity method investments	$3,087	3,464
(9) Stockholders’ Equity
(a) Equity Incentive Plans
The Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (the “2011 Plan”) was adopted in July 2011, and is the only plan under which the Company currently grants awards. A maximum of 7,000,000 shares of common stock may be delivered in satisfaction of awards under the 2011 Plan.
During the three months ended March 30, 2013, the Company granted options to purchase 1,177,999 shares of common stock and 80,619 restricted stock units to employees and directors under the 2011 Plan. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of ten years. The stock options were granted at a price of $37.26 per share and have a grant-date fair value of $9.92 per share. The restricted stock units generally vest in equal annual amounts over a three-year period subsequent to the grant date.
Total compensation expense related to all share-based awards was $1.6 million and $628 thousand for the three months ended March 30, 2013 and March 31, 2012, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.

(b) Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income were as follows (in thousands):

	Effect of foreign currency translation	Unrealized losses on interest rate swaps	Unrealized loss on pension plan	Other	Accumulated other comprehensive income (loss)
Balance at December 29, 2012	$14,914	(1,655)	(2,486)	(1,632)	9,141
Current period changes (1)	(10,805)	779	17	3	(10,006)
Balance at March 30, 2013	$4,109	(876)	(2,469)	(1,629)	(865)

(1)
The Company reclassified $491 thousand from accumulated other comprehensive income (loss) into the consolidated statements of operations related to the interest rate swaps for the three months ended March 30, 2013 (see note 6). Additionally, the Company reclassified $17 thousand from accumulated other comprehensive income (loss) into general and administrative expenses, net, in the consolidated statements of operations related to The Baskin-Robbins Employees’ Pension Plan for the three months ended March 30, 2013.

(c) Dividends
The Company paid quarterly dividends of $0.19 per share of common stock on February 20, 2013 totaling approximately $20.2 million. On April 25, 2013, we announced that our board of directors approved the next quarterly dividend of $0.19 per share of common stock payable June 6, 2013.
(10) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended
	March 30, 2013	March 31, 2012
Net income attributable to Dunkin’ Brands—basic and diluted	$23,798	25,950
Allocation of net income to common stockholders:
Common—basic(1)	23,798	25,867
Common—diluted(1)	23,798	25,887
Weighted average number of common shares:
Common—basic	106,246,438	119,682,197
Common—diluted	108,158,977	121,316,180
Earnings per common share:
Common—basic	$0.22	0.22
Common—diluted	0.22	0.21

(1)
Net income allocated to common shareholders for the three months ended March 31, 2012 excludes $83 thousand and $63 thousand for basic and diluted earnings per share, respectively, that is allocated to participating securities. Participating securities consist of unvested (restricted) shares that contain a nonforfeitable right to participate in dividends. No net income was allocated to participating securities for the three months ended March 30, 2013.

The weighted average number of common shares in the common diluted earnings per share calculation for the three months ended March 30, 2013 and March 31, 2012 includes the dilutive effect of 1,912,539 and 1,633,983, respectively, restricted shares and stock options, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all performance-based restricted stock and stock options outstanding for which the performance criteria were not yet met as of the fiscal period end. As of March 30, 2013, there were no common restricted stock awards or stock options that were performance-based and for which the performance criteria were not yet met. As of March 31, 2012, there were approximately 194,000 common restricted stock awards and approximately 2,297,000 options to purchase common stock that were performance-based and for which the performance criteria were not yet met. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes stock options with an exercise price greater than the average market price for the period (“underwater stock options”). As of March 30, 2013, there were approximately 1,177,999 underwater stock options that were excluded from the computation of common diluted earnings per share.
(11) Income Taxes
Income tax expense and the effective tax rate were $13.7 million and 36.6%, respectively, for the three months ended March 30, 2013, and $12.8 million and 33.0%, respectively, for the three months ended March 31, 2012.
The effective rate may fluctuate from quarter to quarter for various reasons, including discrete items, such as the settlement or resolution of specific federal and state tax issues. The Company recorded a net tax benefit of $2.0 million during the three months ended March 31, 2012, primarily related to the reversal of reserves for uncertain tax positions for which settlement with the taxing authorities was reached.
Tax authorities periodically audit the Company. We record reserves for identified exposures and evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures. During the three months ended March 30, 2013, the Company made cash payments of approximately $1.1 million representing interest due on federal and state taxes associated with the Internal Revenue Service examinations closed during fiscal year 2012. The interest was fully accrued as of December 29, 2012 and did not impact the effective rate.
(12) Commitments and Contingencies
(a) Lease Commitments
The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under noncancelable operating and capital lease arrangements.
(b) Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $4.7 million at March 30, 2013 and December 29, 2012. At March 30, 2013 and December 29, 2012, there were no amounts under such guarantees that were due. The fair value of the guarantee liability and corresponding asset recorded on the consolidated balance sheets was $513 thousand and $503 thousand, respectively, at March 30, 2013 and $601 thousand and $572 thousand, respectively, at December 29, 2012. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of March 30, 2013 and December 29, 2012, the Company had recorded reserves for such guarantees of $506 thousand and $389 thousand, respectively.
The Company has entered into a third-party guarantee with a distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of March 30, 2013 and December 29, 2012, the Company was contingently liable for $6.6 million and $6.8 million, respectively, under this guarantee. The Company has also entered into a third-party guarantee with this distribution facility that ensures franchisees will sell a certain volume of product each year over a 5-year period. As of March 30, 2013 and December 29, 2012, the Company was contingently liable for $7.5 million under this guarantee. Additionally, the Company has various supply chain contracts that generally provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. As of March 30, 2013 and December 29, 2012, the Company was contingently liable under such supply chain agreements for approximately $55.6 million and $57.5 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we have not recorded any liabilities related to these commitments.
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of March 30, 2013 and December 29, 2012, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $6.5 million and $5.6 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(c) Letters of Credit
At March 30, 2013 and December 29, 2012, the Company had standby letters of credit outstanding for a total of $11.5 million. There were no amounts drawn down on these letters of credit.
(d) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During the third and fourth quarters of 2012, the Company accrued an additional $493 thousand for interest that continues to accrue on the judgment amount. During the three months ended March 30, 2013, the Company accrued an additional $243 thousand of interest, resulting in an estimated liability of $25.5 million, including the impact of foreign exchange, as of March 30, 2013. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At March 30, 2013 and December 29, 2012, contingent liabilities, excluding the Bertico litigation, totaling $1.5 million, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with all matters could increase by up to an additional $12.0 million based on the outcome of ongoing litigation or negotiations.
(13) Related-Party Transactions
(a) Advertising Funds
At March 30, 2013 and December 29, 2012, the Company had a net payable of $14.4 million and $13.7 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, which amounted to $1.5 million and $1.4 million for the three months ended March 30, 2013 and March 31, 2012, respectively. Such management fees are reflected in the consolidated statements of operations as a reduction in general and administrative expenses, net.
(b) Sponsors
Through the first quarter of fiscal year 2012, DBGI was majority-owned by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”). Subsequently, the Sponsors sold all of their remaining shares in the Company. One representative of each Sponsor continues to serve on the board of directors.
At March 30, 2013 and December 29, 2012, certain affiliates of the Sponsors held $6.7 million and $52.4 million, respectively, of term loans issued under the Company’s senior credit facility. The terms of these loans are identical to all other term loans issued to unrelated lenders in the senior credit facility.
The Sponsors have historically held a substantial interest in our Company as well as several other entities. The existence of such common ownership and management control could result in differences within our operating results or financial position than if the entities were autonomous; however, we believe such transactions were negotiated at arms-length. The Company made payments to entities in which the Sponsors have ownership interests totaling approximately $341 thousand and $202 thousand during the three months ended March 30, 2013 and March 31, 2012, respectively, primarily for the purchase of training services and leasing of restaurant space. At March 30, 2013 and December 29, 2012, the Company had a net payable of $15 thousand and $150 thousand, respectively, to these entities.
(c) Equity Method Investments
The Company received royalties from its equity method investees as follows (in thousands):

	Three months ended
	March 30, 2013	March 31, 2012
B-R 31 Ice Cream Co., Ltd.	$402	530
BR Korea Co., Ltd.	1,010	840
Coffee Alliance, S.L. (“Coffee Alliance”)	98	—
	$1,510	1,370
At March 30, 2013 and December 29, 2012, the Company had $1.0 million and $1.2 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its joint ventures totaling approximately $1.0 million and $344 thousand during the three months ended March 30, 2013 and March 31, 2012, respectively, primarily for the purchase of ice cream products and incentive payments.
During the three months ended March 30, 2013, the Company made a loan of $662 thousand to Coffee Alliance. As of March 30, 2013 and December 29, 2012, the Company had $1.3 million and $666 thousand, respectively, of notes receivable from Coffee Alliance, which were recorded in other assets in the consolidated balance sheets.
(d) Board of Directors
Certain family members of one of our directors hold an ownership interest in an entity that owns and operates Dunkin’ Donuts restaurants and holds the right to develop additional restaurants under store development agreements. The Company received royalty and rental payments from this entity of $224 thousand and $293 thousand during the three months ended March 30, 2013 and March 31, 2012, respectively. During the three months ended March 30, 2013, the Company recognized $6 thousand of income related to store development agreements with this entity. All material terms of the franchise and store development agreements with this entity are consistent with other unrelated franchisees in the market.
(14) Closure of Manufacturing Plant
During the second quarter of 2012, the Company’s board of directors approved a plan to close our Peterborough, Ontario, Canada manufacturing plant, which supplied ice cream to certain of Baskin-Robbins’ international markets. Manufacturing of ice cream products that had been produced in Peterborough began transitioning to existing third-party partner suppliers during the third quarter of 2012, and production ceased at the plant at the end of September 2012. The majority of the costs and activities related to the closure of the plant and transition to third-party suppliers occurred in fiscal year 2012.
The Company recorded cumulative costs related to the plant closure of $12.3 million, of which $397 thousand were recorded during the three months ended March 30, 2013. The Company also expects to incur additional costs of approximately $3 million to $4 million primarily related to the settlement of our Canadian pension plan upon final government approval, which may not be obtained until the end of 2013 or early 2014.
As of December 29, 2012, the Company had recorded reserves for ongoing termination benefits and one-time termination benefits of $636 thousand and $55 thousand, respectively, substantially all of which were paid during the three months ended March 30, 2013.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These risk and uncertainties include, but are not limited to: the ongoing level of profitability of franchisees and licensees; our franchisees’ and licensees’ ability to sustain same store sales growth; changes in working relationships with our franchisees and licensees and the actions of our franchisees and licensees; our master franchisees’ relationships with sub-franchisees; the strength of our brand in the markets in which we compete; changes in competition within the quick service restaurant segment of the food industry; changes in consumer behavior resulting from changes in technologies or alternative methods of delivery; economic and political conditions in the countries where we operate; our substantial indebtedness; our ability to protect our intellectual property rights; consumer preferences, spending patterns and demographic trends; the impact of seasonal changes, including weather effects, on our business; the success of our growth strategy and international development; changes in commodity and food prices, particularly coffee, dairy products and sugar, and other operating costs; shortages of coffee; failure of our network and information technology systems; interruptions or shortages in the supply of products to our franchisees and licensees; the impact of food borne-illness or food safety issues or adverse public or media opinions regarding the health effects of consuming our products; our ability to collect royalty payments from our franchisees and licensees; uncertainties relating to litigation; the ability of our franchisees and licensees to open new restaurants and keep existing restaurants in operation; our ability to retain key personnel; any inability to protect consumer credit card data and catastrophic events.
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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 17,500 points of distribution in 55 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of March 30, 2013, Dunkin’ Donuts had 10,551 global points of distribution with restaurants in 38 U.S. states and the District of Columbia and in 30 foreign countries. Baskin-Robbins had 7,016 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 45 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 30 company-owned points of distribution as of March 30, 2013, we are less affected by store-level costs, profitability and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the three months ended March 30, 2013, franchisee contributions to the U.S. advertising funds were $79.8 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter (or 14-week fourth quarter, when applicable) basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday of the fourth quarter, when applicable). The data periods contained within the three-month periods ended March 30, 2013 and March 31, 2012 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.
Selected Operating and Financial Highlights

	Three months ended
	March 30, 2013	March 31, 2012
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,526.0	1,446.2
Dunkin’ Donuts International	168.0	160.5
Baskin-Robbins U.S.	107.6	114.0
Baskin-Robbins International	284.8	263.0
Total franchisee-reported sales(1)	$2,086.5	1,983.7
Systemwide sales growth	5.2%	10.9%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	1.7%	7.2%
Dunkin’ Donuts International	1.3%	2.3%
Baskin-Robbins U.S.	(4.4)%	9.4%
Baskin-Robbins International	4.2%	7.6%
Financial data (in thousands):
Total revenues	$161,858	152,372
Operating income	63,459	55,195
Adjusted operating income	70,686	62,983
Net income attributable to Dunkin’ Brands	23,798	25,950
Adjusted net income	31,145	30,623
(1)  Totals may not recalculate due to rounding.

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

Overall growth in systemwide sales of 5.2% for the three months ended March 30, 2013 over the same period in the prior year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 5.5% for the three months ended March 30, 2013 as a result of 324 net new restaurants opened since March 31, 2012 and comparable store sales growth of 1.7%, driven by an increase in average ticket. The increase in average ticket resulted from guests purchasing more units per transaction, including add-on items, and positive mix as guests purchased more premium-priced limited time offer breakfast sandwiches and beverages. Transaction counts were relatively consistent with the prior year as a result of a significant negative impact of weather during the three months ended March 30, 2013.

•
Dunkin’ Donuts International systemwide sales growth of 4.7% for the three months ended March 30, 2013 driven primarily by sales growth in South Korea and Southeast Asia. Dunkin' Donuts International comparable store sales growth was 1.3% for the three months ended March 30, 2013.

•
Baskin-Robbins U.S. systemwide sales decline of 5.7% for the three months ended March 30, 2013 resulting from a comparable store sales decline of 4.4% and a decline in points of distribution from March 31, 2012. The decline in Baskin-Robbins U.S. comparable store sales for the three month period was primarily the result of the negative impact of weather.

•
Baskin-Robbins International systemwide sales growth of 8.3% for the three months ended March 30, 2013 driven by sales growth in South Korea and the Middle East, partially offset by a sales decline in Japan. Baskin-Robbins International comparable store sales growth was 4.2% for the three months ended March 30, 2013.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution as of and for the three months ended March 30, 2013 and March 31, 2012 were as follows:

	As of and for the three months ended
	March 30, 2013	March 31, 2012
Points of distribution, at period end:
Dunkin’ Donuts U.S.	7,384	7,060
Dunkin’ Donuts International	3,167	3,061
Baskin-Robbins U.S.	2,465	2,488
Baskin-Robbins International	4,551	4,267
Consolidated global points of distribution	17,567	16,876

Net openings (closings), during the period:
Dunkin’ Donuts U.S.	78	45
Dunkin’ Donuts International	(6)	(7)
Baskin-Robbins U.S.	2	(5)
Baskin-Robbins International	34	49
Consolidated global net openings	108	82
The increase in total revenues of approximately $9.5 million, or 6.2%, for the three months ended March 30, 2013 as compared to the prior year primarily resulted from increased franchise fees and royalty income of $7.7 million, a $0.9 million increase in sales at company-owned restaurants, and a $0.9 million increase in sales of ice cream products.
Operating income for the three months ended March 30, 2013 increased $8.3 million, or 15.0%, from the comparable period of the prior year. This increase resulted primarily from the $9.5 million increase in total revenues, continued leverage of general and administrative expense, and costs incurred in the prior year related to a secondary offering.
Adjusted operating income increased $7.7 million, or 12.2%, for the three months ended March 30, 2013 primarily as a result of the increase in total revenues and continued general and administrative expense leverage.
Net income decreased $2.2 million for the three months ended March 30, 2013 resulting from $5.0 million of charges incurred in connection with the February 2013 debt repricing, a $4.1 million increase in interest expense, and a $0.9 million increase in tax expense, offset by the $8.3 million increase in operating income.
Adjusted net income increased $0.5 million for the three months ended March 30, 2013 primarily as a result of the $7.7 million increase in adjusted operating income, offset by increases in interest expense due to higher outstanding balances as compared to March 2012 and income tax expense.
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

Adjusted operating income and adjusted net income are reconciled from operating income and net income determined under GAAP as follows:

	Three months ended
	March 30, 2013	March 31, 2012
	(In thousands)
Operating income	$63,459	55,195
Adjustments:
Amortization of other intangible assets	6,582	6,865
Impairment charges	248	9
Secondary offering costs	—	914
Peterborough plant closure costs(a)	397	—
Adjusted operating income	$70,686	62,983
Net income attributable to Dunkin’ Brands	$23,798	25,950
Adjustments:
Amortization of other intangible assets	6,582	6,865
Impairment charges	248	9
Secondary offering costs	—	914
Peterborough plant closure costs(a)	397	—
Loss on debt extinguishment and refinancing transactions	5,018	—
Tax impact of adjustments(b)	(4,898)	(3,115)
Adjusted net income	$31,145	30,623

(a)
Represents transition-related general and administrative costs incurred related to the closure of the Baskin-Robbins ice cream manufacturing plant in Peterborough, Canada, such as information technology integration, project management, and transportation costs.

(b)	Tax impact of adjustments calculated at a 40% effective tax rate for each period presented.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended
	March 30, 2013	March 31, 2012
Earnings per share:
Common—basic	$0.22	0.22
Common—diluted	0.22	0.21
Diluted adjusted earnings per share	0.29	0.25
Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted average shares outstanding. Diluted adjusted earnings per share is not a presentation made in accordance with GAAP, and our use of the term diluted adjusted earnings per share may vary from similar measures reported by others in our industry due to the potential differences in the method of calculation. Diluted adjusted earnings per share should not be considered as an alternative to earnings per share derived in accordance with GAAP. Diluted adjusted earnings per share has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, we rely primarily on our GAAP results. However, we believe that presenting diluted adjusted earnings per share is appropriate to provide investors with useful information regarding our historical operating results.

The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended
	March 30, 2013	March 31, 2012
	(In thousands, except share and per share data)
Adjusted net income available to common shareholders:
Adjusted net income	$31,145	30,623
Less: Adjusted net income allocated to participating securities	—	(71)
Adjusted net income available to common shareholders	$31,145	30,552
Weighted average number of common shares—diluted	108,158,977	121,316,180
Diluted adjusted earnings per share	$0.29	0.25

Results of operations
Consolidated results of operations

	Three months ended
	March 30, 2013	March 31, 2012	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$103,765	96,044	7,721	8.0%
Rental income	22,432	22,939	(507)	(2.2)%
Sales of ice cream products	23,580	22,723	857	3.8%
Sales at company-owned restaurants	5,771	4,827	944	19.6%
Other revenues	6,310	5,839	471	8.1%
Total revenues	$161,858	152,372	9,486	6.2%
Total revenues for the three months ended March 30, 2013 increased $9.5 million, or 6.2%. The increase in total revenues was driven by an increase in franchise fees and royalty income of $7.7 million, mainly as a result of Dunkin’ Donuts U.S. systemwide sales growth and additional franchise fees resulting from incremental gross development and franchise renewals. Sales at company-owned restaurants also increased $0.9 million due to higher average sales volumes at company-owned restaurants and the timing of the acquisition of restaurants during the periods. Sales of ice cream products contributed $0.9 million to the overall increase in revenues driven by strong sales to the Middle East.

	Three months ended
	March 30, 2013	March 31, 2012	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Occupancy expenses-franchised restaurants	$12,776	12,920	(144)	(1.1)%
Cost of ice cream products	15,986	16,818	(832)	(4.9)%
Company-owned restaurant expenses	5,655	4,816	839	17.4%
General and administrative expenses, net	54,391	53,024	1,367	2.6%
Depreciation and amortization	12,430	13,054	(624)	(4.8)%
Impairment charges	248	9	239	2,655.6%
Total operating costs and expenses	$101,486	100,641	845	0.8%
Net income of equity method investments	3,087	3,464	(377)	(10.9)%
Operating income	$63,459	55,195	8,264	15.0%
Occupancy expenses for franchised restaurants for the three months ended March 30, 2013 remained consistent with the prior year, with the slight decrease resulting from a reduction in the number of leased locations.

Net margin on ice cream products for the three months ended March 30, 2013 increased $1.7 million, or 28.6%, from the prior year primarily as a result of the increased volume to the Middle East, as well as reduced costs resulting from the transition of production to Dean Foods and other third-parties.
As a result of the closure of our ice cream manufacturing plant in fiscal year 2012, the Company expects to realize annual pre-tax savings in cost of ice cream products of approximately $4 million to $5 million beginning in fiscal year 2013. Additionally, the Company expects to incur additional costs associated with the closure of $3 million to $4 million, which primarily consists of a loss related to the settlement of our Canadian pension plan upon final government approval of the plan termination.
Company-owned restaurant expenses for the three months ended March 30, 2013 increased $0.8 million, or 17.4% from the prior year due to higher average sales volumes and the timing of the acquisition of restaurants since the prior year, and was consistent with the increase in sales at company-owned restaurants.
General and administrative expenses for the three months ended March 30, 2013 increased $1.4 million, or 2.6%, from the prior year, primarily driven by a $2.3 million increase in personnel and travel costs related to continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy and additional stock compensation expense, offset by reduced projected incentive compensation payouts. Offsetting this increase was $0.9 million of transaction costs incurred in the prior year related to a secondary offering that was completed in April 2012.
Depreciation and amortization for the three months ended March 30, 2013 decreased $0.6 million from the prior year driven by assets becoming fully depreciated and assets being written-off upon disposal.
Impairment charges for the three months ended March 30, 2013 increased $0.2 million driven by the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments decreased $0.4 million for the three months ended March 30, 2013. Net income of equity method investments includes an unfavorable adjustment of $0.7 million for the three months ended March 30, 2013 and a favorable adjustment of $0.3 million for the three months ended March 31, 2012 related to differences between local accounting principles applied by our Japan and South Korea joint ventures and US GAAP, which were the primary drivers for the decline in net income of equity method investments. The decline in net income of equity method investments also resulted from declines in income from our Japan joint venture and a loss recorded for our new joint venture in Spain. Offsetting these declines was an increase in income from our South Korea joint venture.

	Three months ended
	March 30, 2013	March 31, 2012	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Interest expense, net	$20,718	16,578	4,140	25.0%
Loss on debt extinguishment and refinancing transactions	5,018	—	5,018	n/m
Other losses (gains), net	390	(60)	450	(750.0)%
Total other expense	$26,126	16,518	9,608	58.2%
The increase in net interest expense for the three months ended March 30, 2013 resulted primarily from incremental interest expense on $400.0 million of additional term loan borrowings, which were used to repurchase 15.0 million shares of common stock from certain shareholders in August 2012. Also contributing to the increase in interest expense was incremental interest incurred as a result of entering into variable-to-fixed interest rate swap agreements in September 2012 on $900.0 million notional amount of our outstanding term loan borrowings. Offsetting these increases in interest expense was a reduction in the interest rate on the term loans by 25 basis points as a result of the February 2013 repricing. Considering the February repricing, we expect interest expense to be between $80 million and $81 million in fiscal year 2013.
The loss on debt extinguishment and refinancing transactions for the three months ended March 30, 2013 of $5.0 million resulted from the February 2013 repricing transaction. No loss on debt extinguishment and refinancing transactions was incurred during the three months ended March 31, 2012.
The fluctuation in other losses, net, for the three months ended March 30, 2013 resulted primarily from foreign exchange losses due to fluctuations in the U.S. dollar as compared to the corresponding periods in the prior year.

	Three months ended
	March 30, 2013	March 31, 2012
	($ in thousands, except percentages)
Income before income taxes	$37,333	38,677
Provision for income taxes	13,672	12,763
Effective tax rate	36.6%	33.0%
The increase in the effective tax rate for the three months ended March 30, 2013 primarily resulted from the prior year effective rate being favorably impacted by the reversal of approximately $2.0 million of reserves for uncertain tax positions for which settlement with the taxing authorities was reached during the three months ended March 31, 2012.
Operating segments
We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, other gains and losses, and unallocated corporate charges, referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments includes net income of equity method investments. For reconciliations to total revenues and income before income taxes, see the notes to our consolidated financial statements. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through arrangements with third parties in which our brand names are used and revenue generated from online training programs for franchisees that are not allocated to a specific segment.
Dunkin’ Donuts U.S.

	Three months ended
	March 30, 2013	March 31, 2012	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$82,082	77,852	4,230	5.4%
Franchise fees	9,372	6,206	3,166	51.0%
Rental income	21,309	21,675	(366)	(1.7)%
Sales at company-owned restaurants	5,771	4,742	1,029	21.7%
Other revenues	1,100	579	521	90.0%
Total revenues	$119,634	111,054	8,580	7.7%
Segment profit	$86,855	79,941	6,914	8.6%
The increase in Dunkin’ Donuts U.S. revenues for the three months ended March 30, 2013 was primarily driven by an increase in royalty income of $4.2 million as a result of an increase in systemwide sales, as well as an increase in franchise fees of $3.2 million as a result of incremental gross development and franchise renewals. Also contributing to the increase in Dunkin’ Donuts U.S. revenues was an increase in sales at company-owned restaurants of $1.0 million due to higher average sales volumes at company-owned restaurants and the timing of the acquisition of restaurants during the periods.
The increase in Dunkin’ Donuts U.S. segment profit for the three months ended March 30, 2013 of $6.9 million was driven by the increases in royalty income and franchise fees of $7.4 million, partially offset by an increase in personnel costs as a result of continued investment in our Dunkin’ Donuts U.S. contiguous growth strategy.

Dunkin’ Donuts International

	Three months ended
	March 30, 2013	March 31, 2012	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$3,493	3,458	35	1.0%
Franchise fees	705	271	434	160.1%
Rental income	28	45	(17)	(37.8)%
Other revenues	397	174	223	128.2%
Total revenues	$4,623	3,948	675	17.1%
Segment profit	$2,558	3,161	(603)	(19.1)%
Dunkin’ Donuts International revenues for the three months ended March 30, 2013 increased $0.7 million from the prior year, primarily resulting from a $0.4 million increase in franchise fees driven by incremental franchise renewals, as well as a $0.2 million increase in other revenues driven by incremental transfer fee income.
Segment profit for Dunkin’ Donuts International decreased $0.6 million for the three months ended March 30, 2013 primarily as a result of a decline in net income of equity method investments of $1.0 million. For Dunkin' Donuts International, net income of equity method investments includes an unfavorable adjustment of $0.3 million for the three months ended March 30, 2013 and a favorable adjustment of $0.6 million for the three months ended March 31, 2012 related to differences between local accounting principles applied by our South Korea joint venture and US GAAP, which were the primary drivers for the decline in net income of equity method investments for the segment. The decline in net income of equity method investments also resulted from a loss recorded for our new joint venture in Spain. In addition to the decline in net income of equity method investment, segment profit also declined as a result of continued investments in personnel for the Dunkin' Donuts International business. Offsetting these declines in segment profit was the increase in total revenues.
Baskin-Robbins U.S.

	Three months ended
	March 30, 2013	March 31, 2012	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$5,382	5,814	(432)	(7.4)%
Franchise fees	269	170	99	58.2%
Rental income	932	1,043	(111)	(10.6)%
Sales of ice cream products	961	948	13	1.4%
Sales at company-owned restaurants	—	85	(85)	(100.0)%
Other revenues	2,068	1,792	276	15.4%
Total revenues	$9,612	9,852	(240)	(2.4)%
Segment profit	$5,766	5,457	309	5.7%
Revenues for Baskin-Robbins U.S. for the three months ended March 30, 2013 decreased $0.2 million, or 2.4%, from the prior year, driven by a $0.4 million decline in royalty income driven by the decrease in systemwide sales, offset by a $0.3 million increase in other revenues driven by the timing of finance charges collected related to licensing income.
Baskin-Robbins U.S. segment profit for the three months ended March 30, 2013 increased $0.3 million, or 5.7%, from the prior year, primarily as a result of additional contributions made to the Baskin-Robbins advertising fund to support brand-building advertising in the prior year, offset by the decrease in total revenues.

Baskin-Robbins International

	Three months ended
	March 30, 2013	March 31, 2012	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$2,265	2,007	258	12.9%
Franchise fees	197	266	(69)	(25.9)%
Rental income	146	149	(3)	(2.0)%
Sales of ice cream products	22,619	21,775	844	3.9%
Other revenues	201	44	157	356.8%
Total revenues	$25,428	24,241	1,187	4.9%
Segment profit	$9,319	7,282	2,037	28.0%
Baskin-Robbins International revenues increased $1.2 million for the three months ended March 30, 2013 primarily as a result of increases in sales of ice cream products of $0.8 million driven by strong sales to the Middle East. Additionally, royalty income increased $0.3 million driven by the increase in systemwide sales.
Baskin-Robbins International segment profit increased $2.0 million for the three months ended March 30, 2013 primarily due to an increase of $1.8 million in net margin on ice cream products driven by the increased volume to the Middle East, as well as reduced costs resulting from the transition of production to Dean Foods and other third-parties. Also contributing to the increase in segment profit was an increase in net income of equity method investments of $0.7 million, driven by an increase in income from our South Korea joint venture partially offset by a decline in income from our Japan joint venture. Additionally, segment profit also increased due to the increase in royalty income of $0.3 million. Offsetting these increases in segment profit was an increase in general and administrative costs of $0.9 million driven by investments in personnel and costs associated with hosting an international licensee convention.
Liquidity and Capital Resources
As of March 30, 2013, we held $179.2 million of cash and cash equivalents, which included $97.1 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of March 30, 2013, we had a borrowing capacity of $88.5 million under our $100.0 million revolving credit facility. During the three months ended March 30, 2013, net cash used in operating activities was $27.0 million, as compared to net cash used in operating activities of $12.4 million for the three months ended March 31, 2012. Net cash used in operating activities for the three months ended March 30, 2013 and March 31, 2012 includes decreases of $28.4 million and $36.4 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we used $6.4 million and generated $19.7 million of free cash flow during the three months ended March 30, 2013 and March 31, 2012, respectively. The decrease in free cash flow from the prior year was primarily driven by unfavorable changes in operating assets and liabilities, primarily due to the timing of interest payments and the collection of accounts receivable. The unfavorable change in accounts receivable was driven by a one-time delay in cash collections as a result of a change in shipping terms related to ice cream shipments to certain international markets. Free cash flow is calculated as follows (in thousands):

	Three months ended
	March 30, 2013	March 31, 2012
Net cash used in operating activities	$(26,998)	(12,438)
Plus: Decrease in cash held for advertising funds and reserved for gift card/certificate programs	28,379	36,433
Less: Additions to property and equipment	(7,808)	(4,279)
Free cash flow	$(6,427)	19,716
Net cash used in operating activities of $27.0 million during the three months ended March 30, 2013 was primarily driven by net income of $23.7 million, increased by depreciation and amortization of $12.4 million, and dividends received from equity method investments of $5.5 million, offset by $67.7 million of changes in operating assets and liabilities and $0.9 million of other net non-cash reconciling adjustments. The $67.7 million of changes in operating assets and liabilities was primarily driven by the seasonality of our gift card program, the timing of interest payments, annual incentive compensation payments, and an increase in accounts receivable primarily resulting from a change in shipping terms. During the three months ended March 30, 2013, we invested $7.8 million in capital additions to property and equipment. Net cash used in financing activities was $39.5 million during the three months ended March 30, 2013, driven primarily by dividend payments of $20.2 million, repayment of long-term debt of $14.2 million, and payment of deferred financing and other debt-related costs of $6.1 million in connection with the amendment of our senior credit facility in February 2013.
Our senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes a term loan facility and a revolving credit facility. The aggregate borrowings available under the senior secured credit facility are approximately $2.00 billion, consisting of a fully-drawn approximately $1.90 billion term loan facility and an undrawn $100.0 million revolving credit facility under which there was $88.5 million in available borrowings and $11.5 million of letters of credit outstanding as of March 30, 2013. In February 2013, we amended the senior credit facility to extend the maturity of the term loan facility and revolving credit facility to February 2020 and February 2018, respectively. Considering the February 2013 amendment to the senior credit facility, principal amortization repayments are required to be made on term loan borrowings equal to approximately $19.0 million per calendar year, payable in quarterly installments through December 2019. The final scheduled principal payment on the outstanding borrowings under the term loan is due in February 2020. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the credit facility), is less than 4.75x, no excess cash flow payments are required. The Company intends to make quarterly payments of $5.0 million during fiscal year 2013.
The term loans bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0%. The applicable margin under the term loan facility is 1.75% for loans based upon the base rate and 2.75% for loans based upon the LIBOR rate.
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
In fiscal year 2012, we entered into variable-to-fixed interest rate swap agreements to hedge the floating interest rate on $900.0 million notional amount of our outstanding term loan borrowings. We are required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.37%. In exchange, we receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a 1.0% floor. The February 2013 amendment to the senior credit facility had no impact on our interest rate swap agreements.
The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense, each of which becomes more restrictive over time. For the first quarter of fiscal year 2013, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 8.25 to 1.00 and a minimum interest coverage ratio of 1.55 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization and impairment of long-lived assets, as adjusted for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of March 30, 2013, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 5.02 to 1.00 and an interest coverage ratio of 4.89 to 1.00, which were calculated for the twelve months ended March 30, 2013 based upon the adjustments to EBITDA, as provided for under the terms of our senior credit facility.

The following is a reconciliation of our net income to such adjusted EBITDA for the twelve months ended March 30, 2013 (in thousands):

Twelve months ended
March 30, 2013
Net income including noncontrolling interests	$105,371
Interest expense	78,167
Income tax expense	55,286
Depreciation and amortization	55,403
Impairment charges	1,517
EBITDA	295,744
Adjustments:
Non-cash adjustments(a)	31,171
Transaction costs(b)	768
Loss on debt extinguishment and refinancing transactions(c)	8,981
Severance charges(d)	4,226
Other(e)	7,571
Total adjustments	52,717
Adjusted EBITDA	$348,461

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(b)	Represents direct and indirect cost and expenses related to the Company’s secondary offering transactions.

(c)
Represents transaction costs associated with the refinancing and repayment of long-term debt, including fees paid to third parties and the write-off of deferred financing costs and original issue discount.

(d)	Represents severance and related benefits costs associated with reorganizations.

(e)
Represents costs and fees associated with entry into new markets, various franchisee-related information technology investments, market research programs, and the closure of the Company's Canadian ice cream manufacturing plant, as well as the net impact of other non-recurring adjustments.

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
Recently Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance was adopted by the Company in fiscal year 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In December 2011, the FASB issued guidance which enhanced existing disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. In January 2013, the FASB issued new guidance to clarify that the guidance issued in December 2011 on offsetting financial assets and financial liabilities was limited to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement. It further clarifies that ordinary trade receivables and receivables are not in the scope of the existing guidance. This guidance was adopted by the Company in fiscal year 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended March 30, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.        Other Information

Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During the third and fourth quarters of 2012, the Company accrued an additional $493 thousand for interest that continues to accrue on the judgment amount. During the three months ended March 30, 2013, the Company accrued an additional $243 thousand of interest, resulting in an estimated liability of $25.5 million, including the impact of foreign exchange, as of March 30, 2013. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
In addition, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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
DUNKIN’ BRANDS GROUP, INC.

Date:	May 8, 2013	By:	/s/ Nigel Travis
Nigel Travis, Chief Executive Officer