Form 10-Q
period 2013-06-29
DUNKIN' BRANDS GROUP, INC.
filed 2013-08-07
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 29, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of July 31, 2013, 106,355,213 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 29, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$176,999	252,618
Accounts receivable, net of allowance for doubtful accounts of $2,155 and $2,483 as of June 29, 2013 and December 29, 2012, respectively	43,279	32,407
Notes and other receivables, net of allowance for doubtful accounts of $942 and $1,204 as of June 29, 2013 and December 29, 2012, respectively	15,946	20,649
Assets held for sale	1,994	2,400
Deferred income taxes, net	47,197	47,263
Restricted assets of advertising funds	33,824	31,849
Prepaid income taxes	4,713	10,825
Prepaid expenses and other current assets	20,701	21,769
Total current assets	344,653	419,780
Property and equipment, net of accumulated depreciation of $105,254 and $109,747 as of June 29, 2013 and December 29, 2012, respectively	178,027	181,172
Equity method investments	159,786	174,823
Goodwill	891,868	891,900
Other intangible assets, net	1,466,199	1,479,784
Restricted cash	316	367
Other assets	79,687	69,687
Total assets	$3,120,536	3,217,513
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	26,680
Capital lease obligations	375	371
Accounts payable	12,118	16,256
Liabilities of advertising funds	46,056	45,594
Deferred income	23,865	24,683
Other current liabilities	175,826	239,931
Total current liabilities	258,240	353,515
Long-term debt, net	1,827,845	1,823,278
Capital lease obligations	7,235	7,251
Unfavorable operating leases acquired	17,964	19,061
Deferred income	15,573	15,720
Deferred income taxes, net	570,168	569,126
Other long-term liabilities	65,478	79,587
Total long-term liabilities	2,504,263	2,514,023
Commitments and contingencies (note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at June 29, 2013 and December 29, 2012, respectively	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized;106,740,752 issued and 106,333,752 outstanding at June 29, 2013; and 106,146,984 shares issued and outstanding at December 29, 2012	107	106
Additional paid-in capital	1,219,331	1,251,498
Treasury stock, at cost	(16,756)	—
Accumulated deficit	(849,507)	(914,094)
Accumulated other comprehensive income	1,773	9,141
Total stockholders’ equity of Dunkin’ Brands	354,948	346,651
Noncontrolling interests	3,085	3,324
Total stockholders’ equity	358,033	349,975
Total liabilities and stockholders’ equity	$3,120,536	3,217,513

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenues:
Franchise fees and royalty income	$112,794	105,928	216,559	201,972
Rental income	25,055	26,002	47,487	48,941
Sales of ice cream products	32,809	28,442	56,389	51,165
Sales at company-owned restaurants	6,240	5,966	12,011	10,793
Other revenues	5,590	6,049	11,900	11,888
Total revenues	182,488	172,387	344,346	324,759
Operating costs and expenses:
Occupancy expenses—franchised restaurants	12,820	12,912	25,596	25,832
Cost of ice cream products	24,302	19,971	40,288	36,789
Company-owned restaurant expenses	5,940	6,130	11,595	10,946
General and administrative expenses, net	62,193	77,896	116,584	130,920
Depreciation	5,522	7,333	11,370	13,522
Amortization of other intangible assets	6,565	6,783	13,147	13,648
Impairment charges	107	377	355	386
Total operating costs and expenses	117,449	131,402	218,935	232,043
Net income of equity method investments	4,782	5,153	7,869	8,617
Other operating income	6,984	—	6,984	—
Operating income	76,805	46,138	140,264	101,333
Other income (expense):
Interest income	91	139	205	257
Interest expense	(19,886)	(16,690)	(40,718)	(33,386)
Loss on debt extinguishment and refinancing transactions	—	—	(5,018)	—
Other losses, net	(813)	(267)	(1,203)	(207)
Total other expense	(20,608)	(16,818)	(46,734)	(33,336)
Income before income taxes	56,197	29,320	93,530	67,997
Provision for income taxes	15,487	11,101	29,159	23,864
Net income including noncontrolling interests	40,710	18,219	64,371	44,133
Net loss attributable to noncontrolling interests	(102)	(278)	(239)	(314)
Net income attributable to Dunkin’ Brands	$40,812	18,497	64,610	44,447
Earnings per share:
Common—basic	$0.38	0.15	0.61	0.37
Common—diluted	0.38	0.15	0.60	0.36
Cash dividends declared per common share	0.19	0.15	0.38	0.30
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income including noncontrolling interests	$40,710	18,219	64,371	44,133
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense of $240 and $374 for the three and six months ended June 29, 2013, respectively	(5,898)	1,315	(16,703)	(3,221)
Unrealized gains on interest rate swaps, net of deferred tax expense of $5,737 and $6,299 for the three and six months ended June 29, 2013, respectively	8,437	—	9,216	—
Other, net	99	(178)	119	(1,614)
Total other comprehensive income (loss)	2,638	1,137	(7,368)	(4,835)
Comprehensive income including noncontrolling interests	43,348	19,356	57,003	39,298
Comprehensive loss attributable to noncontrolling interests	(102)	(278)	(239)	(314)
Comprehensive income attributable to Dunkin’ Brands	$43,450	19,634	57,242	39,612
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net income including noncontrolling interests	$64,371	44,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,517	27,170
Amortization of deferred financing costs and original issue discount	2,473	2,637
Loss on debt extinguishment and refinancing transactions	5,018	—
Impact of unfavorable operating leases acquired	(1,072)	(1,216)
Deferred income taxes	(5,812)	(13,504)
Impairment charges	355	386
Recovery of bad debt	(186)	(751)
Share-based compensation expense	3,661	2,830
Net income of equity method investments	(7,869)	(8,617)
Dividends received from equity method investments	5,527	4,389
Gain on sale of joint venture	(6,984)	—
Other, net	(706)	389
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	(4,969)	10,086
Other current assets	1,012	(3,188)
Accounts payable	(158)	(957)
Other current liabilities	(63,358)	(33,608)
Liabilities of advertising funds, net	(1,043)	(3,934)
Income taxes payable, net	(5,935)	896
Deferred income	(958)	(319)
Other, net	1,673	86
Net cash provided by operating activities	9,557	26,908
Cash flows from investing activities:
Additions to property and equipment	(12,507)	(9,748)
Proceeds from sale of joint venture	7,200	—
Other, net	(1,522)	(1,745)
Net cash used in investing activities	(6,829)	(11,493)
Cash flows from financing activities:
Repayment of long-term debt	(19,157)	(10,441)
Payment of deferred financing and other debt-related costs	(6,157)	—
Dividends paid on common stock	(40,450)	(36,114)
Repurchases of common stock	(16,756)	(25)
Exercise of stock options	4,642	1,265
Other, net	(208)	1,900
Net cash used in financing activities	(78,086)	(43,415)
Effect of exchange rates on cash and cash equivalents	(261)	(30)
Decrease in cash and cash equivalents	(75,619)	(28,030)
Cash and cash equivalents, beginning of period	252,618	246,715
Cash and cash equivalents, end of period	$176,999	218,685
Supplemental cash flow information:
Cash paid for income taxes	$41,732	37,149
Cash paid for interest	49,804	30,455
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,890	1,067
Purchase of leaseholds in exchange for capital lease obligations	173	2,703

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1) Description of Business and Organization
Dunkin’ Brands Group, Inc. (“DBGI”), together with its consolidated subsidiaries, is one of the world’s leading franchisors of restaurants serving coffee and baked goods, as well as ice cream, within the quick service restaurant segment of the restaurant industry. We develop, franchise, and license a system of both traditional and nontraditional quick service restaurants and, in limited circumstances, own and operate individual locations. Through our Dunkin’ Donuts brand, we develop and franchise restaurants featuring coffee, donuts, bagels, and related products. Through our Baskin-Robbins brand, we develop and franchise restaurants featuring ice cream, frozen beverages, and related products. Additionally, we distribute Baskin-Robbins ice cream products to Baskin-Robbins franchisees and licensees in certain international markets.
Throughout these financial statements, “Dunkin’ Brands,” “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.
(2) Summary of Significant Accounting Policies
(a) Unaudited Financial Statements
The consolidated balance sheet as of June 29, 2013, the consolidated statements of operations and comprehensive income for the three and six months ended June 29, 2013 and June 30, 2012, and the consolidated statements of cash flows for the six months ended June 29, 2013 and June 30, 2012, are unaudited.
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
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within our three- and six-month periods ended June 29, 2013 and June 30, 2012 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.
(c) Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the periods then ended.
(d) Fair Value of Financial Instruments
The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $7.0 million and $5.8 million as of June 29, 2013 and December 29, 2012, respectively, approximates fair value.
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
Financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2013 and December 29, 2012 are summarized as follows (in thousands):

	June 29, 2013			December 29, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
Assets:
Mutual funds	$2,083	—	2,083	2,505	—	2,505
Interest rate swaps	—	12,706	12,706	—	—	—
Total assets	$2,083	12,706	14,789	2,505	—	2,505
Liabilities:
Deferred compensation liabilities	$—	7,683	7,683	—	7,379	7,379
Interest rate swaps	—	—	—	—	2,809	2,809
Total liabilities	$—	7,683	7,683	—	10,188	10,188
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
The Company uses readily available market data to value its interest rate swaps, such as interest rate curves and discount factors. Additionally, the fair value of derivatives includes consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input, as defined under U.S. GAAP. As the magnitude of the CVA is not a significant component of the fair value of the interest rate swaps as of June 29, 2013, it is not considered a significant input and the derivatives are classified as Level 2.
The carrying value and estimated fair value of long-term debt as of June 29, 2013 and December 29, 2012 were as follows (in thousands):

	June 29, 2013		December 29, 2012
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial liabilities:
Term loans	$1,827,845	1,832,023	1,849,958	1,878,980
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
We record all derivative instruments on our consolidated balance sheets at fair value.  For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.  Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the consolidated statements of operations immediately. Cash flows associated with the Company's interest rate swap agreements are classified as cash flows from operating activities in the consolidated statements of cash flows which is consistent with the classification of cash flows of the underlying hedged item. See note 6 for a discussion of the Company's use of derivative instruments, management of credit risk inherent in derivative instruments, and fair value information.
(f) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At June 29, 2013, one master licensee accounted for approximately 15.0% of total accounts and notes receivable, which was primarily due to the timing of orders and shipments of ice cream to the master licensee. At December 29, 2012, no individual franchisee or master licensee accounted for more than 10% of accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for the three and six months ended June 29, 2013 or the three or six months ended June 30, 2012.
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
In December 2011, the FASB issued guidance which enhanced existing disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. In January 2013, the FASB issued new guidance to clarify that the guidance issued in December 2011 on offsetting financial assets and financial liabilities was limited to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement. It further clarifies that ordinary trade receivables and other receivables are not in the scope of the existing guidance. This guidance was adopted by the Company in fiscal year 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
(i) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Royalty income	$106,254	98,498	199,476	187,629
Initial franchise fees, including renewal income	6,540	7,430	17,083	14,343
Total franchise fees and royalty income	$112,794	105,928	216,559	201,972

The changes in franchised and company-owned points of distribution were as follows:

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Systemwide Points of Distribution:
Franchised points of distribution—beginning of period	17,537	16,843	17,424	16,763
Franchised points of distribution—opened	300	288	544	569
Franchised points of distribution—closed	(149)	(150)	(280)	(348)
Net transfers to company-owned points of distribution	—	(1)	—	(4)
Franchised points of distribution in operation—end of period	17,688	16,980	17,688	16,980
Company-owned points of distribution—end of period	30	36	30	36
Total systemwide points of distribution—end of period	17,718	17,016	17,718	17,016
(4) Goodwill and Other Intangible Assets
The change in the gross carrying amount of goodwill from December 29, 2012 to June 29, 2013 is due to the impact of foreign currency fluctuations.
Other intangible assets at June 29, 2013 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$383,604	(149,601)	234,003
Favorable operating leases acquired	15	76,494	(36,934)	39,560
License rights	10	6,230	(4,564)	1,666
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,657,298	(191,099)	1,466,199
Other intangible assets at December 29, 2012 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$384,065	(139,677)	244,388
Favorable operating leases acquired	15	77,653	(35,207)	42,446
License rights	10	6,230	(4,250)	1,980
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,658,918	(179,134)	1,479,784
The changes in the gross carrying amounts of other intangible assets from December 29, 2012 to June 29, 2013 are primarily due to the impairment of favorable operating leases acquired resulting from lease terminations and the impact of foreign currency fluctuations. Impairment of favorable operating leases acquired totaled $77 thousand and $316 thousand for the three months ended June 29, 2013 and June 30, 2012, respectively, and $281 thousand and $317 thousand for the six months ended June 29, 2013 and June 30, 2012, respectively, and is included within impairment charges in the consolidated statements of operations. Total estimated amortization expense for fiscal years 2013 through 2017 is presented below (in thousands). The amount reflected below for fiscal year 2013 includes year-to-date amortization.

Fiscal year:
2013	$26,081
2014	25,483
2015	25,157
2016	22,237
2017	21,458
The impact of our unfavorable leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Increase in rental income	$252	263	506	528
Decrease in rental expense	280	337	566	688
Total increase in operating income	$532	600	1,072	1,216
(5) Debt
In February 2013, Dunkin’ Brands, Inc. (“DBI”), a subsidiary of DBGI, amended its senior credit facility, resulting in a reduction of the interest rates and an extension of the maturity dates for both the term loans and the revolving credit facility.
Subsequent to the amendment, the term loans bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0%. The applicable margin under the term loan facility is 1.75% for loans based upon the base rate and 2.75% for loans based upon the LIBOR rate. The amendment extended the maturity of the term loans to February 2020. The effective interest rate for term loans, including the amortization of original issue discount and deferred financing costs, was 4.0% at June 29, 2013.
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
In connection with the amendment, certain lenders, holding $214.3 million of term loans, exited the term loan lending syndicate. The principal of the exiting lenders was replaced with additional loans from both existing and new lenders. As a result, during the first quarter of 2013, the Company recorded a loss on debt extinguishment and refinancing transactions of $5.0 million, including $3.9 million related to the write-off of original issuance discount and deferred financing costs and $1.1 million of fees paid to third parties. The amended term loans were issued with an original issue discount of 0.25%, or $4.6 million, which was recorded as a reduction to long-term debt. Total debt issuance costs incurred and capitalized in connection with the amendment were $375 thousand.
Repayments are required to be made under the term loans equal to approximately $19.0 million per calendar year, payable in quarterly installments through December 2019, with the remaining principal balance due in February 2020. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the senior credit facility), is no greater than 4.75x, no excess cash flow payments are required. If DBI's leverage ratio is greater than 5.50x, the Company is required to prepay an amount equal to 50% of excess cash flow. During the six months ended June 29, 2013, the Company made total principal payments of $19.2 million. Based on all payments made, including the required excess cash flow payment in the first quarter of 2013, no additional principal payments are required in the next twelve months, though the Company may elect to make voluntary payments. Other events and transactions, such as certain asset sales and incurrence of debt, may trigger additional mandatory prepayments.

(6) Derivative Instruments and Hedging Transactions
The Company is exposed to global market risks, including the effect of changes in interest rates, and may use derivative instruments to mitigate the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. The Company’s hedging instruments consist solely of interest rate swaps at June 29, 2013. The Company’s risk management objective and strategy with respect to the interest rate swaps is to limit the Company’s exposure to increased interest rates on its variable rate debt by reducing the potential variability in cash flow requirements relating to interest payments on a portion of its outstanding debt. The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items.
In September 2012, the Company entered into variable-to-fixed interest rate swap agreements with three counterparties to hedge the risk of increases in cash flows (interest payments) attributable to increases in three-month LIBOR above 1.0%, the designated benchmark interest rate being hedged, through November 2017. The notional value of the swaps totals $900.0 million, and the Company is required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.37%, resulting in a total interest rate of approximately 4.12% on the hedged amount when considering the applicable margin in effect at June 29, 2013. In exchange, the Company receives interest on the notional amount at a variable rate based on a three-month LIBOR spot rate, subject to a 1.0% floor. Interest is settled quarterly on a net basis with each counterparty. The swaps have been designated as hedging instruments and are classified as cash flow hedges. They are recognized on the Company’s consolidated balance sheets at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (loss) and/or current earnings.
The fair values of derivatives instruments consisted of the following (in thousands):

	June 29, 2013	December 29, 2012	Consolidated Balance Sheet Classification
Interest rate swaps - asset	$12,706	—	Other assets
Total fair values of derivative instruments - asset	$12,706	—

Interest rate swaps - liability	$—	2,809	Other long-term liabilities
Total fair values of derivative instruments - liability	$—	2,809

The tables below summarizes the effects of derivative instruments on the consolidated statements of operations and comprehensive income for the three months ended June 29, 2013:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income
Interest rate swaps	$13,328	$(846)	Interest expense	$14,174
Income tax effect	(5,395)	342	Provision for income taxes	(5,737)
Net of income taxes	$7,933	$(504)		$8,437

The tables below summarizes the effects of derivative instruments on the consolidated statements of operations and comprehensive income for the six months ended June 29, 2013:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income
Interest rate swaps	$13,823	$(1,692)	Interest expense	$15,515
Income tax effect	(5,602)	697	Provision for income taxes	(6,299)
Net of income taxes	$8,221	$(995)		$9,216
There was no ineffectiveness of the interest rate swaps during the three and six months ended June 29, 2013, and therefore, ineffectiveness had no impact on the consolidated statements of operations. As of June 29, 2013 and December 29, 2012, $19 thousand and $864 thousand, respectively, of interest expense related to interest rate swaps is accrued in other current liabilities in the consolidated balance sheets. During the next twelve months, the Company estimates that $3.4 million will be reclassified from accumulated other comprehensive income as an increase to interest expense based on current projections of LIBOR.

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. To mitigate counterparty credit risk, the Company only enters into contracts with major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of its counterparties. At June 29, 2013, all of the counterparties to the interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of June 29, 2013, the Company has not posted any collateral related to these agreements. The Company holds one derivative instrument with each of its derivative counterparties, each of which is settled net with the respective counterparties in accordance with the swap agreements. There is no offsetting of these financial instruments on the consolidated balance sheets. As of June 29, 2013, the termination value of derivatives is a net asset position of $13.3 million, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements.
(7) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 29, 2013	December 29, 2012
Gift card/certificate liability	$80,721	145,981
Gift card breakage liability	17,157	—
Accrued salary and benefits	20,042	31,136
Accrued legal liabilities (see note 12(d))	26,543	27,305
Accrued interest	1,482	13,564
Accrued professional costs	2,286	2,996
Other	27,595	18,949
Total other current liabilities	$175,826	239,931
The decrease in the gift card/certificate liability is driven primarily by the seasonality of our gift card program. Additionally, during the three months ended June 29, 2013, the Company determined that sufficient historical redemption patterns existed to revise breakage estimates related to unredeemed Dunkin’ Donuts gift cards. Based on historical redemption rates, breakage is estimated and recognized over time in proportion to actual gift card redemptions. The Company recognizes breakage as income only up to the amount of gift card program costs. Any incremental breakage is committed to fund future initiatives that will benefit the gift card program, and is recorded as gift card breakage liability within other current liabilities in the consolidated balance sheets.
The decrease in accrued salary and benefits is primarily due to bonus payments made during the first quarter of 2013 related to fiscal year 2012.
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

	Revenues
	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Dunkin’ Donuts U.S.	$128,672	122,606	248,306	233,660
Dunkin’ Donuts International	3,931	3,870	8,554	7,818
Baskin-Robbins U.S.	12,489	12,740	22,101	22,592
Baskin-Robbins International	34,917	30,106	60,345	54,347
Total reportable segment revenues	180,009	169,322	339,306	318,417
Other	2,479	3,065	5,040	6,342
Total revenues	$182,488	172,387	344,346	324,759
Expenses included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Dunkin’ Donuts U.S.	$87,055	89,918	173,910	169,859
Dunkin’ Donuts International	1,587	1,933	4,145	5,094
Baskin-Robbins U.S.	7,955	8,860	13,721	14,317
Baskin-Robbins International	19,434	11,842	28,753	19,124
Total reportable segment profit	116,031	112,553	220,529	208,394
Corporate and other	(27,032)	(51,922)	(55,393)	(79,505)
Interest expense, net	(19,795)	(16,551)	(40,513)	(33,129)
Depreciation and amortization	(12,087)	(14,116)	(24,517)	(27,170)
Impairment charges	(107)	(377)	(355)	(386)
Loss on debt extinguishment and refinancing transactions	—	—	(5,018)	—
Other gains (losses), net	(813)	(267)	(1,203)	(207)
Income before income taxes	$56,197	29,320	93,530	67,997
Net income of equity method investments is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Income included in “Other” in the segment profit table below represents the reduction of depreciation and amortization expense reported by BR Korea Co., Ltd. (“BR Korea”) as the Company recorded an impairment charge in fiscal year 2011 related to the underlying long-lived assets of BR Korea. Net income of equity method investments by reportable segment was as follows (in thousands):

	Net income of equity method investments
	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Dunkin’ Donuts International	$368	510	254	1,383
Baskin-Robbins International	4,126	3,533	6,664	5,344
Total reportable segments	4,494	4,043	6,918	6,727
Other	288	1,110	951	1,890
Total net income of equity method investments	$4,782	5,153	7,869	8,617

(9) Stockholders’ Equity
(a) Treasury Stock
During the three months ended June 29, 2013, the Company repurchased a total of 407,000 shares of common stock at a weighted average price of $41.16 per share from existing stockholders. The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $16.8 million during the three months ended June 29, 2013, based on the fair market value of the shares on the date of repurchase and direct costs incurred.
(b) Equity Incentive Plans
The Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (the “2011 Plan”) was adopted in July 2011, and is the only plan under which the Company currently grants awards. A maximum of 7,000,000 shares of common stock may be delivered in satisfaction of awards under the 2011 Plan.
During the six months ended June 29, 2013, the Company granted options to purchase 1,177,999 shares of common stock and 92,943 restricted stock units to employees and directors under the 2011 Plan. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of ten years. The stock options were granted at a price of $37.26 per share and have a grant-date fair value of $9.92 per share. The restricted stock units generally vest in equal annual amounts over a one-year or three-year period subsequent to the grant date.
Total compensation expense related to all share-based awards was $2.0 million and $2.2 million for the three months ended June 29, 2013 and June 30, 2012, respectively, and $3.7 million and $2.8 million for the six months ended June 29, 2013 and June 30, 2012, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(c) Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income were as follows (in thousands):

	Effect of foreign currency translation	Unrealized losses on interest rate swaps	Unrealized loss on pension plan	Other	Accumulated other comprehensive income
Balance at December 29, 2012	$14,914	(1,655)	(2,486)	(1,632)	9,141
Other comprehensive income (loss)(1)	(16,703)	9,216	35	84	(7,368)
Balance at June 29, 2013	$(1,789)	7,561	(2,451)	(1,548)	1,773

(1)
The Company reclassified $995 thousand from accumulated other comprehensive income into the consolidated statements of operations related to the interest rate swaps for the six months ended June 29, 2013 (see note 6). Additionally, the Company reclassified $35 thousand from accumulated other comprehensive income into the consolidated statements of operations related to The Baskin-Robbins Employees’ Pension Plan for the six months ended June 29, 2013, of which $48 thousand is included in general and administrative expenses, net, and $13 thousand is included in provision for income taxes.

(d) Noncontrolling Interests
The changes in the components of noncontrolling interests from December 29, 2012 to June 29, 2013 were as follows (in thousands):

Balance at December 29, 2012	$3,324
Net loss attributable to noncontrolling interests	(239)
Balance at June 29, 2013	$3,085
(e) Dividends
The Company paid quarterly dividends of $0.19 per share of common stock on February 20, 2013 and June 6, 2013 totaling approximately $20.2 million and $20.3 million, respectively. On July 25, 2013, we announced that our board of directors approved the next quarterly dividend of $0.19 per share of common stock payable September 4, 2013 to shareholders of record as of the close of business on August 26, 2013.

(10) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income attributable to Dunkin’ Brands—basic and diluted	$40,812	18,497	64,610	44,447
Allocation of net income to common stockholders:
Common—basic(1)	40,812	18,467	64,610	44,334
Common—diluted(1)	40,812	18,467	64,610	44,354
Weighted average number of common shares:
Common—basic	106,485,078	120,095,118	106,365,758	119,888,657
Common—diluted	108,211,994	121,985,524	108,185,485	121,650,852
Earnings per common share:
Common—basic	$0.38	0.15	0.61	0.37
Common—diluted	0.38	0.15	0.60	0.36

(1)
Net income allocated to common shareholders for the three months ended June 30, 2012 excludes $30 thousand for basic and diluted earnings per share, and $113 thousand and $93 thousand for basic and diluted earnings per share, respectively, for the six months ended June 30, 2012, that is allocated to participating securities. Participating securities consist of unvested (restricted) shares that contain a nonforfeitable right to participate in dividends. No net income was allocated to participating securities for the three and six months ended June 29, 2013.

The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,726,916 and 1,890,406 restricted shares and stock options for the three months ended June 29, 2013 and June 30, 2012, respectively, and includes the dilutive effect of 1,819,727 and 1,762,195 restricted shares and stock options for the six months ended June 29, 2013 and June 30, 2012, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all performance-based restricted stock and stock options outstanding for which the performance criteria were not yet met as of the fiscal period end. As of June 29, 2013, there were no common restricted stock awards or stock options that were performance-based and for which the performance criteria were not yet met. As of June 30, 2012, there were approximately 224,000 common restricted stock awards and approximately 1,211,000 options to purchase common stock that were performance-based and for which the performance criteria were not yet met. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 1,376,193 and 716,657 stock options for the three months ended June 29, 2013 and June 30, 2012, respectively, and 1,571,791 and 569,703 stock options for the six months ended June 29, 2013 and June 30, 2012, respectively, as they would be antidilutive.
(11) Income Taxes
Income tax expense and the effective tax rate were $15.5 million and 27.6%, respectively, for the three months ended June 29, 2013, and $11.1 million and 37.9%, respectively, for the three months ended June 30, 2012. Income tax expense and the effective tax rate were $29.2 million and 31.2%, respectively, for the six months ended June 29, 2013, and $23.9 million and 35.1%, respectively, for the six months ended June 30, 2012.
The effective rate may fluctuate from quarter to quarter for various reasons, including discrete items, such as the settlement or resolution of specific federal and state tax issues. During the three and six months ended June 29, 2013, the Company recorded a net tax benefit of $5.2 million, primarily related to the reversal of reserves of $8.4 million for uncertain tax positions for which settlement with the taxing authorities was reached, offset by tax expense of $2.9 million primarily due to an increase in our overall state tax rate resulting from a shift in estimated apportionment of income within state jurisdictions. The Company recorded a net tax benefit of $0.8 million and $2.6 million during the three and six months ended June 30, 2012, respectively, primarily related to the reversal of reserves for uncertain tax positions for which settlement with the taxing authorities was reached.
Tax authorities periodically audit the Company. We record reserves for identified exposures and evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures. During the six months ended June 29, 2013, the Company made cash payments of approximately $4.1 million representing tax, penalty, and interest due on settlements with taxing authorities. These amounts were fully accrued as of December 29, 2012 and did not impact the effective rate.
(12) Commitments and Contingencies
(a) Lease Commitments
The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under noncancelable operating and capital lease arrangements.
(b) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $4.1 million and $4.7 million at June 29, 2013 and December 29, 2012, respectively. At June 29, 2013 and December 29, 2012, there were no amounts under such guarantees that were due. The fair value of the guarantee liability and corresponding asset recorded on the consolidated balance sheets was $434 thousand and $438 thousand, respectively, at June 29, 2013 and $601 thousand and $572 thousand, respectively, at December 29, 2012. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of June 29, 2013 and December 29, 2012, the Company had recorded reserves for such guarantees of $399 thousand and $389 thousand, respectively.
Supply Chain Guarantees
In 2012, the Company entered into a third-party guarantee with a distribution facility of franchisee products that guarantees franchisees would sell a certain volume of cooler beverages each year over a 4-year period. During the three months ended June 29, 2013, the Company determined that the franchisees will not achieve the required sales volume, and therefore, the Company accrued the maximum guarantee under the agreement of $7.5 million, which is included in other current liabilities in the consolidated balance sheets and general and administrative expenses, net in the consolidated statements of operations. No additional guarantee payments will be required under the agreement.
The Company has also entered into a third-party guarantee with this distribution facility that guarantees franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of June 29, 2013 and December 29, 2012, the Company was contingently liable for $6.3 million and $6.8 million, respectively, under this guarantee. Additionally, the Company has various supply chain contracts that generally provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. As of June 29, 2013 and December 29, 2012, the Company was contingently liable under such supply chain agreements for approximately $52.9 million and $57.5 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we have not recorded any liabilities related to these commitments, except for the liability recorded in connection with the cooler beverage commitment discussed above.
Equipment Guarantee
In April 2013, the Company entered into a third-party guarantee with an equipment vendor that guarantees franchisees will purchase a total minimum quantity of certain equipment by March 31, 2014. Under the terms of the agreement, in the event that franchisees do not purchase the required minimum quantity, the Company would be contingently liable for purchasing the remaining quantity of equipment. As of June 29, 2013, the Company was contingently liable for $4.2 million under this guarantee. The Company assesses the risk of performing under this guarantee on a quarterly basis, and, based on internal forecasts, we have not recorded any liabilities related to this commitment.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of June 29, 2013 and December 29, 2012, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $6.1 million and $5.6 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(c) Letters of Credit
At June 29, 2013 and December 29, 2012, the Company had standby letters of credit outstanding for a total of $11.5 million. There were no amounts drawn down on these letters of credit.
(d) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During the third and fourth quarters of 2012, the Company accrued an additional $493 thousand for interest that continues to accrue on the judgment amount. During the three and six months ended June 29, 2013, the Company accrued an additional $240 thousand and $483 thousand, respectively, of interest, resulting in an estimated liability of $25.0 million, including the impact of foreign exchange, as of June 29, 2013. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At June 29, 2013 and December 29, 2012, contingent liabilities, excluding the Bertico litigation, totaling $1.5 million, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with all matters could increase by up to an additional $12.0 million based on the outcome of ongoing litigation or negotiations.
(e) Line of Credit to Distribution Facility
On May 17, 2013, the Company provided a secured revolving line of credit to a distribution facility of franchisee products for an aggregate maximum principal amount of up to $8.0 million plus interest. The entire principal balance and accrued and unpaid interest is due June 1, 2014. The purpose of this line of credit is to provide funding for the purchase and storage of certain inventory, which was pledged as collateral under a security agreement dated May 17, 2013 between DBI and the distribution facility in connection with the line of credit agreement. Through June 29, 2013, no amounts have been drawn on this line of credit.
(13) Related-Party Transactions
(a) Advertising Funds
At June 29, 2013 and December 29, 2012, the Company had a net payable of $12.2 million and $13.7 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, which amounted to $1.4 million for the three months ended June 29, 2013 and June 30, 2012, and $2.9 million for the six months ended June 29, 2013 and June 30, 2012. Such management fees are reflected in the consolidated statements of operations as a reduction in general and administrative expenses, net.

The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $56 thousand and $50 thousand during the three months ended June 29, 2013 and June 30, 2012, respectively, and $1.1 million and $739 thousand, during the six months ended June 29, 2013 and June 30, 2012, respectively, which are included in general and administrative expenses, net in the consolidated statements of operations. Additionally, the Company made net contributions to the advertising funds based on retail sales as owner and operator of company-owned restaurants of $257 thousand and $207 thousand during the three months ended June 29, 2013 and June 30, 2012, respectively, and $493 thousand and $374 thousand during the six months ended June 29, 2013 and June 30, 2012, respectively, which are included in company-owned restaurant expenses in the consolidated statements of operations. During the three and six months ended June 29, 2013, the Company also made $3.2 million of contributions to fund future initiatives that will benefit the gift card program, which was contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets.
(b) Sponsors
Through the first quarter of fiscal year 2012, DBGI was majority-owned by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”). Subsequently, the Sponsors sold all of their remaining shares in the Company. One representative of each Sponsor continues to serve on the board of directors.
At December 29, 2012, certain affiliates of the Sponsors held $52.4 million, of term loans issued under the Company’s senior credit facility. The terms of these loans were identical to all other term loans issued to unrelated lenders in the senior credit facility. As of June 29, 2013, there were no term loans held by affiliates of the Sponsors.
The Sponsors have historically held a substantial interest in our Company as well as several other entities. The existence of such common ownership and management control could result in differences within our operating results or financial position than if the entities were autonomous; however, we believe such transactions were negotiated at arms-length. The Company made payments to entities in which the Sponsors have ownership interests totaling approximately $830 thousand and $726 thousand during the three months ended June 29, 2013 and June 30, 2012, respectively, and $1.2 million and $928 thousand during the six months ended June 29, 2013 and June 30, 2012, respectively, primarily for the purchase of consulting services, training services, and leasing of restaurant space. At June 29, 2013 and December 29, 2012, the Company had a net payable of $12 thousand and $150 thousand, respectively, to these entities.
(c) Equity Method Investments
The Company received royalties from its equity method investees as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
B-R 31 Ice Cream Co., Ltd.	$602	621	1,004	1,151
BR Korea Co., Ltd.	1,019	927	2,029	1,767
Coffee Alliance, S.L. (“Coffee Alliance”)	32	—	130	—
	$1,653	1,548	3,163	2,918
At June 29, 2013 and December 29, 2012, the Company had $1.4 million and $1.2 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its joint ventures totaling approximately $1.1 million and $355 thousand during the three months ended June 29, 2013 and June 30, 2012, respectively, and $2.1 million and $699 thousand during the six months ended June 29, 2013 and June 30, 2012, respectively, primarily for the purchase of ice cream products and incentive payments.
During the three and six months ended June 29, 2013, the Company made additional loans of $899 thousand and $1.6 million, respectively, to Coffee Alliance. As of June 29, 2013 and December 29, 2012, the Company had $2.2 million and $666 thousand, respectively, of notes receivable from Coffee Alliance, which are included in other assets in the consolidated balance sheets.
During the three months ended June 29, 2013, the Company recognized sales of ice cream products of $2.6 million in the consolidated statements of operations from the sale of ice cream products to Palm Oasis Ventures Pty. Ltd. ("Australia JV"), of which the Company owns a 20 percent equity interest (see note 15). As of June 29, 2013, the Company had $2.4 million of receivables from the Australia JV, which were recorded in notes and other receivables, net of allowance for doubtful accounts, in the consolidated balance sheets.
(d) Board of Directors
Certain family members of one of our directors, who retired in May 2013, hold an ownership interest in an entity that owns and operates Dunkin’ Donuts restaurants, and hold the right to develop additional restaurants under store development agreements. The Company received royalty and rental payments from this entity of $119 thousand and $339 thousand during the three months ended June 29, 2013 and June 30, 2012, respectively, and $343 thousand and $632 thousand during the six months ended June 29, 2013 and June 30, 2012, respectively. The Company recognized $6 thousand of income related to store development agreements with this entity during the six months ended June 29, 2013, and $80 thousand during the three and six months ended June 30, 2012. No such income was recognized during the three months ended June 29, 2013. All material terms of the franchise and store development agreements with this entity are consistent with other unrelated franchisees in the market.
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
The Company recorded cumulative costs related to the plant closure of $12.5 million, of which $191 thousand and $588 thousand were recorded during the three and six months ended June 29, 2013, respectively. The Company also expects to incur additional costs of approximately $3 million to $4 million primarily related to the settlement of our Canadian pension plan upon final government approval, which may not be obtained until the end of 2013 or early 2014.
As of December 29, 2012, the Company had recorded reserves for ongoing termination benefits and one-time termination benefits of $636 thousand and $55 thousand, respectively, substantially all of which were paid during the six months ended June 29, 2013.
(15) Sale of Baskin-Robbins Australia
In June 2013, the Company sold 80% of the Baskin-Robbins Australia franchising business, resulting in a gain of $7.0 million, which is included in other operating income in the consolidated statements of operations. The gain consisted of proceeds of $7.2 million, offset by the carrying value of the business included in the sale, which totaled $216 thousand. The Company retained the remaining 20% ownership of the Australia JV, which is included in equity method investments on the consolidated balance sheets.

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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 17,700 points of distribution in 55 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of June 29, 2013, Dunkin’ Donuts had 10,647 global points of distribution with restaurants in 40 U.S. states and the District of Columbia and in 30 foreign countries. Baskin-Robbins had 7,071 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 45 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 30 company-owned points of distribution as of June 29, 2013, we are less affected by store-level costs, profitability and fluctuations in commodity costs than many other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the six months ended June 29, 2013, franchisee contributions to the U.S. advertising funds were $171.8 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter (or 14-week fourth quarter, when applicable) basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday of the fourth quarter, when applicable). The data periods contained within the three- and six-month periods ended June 29, 2013 and June 30, 2012 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.
Selected Operating and Financial Highlights

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,704.5	1,574.9	3,230.5	3,021.1
Dunkin’ Donuts International	170.8	164.9	338.8	325.4
Baskin-Robbins U.S.	161.9	158.7	269.5	272.7
Baskin-Robbins International	360.4	374.5	645.2	637.5
Total franchisee-reported sales(a)	$2,397.6	2,273.0	4,484.0	4,256.7
Systemwide sales growth	5.5%	6.9%	5.4%	8.7%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	4.0%	4.0%	2.9%	5.5%
Dunkin’ Donuts International	(1.7)%	3.5%	(0.1)%	3.1%
Baskin-Robbins U.S.	1.6%	4.6%	(0.9)%	6.4%
Baskin-Robbins International	2.6%	1.5%	3.3%	4.0%
Financial data (in thousands):
Total revenues	$182,488	172,387	344,346	324,759
Operating income	76,805	46,138	140,264	101,333
Adjusted operating income	91,168	78,937	161,854	141,920
Net income attributable to Dunkin’ Brands	40,812	18,497	64,610	44,447
Adjusted net income	43,881	40,325	75,026	70,948
(a)  Totals may not recalculate due to rounding.

Our financial results are largely driven by changes in systemwide sales, which include sales by all points of distribution, whether owned by Dunkin’ Brands or by our franchisees and licensees. While we do not record sales by franchisees or licensees as revenue, we believe that this information is important in obtaining an understanding of our financial performance. We believe systemwide sales growth and franchisee-reported sales information aids in understanding how we derive royalty revenue, assists readers in evaluating our performance relative to competitors, and indicates the strength of our franchised brands. Comparable store sales growth represents the growth in average weekly sales for restaurants that have been open at least 54 weeks that have reported sales in the current and comparable prior year week.

Overall growth in systemwide sales of 5.5% and 5.4% for the three and six months ended June 29, 2013, respectively, over the same periods in the prior year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 8.2% and 6.9% for the three and six months ended June 29, 2013, respectively, as a result of 368 net new restaurants opened since June 30, 2012 and comparable store sales growth of 4.0% and 2.9%, respectively, driven by increased average ticket and higher traffic. The increase in average ticket resulted primarily from guests purchasing more units per transaction, including add-on items, and positive mix as guests purchased more premium-priced cold beverages and differentiated sandwiches. Increased traffic was driven by continued product and marketing innovation, resulting in strong growth in beverages, breakfast sandwiches, donuts, and our afternoon platform.

•
Dunkin’ Donuts International systemwide sales growth of 3.5% and 4.1% for the three and six months ended June 29, 2013, respectively, driven primarily by sales growth in Southeast Asia, Germany, and the Middle East. Dunkin’ Donuts International comparable store sales declined 1.7% and 0.1% for the three and six months ended June 29, 2013, respectively.

•
Baskin-Robbins U.S. systemwide sales growth of 2.0% for the three months ended June 29, 2013 resulting primarily from comparable store sales growth of 1.6% driven by sales of Flavors of the Month, increased cake sales, and limited-time offers on take-home ice cream quarts. Baskin-Robbins U.S. systemwide sales declined 1.2% for the six months ended June 29, 2013 resulting primarily from a comparable store sales decline of 0.9% driven primarily by the negative impact of weather in the first quarter.

•
Baskin-Robbins International systemwide sales decline of 3.8% for the three months ended June 29, 2013 driven by an unfavorable impact of exchange rates on sales in Japan, offset by sales growth in South Korea. Baskin-Robbins International systemwide sales grew 1.2% for the six months ended June 29, 2013 driven by increased sales in South Korea and the Middle East, offset by a sales decline in Japan. Baskin-Robbins International comparable store sales growth was 2.6% and 3.3% for the three and six months ended June 29, 2013.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and six months ended June 29, 2013 and June 30, 2012 were as follows:

			June 29, 2013	June 30, 2012
Points of distribution, at period end:
Dunkin’ Donuts U.S.			7,447	7,079
Dunkin’ Donuts International			3,200	3,090
Baskin-Robbins U.S.			2,470	2,493
Baskin-Robbins International			4,601	4,354
Consolidated global points of distribution			17,718	17,016

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net openings, during the period:
Dunkin’ Donuts U.S.	63	19	141	64
Dunkin’ Donuts International	33	29	27	22
Baskin-Robbins U.S.	5	5	7	—
Baskin-Robbins International	50	87	84	136
Consolidated global net openings	151	140	259	222
The increases in total revenues of $10.1 million, or 5.9%, and $19.6 million, or 6.0%, for the three and six months ended June 29, 2013, respectively, primarily resulted from increased franchise fees and royalty income of $6.9 million and $14.6 million, respectively, and increases in sales of ice cream products of $4.4 million and $5.2 million, respectively.
Operating income for the three months ended June 29, 2013 increased $30.7 million, or 66.5%, from the comparable period of the prior year primarily as a result of a $20.7 million increase in the Bertico litigation reserve in the prior year, the increase in royalty income and franchise fees, and a gain recognized on the sale of 80% of our Baskin-Robbins Australia business, offset by a $7.5 million charge related to a third-party product volume guarantee. Operating income for the six months ended June 29, 2013 increased $38.9 million, or 38.4%, from the comparable period of the prior year primarily as a result of the increase in the Bertico litigation reserve recorded in the prior year, the increase in royalty income and franchise fees, and the gain from the Baskin-Robbins Australia sale, offset by the third-party product volume guarantee charge.
Adjusted operating income increased $12.2 million, or 15.5%, and $19.9 million, or 14.0%, for the three and six months ended June 29, 2013, respectively, primarily as a result of the increases in royalty income and the gain from the Baskin-Robbins Australia sale.
Net income increased $22.3 million for the three months ended June 29, 2013 primarily as a result of the $30.7 million increase in operating income, offset by a $4.4 million increase in tax expense and a $3.2 million increase in interest expense. Net income increased $20.2 million for the six months ended June 29, 2013 primarily as a result of the $38.9 million increase in operating income, offset by a $7.3 million increase in interest expense, a $5.3 million increase in tax expense, and $5.0 million of charges incurred in connection with the February 2013 debt repricing.
Adjusted net income increased $3.6 million and $4.1 million for the three and six months ended June 29, 2013, respectively, primarily as a result of the increases in adjusted operating income of $12.2 million and $19.9 million, respectively, offset by increases in interest expense and income tax expense.
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
Adjusted operating income and adjusted net income are reconciled from operating income and net income determined under GAAP as follows:

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands)
Operating income	$76,805	46,138	140,264	101,333
Adjustments:
Amortization of other intangible assets	6,565	6,783	13,147	13,648
Impairment charges	107	377	355	386
Third-party product volume guarantee	7,500	—	7,500	—
Secondary offering costs	—	1,281	—	2,195
Peterborough plant closure costs(a)	191	3,678	588	3,678
Bertico litigation(b)	—	20,680	—	20,680
Adjusted operating income	$91,168	78,937	161,854	141,920
Net income attributable to Dunkin’ Brands	$40,812	18,497	64,610	44,447
Adjustments:
Amortization of other intangible assets	6,565	6,783	13,147	13,648
Impairment charges	107	377	355	386
Third-party product volume guarantee	7,500	—	7,500	—
Secondary offering costs	—	1,281	—	2,195
Peterborough plant closure costs(a)	191	3,678	588	3,678
Bertico litigation(b)	—	20,680	—	20,680
Loss on debt extinguishment and refinancing transactions	—	—	5,018	—
Tax impact of adjustments, excluding Bertico litigation(c)	(5,745)	(4,848)	(10,643)	(7,963)
Tax impact of Bertico adjustment(d)	—	(6,123)	—	(6,123)
Income tax audit settlements(e)	(8,417)	—	(8,417)	—
State tax apportionment(f)	2,868	—	2,868	—
Adjusted net income	$43,881	40,325	75,026	70,948

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

(c)	Tax impact of adjustments, excluding the Bertico litigation, calculated at a 40% effective tax rate.

(d)
Tax impact of Bertico litigation adjustment calculated as if the incremental reserve had not been recorded. The tax impact includes $3.9 million representing the actual direct tax benefit expected to be realized, as well as a $2.2 million tax benefit recorded in the second quarter of 2012 that fully reversed in the third and fourth quarters of 2012 based on interim tax provision requirements.

(e)	Represents income tax benefits resulting from the resolution of historical tax positions settled during the period.

(f)	Primarily represents deferred tax expense recognized due to an increase in our overall state tax rate resulting from a shift in estimated apportionment of income within state jurisdictions.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Earnings per share:
Common—basic	$0.38	0.15	0.61	0.37
Common—diluted	0.38	0.15	0.60	0.36
Diluted adjusted earnings per share	0.41	0.33	0.69	0.58
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(In thousands, except share and per share data)
Adjusted net income available to common shareholders:
Adjusted net income	$43,881	40,325	75,026	70,948
Less: Adjusted net income allocated to participating securities	—	(71)	—	(142)
Adjusted net income available to common shareholders	$43,881	40,254	75,026	70,806
Weighted average number of common shares—diluted	108,211,994	121,985,524	108,185,485	121,650,852
Diluted adjusted earnings per share	$0.41	0.33	0.69	0.58

Results of operations
Consolidated results of operations

	Three months ended				Six months ended
	June 29, 2013	June 30, 2012	Increase (Decrease)		June 29, 2013	June 30, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$112,794	105,928	6,866	6.5%	$216,559	201,972	14,587	7.2%
Rental income	25,055	26,002	(947)	(3.6)%	47,487	48,941	(1,454)	(3.0)%
Sales of ice cream products	32,809	28,442	4,367	15.4%	56,389	51,165	5,224	10.2%
Sales at company-owned restaurants	6,240	5,966	274	4.6%	12,011	10,793	1,218	11.3%
Other revenues	5,590	6,049	(459)	(7.6)%	11,900	11,888	12	0.1%
Total revenues	$182,488	172,387	10,101	5.9%	$344,346	324,759	19,587	6.0%
Total revenues for the three and six months ended June 29, 2013 increased $10.1 million, or 5.9%, and $19.6 million, or 6.0%, respectively. The increases in total revenues were driven by increases in franchise fees and royalty income of $6.9 million and $14.6 million for the three and six month periods, respectively, mainly as a result of Dunkin’ Donuts U.S. systemwide sales growth and additional franchise fees resulting from incremental gross development and franchise renewals. Sales of ice cream products also increased $4.4 million and $5.2 million for the three and six month periods, respectively, driven by sales to our new Australian joint venture in conjunction with the Baskin-Robbins Australia sale, as well as strong sales to the Middle East.

	Three months ended				Six months ended
	June 29, 2013	June 30, 2012	Increase (Decrease)		June 29, 2013	June 30, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses-franchised restaurants	$12,820	12,912	(92)	(0.7)%	$25,596	25,832	(236)	(0.9)%
Cost of ice cream products	24,302	19,971	4,331	21.7%	40,288	36,789	3,499	9.5%
Company-owned restaurant expenses	5,940	6,130	(190)	(3.1)%	11,595	10,946	649	5.9%
General and administrative expenses, net	62,193	77,896	(15,703)	(20.2)%	116,584	130,920	(14,336)	(11.0)%
Depreciation and amortization	12,087	14,116	(2,029)	(14.4)%	24,517	27,170	(2,653)	(9.8)%
Impairment charges	107	377	(270)	(71.6)%	355	386	(31)	(8.0)%
Total operating costs and expenses	$117,449	131,402	(13,953)	(10.6)%	$218,935	232,043	(13,108)	(5.6)%
Net income of equity method investments	4,782	5,153	(371)	(7.2)%	7,869	8,617	(748)	(8.7)%
Other operating income	6,984	—	6,984	n/m	6,984	—	6,984	n/m
Operating income	$76,805	46,138	30,667	66.5%	$140,264	101,333	38,931	38.4%
Occupancy expenses for franchised restaurants for the three and six months ended June 29, 2013 remained consistent with the prior year comparable periods, with the slight decreases resulting from a reduction in the number of leased locations.
Net margin on ice cream products for the three months ended June 29, 2013 remained consistent with the prior year at approximately $8.5 million, as reduced costs resulting from the transition of production to Dean Foods was offset by inventory write-offs in Australia. Net margin on ice cream products for the six months ended June 29, 2013 increased $1.7 million driven by increased sales volumes and cost savings from the transition to Dean Foods, partially offset by the Australia inventory write-offs.
As a result of the closure of our ice cream manufacturing plant in fiscal year 2012, the Company expects to realize annual pre-tax savings in cost of ice cream products of approximately $4 million to $5 million beginning in fiscal year 2013. Additionally, the Company expects to incur additional general and administrative costs associated with the closure of $3 million to $4 million, which consists primarily of a loss related to the settlement of our Canadian pension plan upon final government approval of the plan termination.
Company-owned restaurant expenses for the three months ended June 29, 2013 decreased $0.2 million, or 3.1%, from the prior year primarily as a result of operating efficiencies realized, as well as pre-opening expenses incurred in the prior year. Company-owned restaurant expenses for the six months ended June 29, 2013 increased $0.6 million, or 5.9%, from the prior year due to higher sales volumes, offset by reduced costs as a result of operating efficiencies.
General and administrative expenses for the three months ended June 29, 2013 decreased $15.7 million, or 20.2%, from the prior year, primarily driven by an incremental legal reserve recorded in the prior year of $20.7 million related to the Bertico litigation, offset by a $7.5 million charge recorded in the current year related to a third-party product volume guarantee. Also contributing to the decrease in general and administrative expenses was a $3.3 million increase in breakage income recognized primarily on Dunkin’ Donuts gift cards, $2.4 million of incremental costs incurred in the prior year associated with the closure of our Canadian ice cream manufacturing plant, and $1.3 million of secondary offering costs incurred in the prior year consisting of additional stock compensation. Offsetting these declines was an increase in personnel costs of $2.6 million related to continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy and additional stock compensation, with the balance of the change in general and administrative expenses primarily resulting from additional investments in advertising and other brand-building activities.
General and administrative expenses for the six months ended June 29, 2013 decreased $14.3 million, or 11.0%, from the prior year, primarily driven by the prior year Bertico litigation reserve of $20.7 million, offset by the $7.5 million third-party product volume guarantee charge recorded in the current year. Also contributing to the decrease in general and administrative expenses was a $4.4 million increase in breakage income recognized primarily on Dunkin’ Donuts gift cards, $2.0 million of incremental costs incurred in the prior year associated with the closure of our Canadian ice cream manufacturing plant, and $2.2 million of secondary offering costs incurred in the prior year. Offsetting these declines was an increase in personnel costs of $4.9 million related to continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy and additional stock compensation, with the balance of the change in general and administrative expenses primarily resulting from additional investments in advertising and other brand-building activities and costs associated with hosting an international licensee convention.
Depreciation and amortization for the three and six months ended June 29, 2013 decreased $2.0 million and $2.7 million, respectively, from the prior year driven by accelerated depreciation recorded in the prior year as a result of the announced closure of the Canadian ice cream manufacturing plant, as well as assets becoming fully depreciated and assets being written-off upon disposal.
Impairment charges for the three months ended June 29, 2013 increased $0.3 million driven by the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements. Impairment charges for the six months ended June 29, 2013 remained consistent with the prior year.
Net income of equity method investments decreased $0.4 million and $0.7 million for the three and six months ended June 29, 2013, respectively, driven by reductions of $0.8 million and $0.9 million, respectively, in depreciation and amortization expense for South Korea resulting from the impairment charge recorded by the Company in fiscal year 2011 related to the underlying long-lived assets of the South Korea joint venture. Also contributing to the decreases in net income of equity method investments was a decline in income from our Japan joint venture and losses realized from our new joint venture in Spain. Partially offsetting these declines was an increase in income from our South Korea joint venture. Net income of equity method investments for the six months ended June 29, 2013 and June 30, 2012 also includes an unfavorable adjustment of $0.7 million and a favorable adjustment of $0.3 million, respectively, related to differences between local accounting principles applied by our Japan and South Korea joint ventures and U.S. GAAP, which contributed to the decrease for the six month period.
Other operating income of $7.0 million for the three and six months ended June 29, 2013 represents the gain recognized on the sale of 80% of our Baskin-Robbins Australia business in June 2013.

	Three months ended				Six months ended
	June 29, 2013	June 30, 2012	Increase (Decrease)		June 29, 2013	June 30, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$19,795	16,551	3,244	19.6%	$40,513	33,129	7,384	22.3%
Loss on debt extinguishment and refinancing transactions	—	—	—	n/m	5,018	—	5,018	n/m
Other losses, net	813	267	546	204.5%	1,203	207	996	481.2%
Total other expense	$20,608	16,818	3,790	22.5%	$46,734	33,336	13,398	40.2%
The increases in net interest expense for the three and six months ended June 29, 2013 resulted primarily from incremental interest expense on $400.0 million of additional term loan borrowings, which were used along with cash on hand to repurchase 15.0 million shares of common stock from certain shareholders in August 2012. Also contributing to the increase in interest expense was incremental interest incurred as a result of entering into variable-to-fixed interest rate swap agreements in September 2012 on $900.0 million notional amount of our outstanding term loan borrowings. Offsetting these increases in interest expense was a reduction in the interest rate on the term loans by 25 basis points as a result of the February 2013 repricing. Considering the February repricing, we expect interest expense to be between $80 million and $81 million in fiscal year 2013.
The loss on debt extinguishment and refinancing transactions for the six months ended June 29, 2013 of $5.0 million resulted from the February 2013 repricing transaction. No loss on debt extinguishment and refinancing transactions was incurred during the three months ended June 29, 2013 or the three or six months ended June 30, 2012.
The increase in other losses, net, for the three and six months ended June 29, 2013 resulted primarily from foreign exchange losses resulting from the Baskin-Robbins Australia sale due to the strengthening of the U.S. dollar against the Australian dollar in the second quarter. Other losses, net, for the six months ended June 29, 2013 was also negatively impacted by foreign exchange losses resulting from the general strengthening of the U.S. dollar.

	Three months ended		Six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	($ in thousands, except percentages)
Income before income taxes	$56,197	29,320	93,530	67,997
Provision for income taxes	15,487	11,101	29,159	23,864
Effective tax rate	27.6%	37.9%	31.2%	35.1%
The reduction in the effective tax rate for the three and six months ended June 29, 2013 primarily resulted from the reversal of approximately $8.4 million of reserves for uncertain tax positions for which settlement with taxing authorities was reached during the periods. These favorable tax benefits were offset by an incremental $2.9 million of tax expense incurred during the three months ended June 29, 2013 primarily as a result of an increase in our overall state tax rate due to a shift in estimated apportionment of income within state jurisdictions. The effective rate for the prior year six month period was also favorably impacted by a net tax benefit of approximately $2.6 million primarily related to the reversal of reserves for uncertain tax positions for which settlement with taxing authorities was reached during the period.
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
Dunkin’ Donuts U.S.

	Three months ended				Six months ended
	June 29, 2013	June 30, 2012	Increase (Decrease)		June 29, 2013	June 30, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$91,954	84,897	7,057	8.3%	$174,036	162,749	11,287	6.9%
Franchise fees	5,694	6,363	(669)	(10.5)%	15,066	12,569	2,497	19.9%
Rental income	24,042	24,789	(747)	(3.0)%	45,351	46,464	(1,113)	(2.4)%
Sales at company-owned restaurants	6,240	5,894	346	5.9%	12,011	10,636	1,375	12.9%
Other revenues	742	663	79	11.9%	1,842	1,242	600	48.3%
Total revenues	$128,672	122,606	6,066	4.9%	$248,306	233,660	14,646	6.3%
Segment profit	$87,055	89,918	(2,863)	(3.2)%	$173,910	169,859	4,051	2.4%
The increases in Dunkin’ Donuts U.S. revenues for the three and six months ended June 29, 2013 were primarily driven by increases in royalty income of $7.1 million and $11.3 million, respectively, as a result of increases in systemwide sales. For the three months ended June 29, 2013, the increase in royalty income was offset by a $0.7 million decrease in rental income primarily as a result of a lease termination fee collected in the prior year, as well as a decrease in franchise fees of $0.7 million primarily as a result of the timing of franchise renewals. For the six months ended June 29, 2013, the increase in Dunkin’ Donuts U.S. revenues was also driven by a $2.5 million increase in franchise fees primarily as a result of incremental gross development and franchise renewals, as well as an increase in sales at company-owned restaurants of $1.4 million due to higher average sales volumes at company-owned restaurants and the timing of the acquisition of restaurants during the periods.
The decrease in Dunkin’ Donuts U.S. segment profit for the three months ended June 29, 2013 of $2.9 million was driven by the $7.5 million third-party product volume guarantee charge recorded in the current year and an increase in personnel costs as a result of continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy, offset by the increase in total revenues. The increase in Dunkin’ Donuts U.S. segment profit for the six months ended June 29, 2013 of $4.1 million was driven by the increase in total revenues, offset by the $7.5 million third-party product volume guarantee charge recorded in the current year and an increase in personnel costs as a result of continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy.
Dunkin’ Donuts International

	Three months ended				Six months ended
	June 29, 2013	June 30, 2012	Increase (Decrease)		June 29, 2013	June 30, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$3,535	3,266	269	8.2%	$7,028	6,724	304	4.5%
Franchise fees	342	595	(253)	(42.5)%	1,047	866	181	20.9%
Rental income	31	36	(5)	(13.9)%	59	81	(22)	(27.2)%
Other revenues	23	(27)	50	(185.2)%	420	147	273	185.7%
Total revenues	$3,931	3,870	61	1.6%	$8,554	7,818	736	9.4%
Segment profit	$1,587	1,933	(346)	(17.9)%	$4,145	5,094	(949)	(18.6)%
Dunkin’ Donuts International revenues for the three months ended June 29, 2013 remained consistent with the prior year at $3.9 million, as an increase in royalty income driven by the increase in systemwide sales was offset by a decline in franchise fees. Dunkin’ Donuts International revenues for the six months ended June 29, 2013 increased $0.7 million, primarily resulting from a $0.3 million increase in royalty income driven by the increase in systemwide sales, as well as a $0.3 million increase in other revenues driven by incremental transfer fee income.
Segment profit for Dunkin’ Donuts International decreased $0.3 million for the three months ended June 29, 2013 primarily as a result of investments in personnel and marketing, as well as losses realized from our new joint venture in Spain. Segment profit for Dunkin’ Donuts International decreased $0.9 million for the six months ended June 29, 2013 primarily as a result of a decline in net income of equity method investments of $1.1 million. For Dunkin’ Donuts International, net income of equity method investments includes an unfavorable adjustment of $0.3 million for the six months ended June 29, 2013 and a favorable adjustment of $0.6 million for the six months ended June 30, 2012 related to differences between local accounting principles applied by our South Korea joint venture and U.S. GAAP, which were the primary drivers for the decline in net income of equity method investments for the segment. The decline in net income of equity method investments also resulted from losses realized from our Spanish joint venture. In addition to the decline in net income of equity method investment, segment profit also declined as a result of investments in personnel and marketing for the Dunkin’ Donuts International business, offset by the increase in total revenues.
Baskin-Robbins U.S.

	Three months ended				Six months ended
	June 29, 2013	June 30, 2012	Increase (Decrease)		June 29, 2013	June 30, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$8,174	7,999	175	2.2%	$13,556	13,813	(257)	(1.9)%
Franchise fees	203	195	8	4.1%	472	365	107	29.3%
Rental income	820	1,024	(204)	(19.9)%	1,752	2,067	(315)	(15.2)%
Sales of ice cream products	1,087	1,155	(68)	(5.9)%	2,048	2,103	(55)	(2.6)%
Sales at company-owned restaurants	—	72	(72)	(100.0)%	—	157	(157)	(100.0)%
Other revenues	2,205	2,295	(90)	(3.9)%	4,273	4,087	186	4.6%
Total revenues	$12,489	12,740	(251)	(2.0)%	$22,101	22,592	(491)	(2.2)%
Segment profit	$7,955	8,860	(905)	(10.2)%	$13,721	14,317	(596)	(4.2)%
Revenues for Baskin-Robbins U.S. for the three and six months ended June 29, 2013 decreased $0.3 million and $0.5 million, respectively, driven by declines in rental income of $0.2 million and $0.3 million for the three and six month periods, respectively, as a result of a decline in the number of leased locations. The decline in revenues for the six month period was also driven by a $0.3 million decline in royalty income driven by the decrease in systemwide sales.
Baskin-Robbins U.S. segment profit for the three and six months ended June 29, 2013 decreased $0.9 million and $0.6 million, respectively, primarily as a result of investments in advertising and other brand-building activities in the current year. The decrease in segment profit for the three and six month periods was also driven by the decrease in total revenues, offset by a decrease in occupancy expense for franchised restaurants consistent with the decline in rental income. For the six month period, the decline in segment profit was also offset by prior year advertising contributions.
Baskin-Robbins International

	Three months ended				Six months ended
	June 29, 2013	June 30, 2012	Increase (Decrease)		June 29, 2013	June 30, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,591	2,336	255	10.9%	$4,856	4,343	513	11.8%
Franchise fees	301	277	24	8.7%	498	543	(45)	(8.3)%
Rental income	142	136	6	4.4%	288	285	3	1.1%
Sales of ice cream products	31,722	27,287	4,435	16.3%	54,341	49,062	5,279	10.8%
Other revenues	161	70	91	130.0%	362	114	248	217.5%
Total revenues	$34,917	30,106	4,811	16.0%	$60,345	54,347	5,998	11.0%
Segment profit	$19,434	11,842	7,592	64.1%	$28,753	19,124	9,629	50.4%
Baskin-Robbins International revenues increased $4.8 million and $6.0 million for the three and six months ended June 29, 2013, respectively, primarily as a result of increases in sales of ice cream products for the three and six month periods of $4.4 million and $5.3 million, respectively, driven by sales to our new Australian joint venture in conjunction with the Baskin-Robbins Australia sale, as well as strong sales to the Middle East. Additionally, royalty income for the three and six month periods increased $0.3 million and $0.5 million, respectively, driven by the increase in systemwide sales.
Baskin-Robbins International segment profit increased $7.6 million and $9.6 million for the three and six months ended June 29, 2013, respectively, primarily due to the gain recognized on the sale of the Baskin-Robbins Australia business. The increase in segment profit was also the result of an increase in net margin on ice cream of $0.2 million and $2.0 million for the three and six month periods, respectively, driven by increased sales volumes and cost savings from the transition to Dean Foods, partially offset by Australia inventory write-offs. Also contributing to the increase in segment profit was an increase in net income of equity method investments for the three and six month periods of $0.6 million and $1.3 million, respectively, driven by an increase in income from our South Korea joint venture partially offset by a decline in income from our Japan joint venture.
Liquidity and Capital Resources
As of June 29, 2013, we held $177.0 million of cash and cash equivalents, which included $92.3 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund any initiatives from the gift card breakage liability (see note 7 to the consolidated financial statements included herein). In addition, as of June 29, 2013, we had a borrowing capacity of $88.5 million under our $100.0 million revolving credit facility. During the six months ended June 29, 2013, net cash provided by operating activities was $9.6 million, as compared to net cash provided by operating activities of $26.9 million for the six months ended June 30, 2012. Net cash provided by operating activities for the six months ended June 29, 2013 and June 30, 2012 includes decreases of $33.2 million and $39.8 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $35.9 million and $55.2 million of free cash flow during the six months ended June 29, 2013 and June 30, 2012, respectively. The decrease in free cash flow from the prior year was driven primarily by unfavorable changes in operating assets and liabilities, primarily due to the timing of interest payments and the collection of accounts receivable. The unfavorable change in accounts receivable was driven by a delay in cash collections as a result of a change in shipping terms related to ice cream shipments to certain international markets.
Free cash flow is a non-GAAP measure reflecting net cash provided by operating and investing activities, excluding the impact of changes in cash held for advertising funds and reserved for gift card/certificate programs. The Company uses free cash flow as a key performance measure for the purpose of evaluating performance internally and our ability to generate cash. We also believe free cash flow provides our investors with useful information regarding our historical cash flow results. This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP. Use of the term free cash flow may differ from similar measures reported by other companies.

Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Six months ended
	June 29, 2013	June 30, 2012
Net cash provided by operating activities	$9,557	26,908
Plus: Decrease in cash held for advertising funds and reserved for gift card/certificate programs	33,173	39,826
Less: Cash used in investing activities	(6,829)	(11,493)
Free cash flow, excluding cash held for advertising funds and gift card/certificate programs	$35,901	55,241
Net cash provided by operating activities of $9.6 million during the six months ended June 29, 2013 was primarily driven by net income of $64.4 million, increased by depreciation and amortization of $24.5 million, and dividends received from equity method investments of $5.5 million, offset by $73.7 million of changes in operating assets and liabilities and $11.1 million of other net non-cash reconciling adjustments. The $73.7 million of changes in operating assets and liabilities was primarily driven by the seasonality of our gift card program, the timing of interest and tax payments, and annual incentive compensation payments. During the six months ended June 29, 2013, we invested $12.5 million in capital additions to property and equipment, and received proceeds from the Australia sale of $7.2 million. Net cash used in financing activities was $78.1 million during the six months ended June 29, 2013, driven primarily by dividend payments of $40.5 million, repayment of long-term debt of $19.2 million, repurchases of common stock of $16.8 million, and payment of deferred financing and other debt-related costs of $6.2 million in connection with the amendment of our senior credit facility in February 2013, offset by proceeds from the exercise of stock options of $4.6 million.
Our senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes a term loan facility and a revolving credit facility. The aggregate borrowings available under the senior credit facility are approximately $2.00 billion, consisting of a fully-drawn approximately $1.90 billion term loan facility and an undrawn $100.0 million revolving credit facility under which there was $88.5 million in available borrowings and $11.5 million of letters of credit outstanding as of June 29, 2013. In February 2013, we amended the senior credit facility to extend the maturity of the term loan facility and revolving credit facility to February 2020 and February 2018, respectively. Considering the February 2013 amendment to the senior credit facility, principal amortization repayments are required to be made on term loan borrowings equal to approximately $19.0 million per calendar year, payable in quarterly installments through December 2019. The final scheduled principal payment on the outstanding borrowings under the term loan is due in February 2020. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the credit facility), is less than 4.75x, no excess cash flow payments are required. The Company intends to make quarterly payments of $5.0 million during fiscal year 2013.
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
In fiscal year 2012, we entered into variable-to-fixed interest rate swap agreements to hedge the floating interest rate on $900.0 million notional amount of our outstanding term loan borrowings. We are required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.37%. In exchange, we receive interest on the notional amount at a variable rate based on a three-month LIBOR spot rate, subject to a 1.0% floor. The February 2013 amendment to the senior credit facility had no impact on our interest rate swap agreements.
The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense, each of which becomes more restrictive over time. For the second quarter of fiscal year 2013, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 8.00 to 1.00 and a minimum interest coverage ratio of 1.65 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, income taxes, depreciation and amortization and impairment of long-lived assets, as adjusted for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of June 29, 2013, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 4.94 to 1.00 and an interest coverage ratio of 4.73 to 1.00, which were calculated for the twelve months ended June 29, 2013 based upon the adjustments to EBITDA, as provided for under the terms of our senior credit facility.
The following is a reconciliation of our net income to such adjusted EBITDA for the twelve months ended June 29, 2013 (in thousands):

Twelve months ended
June 29, 2013
Net income including noncontrolling interests	$127,862
Interest expense	81,363
Income tax expense	59,672
Depreciation and amortization	53,374
Impairment charges	1,247
EBITDA	323,518
Adjustments:
Non-cash adjustments(a)	10,071
Transaction costs(b)	768
Loss on debt extinguishment and refinancing transactions(c)	8,981
Senior executive transition and severance (d)	2,201
Third-party product volume guarantee	7,500
Gain on sale of joint venture	(6,984)
Other(e)	7,898
Total adjustments	30,435
Adjusted EBITDA	$353,953

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(b)	Represents direct and indirect cost and expenses related to the Company’s secondary offering transactions.

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
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended June 29, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.        Other Information

Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During the third and fourth quarters of 2012, the Company accrued an additional $493 thousand for interest that continues to accrue on the judgment amount. During the first and second quarter of 2013, the Company accrued an additional $483 thousand of interest, resulting in an estimated liability of $25.0 million, including the impact of foreign exchange, as of June 29, 2013. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended June 29, 2013 by or on behalf of Dunkin' Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
03/31/2013 - 04/27/2013	—	$—	—	$50,000,000
04/28/2013 - 06/01/2013	213,900	$40.90	213,900	$49,786,100
06/02/2013 - 06/29/2013	193,100	$41.45	193,100	$49,593,000
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
DUNKIN’ BRANDS GROUP, INC.

Date:	August 7, 2013	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer