Form 10-Q
period 2013-09-28
DUNKIN' BRANDS GROUP, INC.
filed 2013-11-06
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 28, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of October 31, 2013, 106,673,032 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$209,800	252,618
Accounts receivable, net of allowance for doubtful accounts of $2,503 and $2,483 as of September 28, 2013 and December 29, 2012, respectively	46,124	32,407
Notes and other receivables, net of allowance for doubtful accounts of $854 and $1,204 as of September 28, 2013 and December 29, 2012, respectively	9,837	20,649
Assets held for sale	1,606	2,400
Deferred income taxes, net	47,412	47,263
Restricted assets of advertising funds	35,021	31,849
Prepaid income taxes	3,283	10,825
Prepaid expenses and other current assets	22,158	21,769
Total current assets	375,241	419,780
Property and equipment, net of accumulated depreciation of $102,364 and $109,747 as of September 28, 2013 and December 29, 2012, respectively	178,639	181,172
Equity method investments	171,025	174,823
Goodwill	891,880	891,900
Other intangible assets, net	1,459,235	1,479,784
Restricted cash	319	367
Other assets	73,619	69,687
Total assets	$3,149,958	3,217,513
Liabilities, Redeemable Noncontrolling Interests, and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,000	26,680
Capital lease obligations	403	371
Accounts payable	11,955	16,256
Liabilities of advertising funds	52,897	45,594
Deferred income	22,745	24,683
Other current liabilities	177,071	239,931
Total current liabilities	270,071	353,515
Long-term debt, net	1,823,226	1,823,278
Capital lease obligations	7,116	7,251
Unfavorable operating leases acquired	17,354	19,061
Deferred income	16,840	15,720
Deferred income taxes, net	563,571	569,126
Other long-term liabilities	65,464	79,587
Total long-term liabilities	2,493,571	2,514,023
Commitments and contingencies (note 12)
Redeemable noncontrolling interests	5,113	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at September 28, 2013 and December 29, 2012, respectively	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 107,065,302 issued and 106,648,002 outstanding at September 28, 2013; and 106,146,984 shares issued and outstanding at December 29, 2012	107	106
Additional paid-in capital	1,202,808	1,251,498
Treasury stock, at cost	(17,190)	—
Accumulated deficit	(809,286)	(914,094)
Accumulated other comprehensive income	4,764	9,141
Total stockholders’ equity of Dunkin’ Brands	381,203	346,651
Noncontrolling interests	—	3,324
Total stockholders' equity	381,203	349,975
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$3,149,958	3,217,513

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Revenues:
Franchise fees and royalty income	$117,486	107,847	334,045	309,819
Rental income	25,437	24,918	72,924	73,859
Sales of ice cream products	30,429	27,118	86,818	78,283
Sales at company-owned restaurants	6,250	5,913	18,261	16,706
Other revenues	6,715	5,923	18,615	17,811
Total revenues	186,317	171,719	530,663	496,478
Operating costs and expenses:
Occupancy expenses—franchised restaurants	13,445	12,965	39,041	38,797
Cost of ice cream products	20,899	19,211	61,187	56,000
Company-owned restaurant expenses	6,222	6,021	17,817	16,967
General and administrative expenses, net	57,703	55,630	174,287	186,550
Depreciation	5,591	9,011	16,961	22,533
Amortization of other intangible assets	6,938	6,669	20,085	20,317
Long-lived asset impairment charges	92	564	447	950
Total operating costs and expenses	110,890	110,071	329,825	342,114
Net income of equity method investments:
Net income, excluding impairment	8,201	8,697	16,070	17,314
Impairment charge	(873)	—	(873)	—
Total net income of equity method investments	7,328	8,697	15,197	17,314
Other operating income (expense), net	(518)	—	6,466	—
Operating income	82,237	70,345	222,501	171,678
Other income (expense):
Interest income	105	126	310	383
Interest expense	(19,805)	(18,920)	(60,523)	(52,306)
Loss on debt extinguishment and refinancing transactions	—	(3,963)	(5,018)	(3,963)
Other gains (losses), net	12	(265)	(1,191)	(472)
Total other expense	(19,688)	(23,022)	(66,422)	(56,358)
Income before income taxes	62,549	47,323	156,079	115,320
Provision for income taxes	22,505	18,022	51,664	41,886
Net income including noncontrolling interests	40,044	29,301	104,415	73,434
Net loss attributable to noncontrolling interests	(177)	(225)	(416)	(539)
Net income attributable to Dunkin’ Brands	$40,221	29,526	104,831	73,973
Earnings per share:
Common—basic	$0.38	0.26	0.99	0.63
Common—diluted	0.37	0.26	0.97	0.62
Cash dividends declared per common share	0.19	0.15	0.57	0.45
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income including noncontrolling interests	$40,044	29,301	104,415	73,434
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(75) and $299 for the three and nine months ended September 28, 2013, respectively	5,358	4,364	(11,345)	1,143
Unrealized gains (losses) on interest rate swaps, net of deferred tax expense (benefit) of $(1,412) and $4,887 for the three and nine months ended September 28, 2013, respectively	(2,071)	(2,454)	7,145	(2,454)
Unrealized loss on pension plan, net of deferred tax benefit of $93 and $80 for the three and nine months ended September 28, 2013, respectively	(266)	(1,451)	(231)	(1,451)
Other, net	(30)	(125)	54	(1,739)
Total other comprehensive income (loss)	2,991	334	(4,377)	(4,501)
Comprehensive income including noncontrolling interests	43,035	29,635	100,038	68,933
Comprehensive loss attributable to noncontrolling interests	(177)	(225)	(416)	(539)
Comprehensive income attributable to Dunkin’ Brands	$43,212	29,860	100,454	69,472
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net income including noncontrolling interests	$104,415	73,434
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,046	42,850
Amortization of deferred financing costs and original issue discount	3,586	4,110
Loss on debt extinguishment and refinancing transactions	5,018	3,963
Impact of unfavorable operating leases acquired	(1,685)	(1,804)
Deferred income taxes	(10,893)	(12,901)
Long-lived asset impairment charges	447	950
Provision for (recovery of) bad debt	3,008	(586)
Share-based compensation expense	5,750	5,907
Net income of equity method investments	(15,197)	(17,314)
Dividends received from equity method investments	7,226	6,497
Gain on sale of joint venture	(6,466)	—
Other, net	(1,201)	(519)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	(3,162)	9,401
Other current assets	1	(247)
Accounts payable	(517)	(1,442)
Other current liabilities	(62,137)	(37,796)
Liabilities of advertising funds, net	4,847	(2,222)
Income taxes payable, net	(5,010)	(13,971)
Deferred income	(814)	(1,137)
Other, net	1,053	257
Net cash provided by operating activities	65,315	57,430
Cash flows from investing activities:
Additions to property and equipment	(20,930)	(13,379)
Proceeds from sale of joint venture	7,200	—
Other, net	755	(925)
Net cash used in investing activities	(12,975)	(14,304)
Cash flows from financing activities:
Repayment of long-term debt	(19,157)	(15,441)
Payment of deferred financing and other debt-related costs	(6,157)	(5,773)
Dividends paid on common stock	(60,707)	(54,189)
Repurchases of common stock	(17,190)	(450,343)
Proceeds from issuance of long-term debt	—	396,000
Exercise of stock options	6,287	1,791
Other, net	1,906	3,397
Net cash used in financing activities	(95,018)	(124,558)
Effect of exchange rates on cash and cash equivalents	(140)	359
Decrease in cash and cash equivalents	(42,818)	(81,073)
Cash and cash equivalents, beginning of period	252,618	246,715
Cash and cash equivalents, end of period	$209,800	165,642
Supplemental cash flow information:
Cash paid for income taxes	$68,504	70,106
Cash paid for interest	58,997	47,493
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,095	1,424
Purchase of leaseholds in exchange for capital lease obligations	173	2,703
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
Throughout these consolidated financial statements, “Dunkin’ Brands,” “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.
(2) Summary of Significant Accounting Policies
(a) Unaudited Consolidated Financial Statements
The consolidated balance sheet as of September 28, 2013, the consolidated statements of operations and comprehensive income for the three and nine months ended September 28, 2013 and September 29, 2012, and the consolidated statements of cash flows for the nine months ended September 28, 2013 and September 29, 2012, are unaudited.
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
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within our three- and nine-month periods ended September 28, 2013 and September 29, 2012 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.
(c) Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and for the periods then ended.
(d) Fair Value of Financial Instruments
The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparties on a quarterly basis, and adjust the carrying values as necessary. We believe the carrying value of long-term receivables of $4.7 million and $5.8 million as of September 28, 2013 and December 29, 2012, respectively, approximates fair value.
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
Financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2013 and December 29, 2012 are summarized as follows (in thousands):

	September 28, 2013			December 29, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
Assets:
Mutual funds	$2,163	—	2,163	2,505	—	2,505
Interest rate swaps	—	9,223	9,223	—	—	—
Total assets	$2,163	9,223	11,386	2,505	—	2,505
Liabilities:
Deferred compensation liabilities	$—	6,752	6,752	—	7,379	7,379
Interest rate swaps	—	—	—	—	2,809	2,809
Total liabilities	$—	6,752	6,752	—	10,188	10,188
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
The Company uses readily available market data to value its interest rate swaps, such as interest rate curves and discount factors. Additionally, the fair value of derivatives includes consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input, as defined under U.S. GAAP. As the magnitude of the CVA is not a significant component of the fair value of the interest rate swaps as of September 28, 2013, it is not considered a significant input and the derivatives are classified as Level 2.
The carrying value and estimated fair value of long-term debt as of September 28, 2013 and December 29, 2012 were as follows (in thousands):

	September 28, 2013		December 29, 2012
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial liabilities:
Term loans	$1,828,226	1,836,621	1,849,958	1,878,980
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
(f) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At September 28, 2013, one master licensee and majority owned subsidiaries of the master licensee, accounted for approximately 27% of total accounts and notes receivable, which was primarily due to the timing of orders and shipments of ice cream to the master licensee. At December 29, 2012, no individual franchisee or master licensee accounted for more than 10% of accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for the three and nine months ended September 28, 2013 or the three or nine months ended September 29, 2012.
(g) Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This guidance is effective for the Company in fiscal year 2014 with early adoption permitted. The Company has not adopted this guidance as of September 28, 2013, and does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued new guidance which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance was adopted by the Company in fiscal year 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
(h) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Royalty income	$106,327	98,858	305,803	286,487
Initial franchise fees, including renewal income	11,159	8,989	28,242	23,332
Total franchise fees and royalty income	$117,486	107,847	334,045	309,819

The changes in franchised and company-owned points of distribution were as follows:

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Systemwide Points of Distribution:
Franchised points of distribution—beginning of period	17,688	16,980	17,424	16,763
Franchised points of distribution—opened	360	310	904	879
Franchised points of distribution—closed	(140)	(124)	(420)	(472)
Net transfers to company-owned points of distribution	—	—	—	(4)
Franchised points of distribution in operation—end of period	17,908	17,166	17,908	17,166
Company-owned points of distribution—end of period	32	37	32	37
Total systemwide points of distribution—end of period	17,940	17,203	17,940	17,203
(4) Goodwill and Other Intangible Assets
The change in the gross carrying amount of goodwill from December 29, 2012 to September 28, 2013 is due to the impact of foreign currency fluctuations.
Other intangible assets at September 28, 2013 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$383,770	(154,829)	228,941
Favorable operating leases acquired	16	74,549	(36,734)	37,815
License rights	10	6,230	(4,721)	1,509
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,655,519	(196,284)	1,459,235
Other intangible assets at December 29, 2012 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$384,065	(139,677)	244,388
Favorable operating leases acquired	15	77,653	(35,207)	42,446
License rights	10	6,230	(4,250)	1,980
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,658,918	(179,134)	1,479,784
The changes in the gross carrying amounts of other intangible assets from December 29, 2012 to September 28, 2013 are primarily due to the impairment of favorable operating leases acquired resulting from lease terminations and the impact of foreign currency fluctuations. Impairment of favorable operating leases acquired totaled $77 thousand and $350 thousand for the three months ended September 28, 2013 and September 29, 2012, respectively, and $358 thousand and $667 thousand for the nine months ended September 28, 2013 and September 29, 2012, respectively, and is included within long-lived asset impairment charges in the consolidated statements of operations. Total estimated amortization expense for fiscal years 2013 through 2017 is presented below (in thousands). The amount reflected below for fiscal year 2013 includes year-to-date amortization.

Fiscal year:
2013	$26,904
2014	25,447
2015	25,120
2016	22,188
2017	21,406
The impact of our unfavorable leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Increase in rental income	$246	286	752	814
Decrease in rental expense	367	302	933	990
Total increase in operating income	$613	588	1,685	1,804
(5) Debt
In February 2013, Dunkin’ Brands, Inc. (“DBI”), a subsidiary of DBGI, amended its senior credit facility, resulting in a reduction of the interest rates and an extension of the maturity dates for both the term loans and the revolving credit facility.
Subsequent to the amendment, the term loans bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0%. The applicable margin under the term loan facility is 1.75% for loans based upon the base rate and 2.75% for loans based upon the LIBOR rate. The amendment extended the maturity of the term loans to February 2020. The effective interest rate for term loans, including the amortization of original issue discount and deferred financing costs, was 4.0% at September 28, 2013.
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
Repayments are required to be made under the term loans equal to approximately $19.0 million per calendar year, payable in quarterly installments through December 2019, with the remaining principal balance due in February 2020. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the senior credit facility), is no greater than 4.75x, no excess cash flow payments are required. If DBI’s leverage ratio is greater than 5.50x, the Company is required to prepay an amount equal to 50% of excess cash flow. During the nine months ended September 28, 2013, the Company made total principal payments of $19.2 million. Based on all payments made, including the required excess cash flow payment in the first quarter of 2013, no additional principal payments are required in the next twelve months, though the Company may elect to make voluntary payments. The Company has reflected a $5.0 million voluntary payment, which was paid during the first week of the fourth quarter of 2013, within the current portion of long-term debt as of September 28, 2013 on the consolidated balance sheets. Other events and transactions, such as certain asset sales and incurrence of debt, may trigger additional mandatory prepayments.

(6) Derivative Instruments and Hedging Transactions
The Company is exposed to global market risks, including the effect of changes in interest rates, and may use derivative instruments to mitigate the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. The Company’s hedging instruments consist solely of interest rate swaps at September 28, 2013. The Company’s risk management objective and strategy with respect to the interest rate swaps is to limit the Company’s exposure to increased interest rates on its variable rate debt by reducing the potential variability in cash flow requirements relating to interest payments on a portion of its outstanding debt. The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items.
In September 2012, the Company entered into variable-to-fixed interest rate swap agreements with three counterparties to hedge the risk of increases in cash flows (interest payments) attributable to increases in three-month LIBOR above 1.0%, the designated benchmark interest rate being hedged, through November 2017. The notional value of the swaps totals $900.0 million, and the Company is required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.37%, resulting in a total interest rate of approximately 4.12% on the hedged amount when considering the applicable margin in effect at September 28, 2013. In exchange, the Company receives interest on the notional amount at a variable rate based on a three-month LIBOR spot rate, subject to a 1.0% floor. Interest is settled quarterly on a net basis with each counterparty. The swaps have been designated as hedging instruments and are classified as cash flow hedges. They are recognized on the Company’s consolidated balance sheets at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (loss) and/or current earnings.
The fair values of derivatives instruments consisted of the following (in thousands):

	September 28, 2013	December 29, 2012	Consolidated Balance Sheet Classification
Interest rate swaps - asset	$9,223	—	Other assets
Total fair values of derivative instruments - asset	$9,223	—

Interest rate swaps - liability	$—	2,809	Other long-term liabilities
Total fair values of derivative instruments - liability	$—	2,809
The tables below summarizes the effects of derivative instruments on the consolidated statements of operations and comprehensive income for the three months ended September 28, 2013:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income
Interest rate swaps	$(4,328)	(845)	Interest expense	$(3,483)
Income tax effect	1,755	343	Provision for income taxes	1,412
Net of income taxes	$(2,573)	(502)		$(2,071)

The tables below summarizes the effects of derivative instruments on the consolidated statements of operations and comprehensive income for the nine months ended September 28, 2013:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income
Interest rate swaps	$9,495	(2,537)	Interest expense	$12,032
Income tax effect	(3,847)	1,040	Provision for income taxes	(4,887)
Net of income taxes	$5,648	(1,497)		$7,145
The Company recorded $19 thousand of interest expense related to the swaps which is included in interest expense in the consolidated statements of operations for the three and nine months ended September 29, 2012.

There was no ineffectiveness of the interest rate swaps during the three and nine months ended September 28, 2013, and therefore, ineffectiveness had no impact on the consolidated statements of operations. As of September 28, 2013 and December 29, 2012, $864 thousand of interest expense related to interest rate swaps is accrued in other current liabilities in the consolidated balance sheets. During the next twelve months, the Company estimates that $3.4 million will be reclassified from accumulated other comprehensive income as an increase to interest expense based on current projections of LIBOR.

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. To mitigate counterparty credit risk, the Company only enters into contracts with major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of its counterparties. At September 28, 2013, all of the counterparties to the interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 28, 2013, the Company has not posted any collateral related to these agreements. The Company holds one derivative instrument with each of its derivative counterparties, each of which is settled net with the respective counterparties in accordance with the swap agreements. There is no offsetting of these financial instruments on the consolidated balance sheets. As of September 28, 2013, the termination value of derivatives is a net asset position of $8.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements.
(7) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 28, 2013	December 29, 2012
Gift card/certificate liability	$71,601	145,981
Gift card breakage liability	16,835	—
Accrued salary and benefits	22,427	31,136
Accrued legal liabilities (see note 12(d))	27,267	27,305
Accrued interest	10,748	13,564
Accrued professional costs	2,737	2,996
Other	25,456	18,949
Total other current liabilities	$177,071	239,931
The decrease in the gift card/certificate liability is driven primarily by the seasonality of our gift card program. Additionally, during the second quarter of fiscal year 2013, the Company determined that sufficient historical redemption patterns existed to revise breakage estimates related to unredeemed Dunkin’ Donuts gift cards. Based on historical redemption rates, breakage is estimated and recognized over time in proportion to actual gift card redemptions. The Company recognizes breakage as income only up to the amount of gift card program costs. Any incremental breakage is committed to fund future initiatives that will benefit the gift card program, and is recorded as gift card breakage liability within other current liabilities in the consolidated balance sheets.
(8) Segment Information
The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income, franchise fees, and rental income. Dunkin’ Donuts U.S. also derives revenue through retail sales at company-owned restaurants. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement. Baskin-Robbins International primarily derives its revenues from the sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, long-lived asset impairment charges, loss on debt extinguishment and refinancing transactions, other gains and losses, and unallocated corporate charges, referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.
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

	Revenues
	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Dunkin’ Donuts U.S.	$134,254	123,622	382,560	357,282
Dunkin’ Donuts International	4,174	3,671	12,728	11,489
Baskin-Robbins U.S.	11,899	11,667	34,000	34,259
Baskin-Robbins International	32,759	29,657	93,104	84,004
Total reportable segment revenues	183,086	168,617	522,392	487,034
Other	3,231	3,102	8,271	9,444
Total revenues	$186,317	171,719	530,663	496,478
Expenses included in “Corporate and other” in the segment profit (loss) table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Segment profit (loss) by segment was as follows (in thousands):

	Segment profit (loss)
	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Dunkin’ Donuts U.S.	$100,278	91,122	274,188	260,981
Dunkin’ Donuts International	(1,052)	2,402	3,093	7,496
Baskin-Robbins U.S.	8,327	8,069	22,048	22,386
Baskin-Robbins International	16,795	16,047	45,548	35,171
Total reportable segment profit	124,348	117,640	344,877	326,034
Corporate and other	(29,490)	(31,051)	(84,883)	(110,556)
Interest expense, net	(19,700)	(18,794)	(60,213)	(51,923)
Depreciation and amortization	(12,529)	(15,680)	(37,046)	(42,850)
Long-lived asset impairment charges	(92)	(564)	(447)	(950)
Loss on debt extinguishment and refinancing transactions	—	(3,963)	(5,018)	(3,963)
Other gains (losses), net	12	(265)	(1,191)	(472)
Income before income taxes	$62,549	47,323	156,079	115,320
Net income of equity method investments is included in segment profit (loss) for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Income included in “Other” in the segment profit table below represents the reduction of depreciation and amortization expense reported by BR Korea Co., Ltd. (“BR Korea”) as the Company recorded an impairment charge in fiscal year 2011 related to the underlying long-lived assets of BR Korea. Net income of equity method investments by reportable segment was as follows (in thousands):

	Net income (loss) of equity method investments
	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Dunkin’ Donuts International	$(431)	414	(177)	1,797
Baskin-Robbins International	7,467	7,504	14,131	12,848
Total reportable segments	7,036	7,918	13,954	14,645
Other	292	779	1,243	2,669
Total net income of equity method investments	$7,328	8,697	15,197	17,314

(9) Stockholders’ Equity and Redeemable Noncontrolling Interests
The changes in total stockholders' equity and redeemable noncontrolling interests were as follows (in thousands):

	Stockholders' equity			Redeemable noncontrolling interests
	Total stockholders’ equity of Dunkin’ Brands	Noncontrolling interests	Total stockholders’ equity
Balance at December 29, 2012	$346,651	3,324	349,975	—
Net income attributable to Dunkin' Brands	104,831	—	104,831	—
Net loss attributable to noncontrolling interests	—	(239)	(239)	(177)
Other comprehensive loss	(4,377)	—	(4,377)	—
Dividends paid on common stock	(60,707)	—	(60,707)	—
Exercise of stock options	6,287	—	6,287	—
Repurchases of common stock	(17,190)	—	(17,190)	—
Share-based compensation expense	5,750	—	5,750	—
Reclassification to redeemable noncontrolling interests	—	(3,085)	(3,085)	3,085
Contributions from noncontrolling interests	—	—	—	2,205
Other, net	(42)	—	(42)	—
Balance at September 28, 2013	$381,203	—	381,203	5,113
(a) Redeemable Noncontrolling Interests
During the nine months ended September 28, 2013, the Company amended the partnership agreement with the noncontrolling owners to provide the noncontrolling owners the option in early 2017 to sell their entire interest to the Company. As a result of the amendment, the partnership agreement now contains a redemption feature that is not currently redeemable, but it is probable to become redeemable in the future. As such, the Company reclassified the noncontrolling interests during the nine months ended September 28, 2013 to temporary equity (between liabilities and stockholders’ equity). As of September 28, 2013, the consolidated balance sheets included $4.0 million of cash and cash equivalents and $5.9 million of property and equipment, net for this partnership entity, which may be used only to settle obligations of the partnership.
(b) Treasury Stock
During the nine months ended September 28, 2013, the Company repurchased a total of 417,300 shares of common stock at a weighted average price per share of $41.18 from existing stockholders. The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $17.2 million during the nine months ended September 28, 2013, based on the fair market value of the shares on the date of repurchase and direct costs incurred.
(c) Equity Incentive Plans
The Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (the “2011 Plan”) was adopted in July 2011, and is the only plan under which the Company currently grants awards. A maximum of 7,000,000 shares of common stock may be delivered in satisfaction of awards under the 2011 Plan.
During the nine months ended September 28, 2013, the Company granted options to purchase 1,177,999 shares of common stock and 94,495 restricted stock units to employees and directors under the 2011 Plan. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of ten years. The stock options were granted at a price of $37.26 per share and have a grant-date fair value of $9.92 per share. The restricted stock units generally vest in equal annual amounts over a one-year or three-year period subsequent to the grant date.
Total compensation expense related to all share-based awards was $2.1 million and $3.1 million for the three months ended September 28, 2013 and September 29, 2012, respectively, and $5.8 million and $5.9 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.

(d) Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income were as follows (in thousands):

	Effect of foreign currency translation	Unrealized losses on interest rate swaps	Unrealized loss on pension plan	Other	Accumulated other comprehensive income
Balance at December 29, 2012	$14,914	(1,655)	(2,486)	(1,632)	9,141
Other comprehensive income (loss)(1)	(11,345)	7,145	(231)	54	(4,377)
Balance at September 28, 2013	$3,569	5,490	(2,717)	(1,578)	4,764

(1)
The Company reclassified $1.5 million of losses, net of tax, from accumulated other comprehensive income into the consolidated statements of operations related to the interest rate swaps for the nine months ended September 28, 2013 (see note 6). Additionally, the Company reclassified $57 thousand of losses, net of tax, from accumulated other comprehensive income into the consolidated statements of operations related to The Baskin-Robbins Employees’ Pension Plan for the nine months ended September 28, 2013, of which $76 thousand of losses are included in general and administrative expenses, net, and $19 thousand of a tax benefit is included in provision for income taxes.

(e) Dividends
The Company paid quarterly dividends of $0.19 per share of common stock on February 20, 2013, June 6, 2013, and September 4, 2013 totaling approximately $20.2 million, $20.3 million, and $20.3 million, respectively. On October 24, 2013, we announced that our board of directors approved the next quarterly dividend of $0.19 per share of common stock payable November 26, 2013 to shareholders of record as of the close of business on November 18, 2013.
(10) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income attributable to Dunkin’ Brands—basic and diluted	$40,221	29,526	104,831	73,973
Allocation of net income to common stockholders:
Common—basic(1)	40,221	29,508	104,831	73,842
Common—diluted(1)	40,221	29,509	104,831	73,863
Weighted average number of common shares:
Common—basic	106,531,827	112,720,961	106,421,114	117,499,678
Common—diluted	108,164,925	115,075,000	108,178,632	119,459,154
Earnings per common share:
Common—basic	$0.38	0.26	0.99	0.63
Common—diluted	0.37	0.26	0.97	0.62

(1)
Net income allocated to common shareholders for the three months ended September 29, 2012 excludes $18 thousand and $17 thousand for basic and diluted earnings per share, respectively, and $131 thousand and $110 thousand for basic and diluted earnings per share, respectively, for the nine months ended September 29, 2012, that is allocated to participating securities. Participating securities consist of unvested (restricted) shares that contain a nonforfeitable right to participate in dividends. No net income was allocated to participating securities for the three and nine months ended September 28, 2013, as all restricted shares were fully vested as of September 28, 2013.

The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,633,098 and 2,354,039 restricted shares and stock options for the three months ended September 28, 2013 and September 29, 2012, respectively, and includes the dilutive effect of 1,757,518 and 1,959,476 restricted shares and stock options for the nine months ended September 28, 2013 and September 29, 2012, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all performance-based restricted stock and stock options outstanding for which the performance criteria were not yet met as of the fiscal period end. As of September 28, 2013, there were no common restricted stock awards or stock options that were performance-based and for which the performance criteria were not yet met. As of September 29, 2012, there were approximately 4,000 common restricted stock awards that were performance-based and for which the performance criteria was not yet met. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 1,181,338 and 1,046,753 stock options for the three months ended September 28, 2013 and September 29, 2012, respectively, and 1,441,640 and 728,719 stock options for the nine months ended September 28, 2013 and September 29, 2012, respectively, as they would be antidilutive.
(11) Income Taxes
Income tax expense and the effective tax rate were $22.5 million and 36.0%, respectively, for the three months ended September 28, 2013, and $18.0 million and 38.1%, respectively, for the three months ended September 29, 2012. Income tax expense and the effective tax rate were $51.7 million and 33.1%, respectively, for the nine months ended September 28, 2013, and $41.9 million and 36.3%, respectively, for the nine months ended September 29, 2012.
The effective rate may fluctuate from quarter to quarter for various reasons, including discrete items, such as the settlement or resolution of specific federal and state tax issues. During the three months ended September 28, 2013, the Company recorded a net tax benefit of $1.1 million primarily related to closing costs of our Canadian ice cream manufacturing plant. During the nine months ended September 28, 2013, the Company recorded a net tax benefit of $6.2 million primarily related to the reversal of reserves of $8.4 million for uncertain tax positions for which settlement with the taxing authorities was reached, as well as the benefit related to closing costs of our Canadian ice cream manufacturing plant, offset by tax expense of $2.9 million primarily due to an increase in our overall state tax rate resulting from a shift in estimated apportionment of income within state jurisdictions. The Company recorded a net tax benefit of $2.4 million during the nine months ended September 29, 2012 primarily related to the reversal of reserves for uncertain tax positions for which settlement with the taxing authorities was reached.
Tax authorities periodically audit the Company. We record reserves for identified exposures and evaluate these issues on a quarterly basis to adjust for events, such as court rulings or audit settlements, which may impact our ultimate payment for such exposures. During the nine months ended September 28, 2013, the Company made cash payments of approximately $5.2 million representing tax, penalty, and interest due on settlements with taxing authorities. These amounts were fully accrued as of December 29, 2012 and did not impact the effective rate.
(12) Commitments and Contingencies
(a) Lease Commitments
The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under noncancelable operating and capital lease arrangements.
(b) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $4.0 million and $4.7 million at September 28, 2013 and December 29, 2012, respectively. At September 28, 2013 and December 29, 2012, there were no amounts under such guarantees that were due. The fair value of the guarantee liability and corresponding asset recorded on the consolidated balance sheets was $355 thousand and $374 thousand, respectively, at September 28, 2013 and $601 thousand and $572 thousand, respectively, at December 29, 2012. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of September 28, 2013 and December 29, 2012, the Company had recorded reserves for such guarantees of $49 thousand and $389 thousand, respectively.
Supply Chain Guarantees
In 2012, the Company entered into a third-party guarantee with a distribution facility of franchisee products that guarantees franchisees would sell a certain volume of cooler beverages each year over a 4-year period. During the second quarter of fiscal year 2013, the Company determined that the franchisees will not achieve the required sales volume, and therefore, the Company accrued the maximum guarantee under the agreement of $7.5 million, which is included in other current liabilities in the consolidated balance sheets and general and administrative expenses, net in the consolidated statements of operations. No additional guarantee payments will be required under the agreement.
The Company has also entered into a third-party guarantee with this distribution facility that guarantees franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of September 28, 2013 and December 29, 2012, the Company was contingently liable for $6.0 million and $6.8 million, respectively, under this guarantee. Additionally, the Company has various supply chain contracts that generally provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. As of September 28, 2013 and December 29, 2012, the Company was contingently liable under such supply chain agreements for approximately $54.4 million and $57.5 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we have not recorded any liabilities related to these commitments, except for the liability recorded in connection with the cooler beverage commitment discussed above.
Equipment Guarantee
In April 2013, the Company entered into a third-party guarantee with an equipment vendor that guarantees franchisees will purchase a total minimum quantity of certain equipment by March 31, 2014. Under the terms of the agreement, in the event that franchisees do not purchase the required minimum quantity, the Company would be contingently liable for purchasing the remaining quantity of equipment. As of September 28, 2013, the Company was contingently liable for $486 thousand under this guarantee. The Company assesses the risk of performing under this guarantee on a quarterly basis, and, based on internal forecasts, we have not recorded any liabilities related to this commitment.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of September 28, 2013 and December 29, 2012, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $6.4 million and $5.6 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(c) Letters of Credit
At September 28, 2013 and December 29, 2012, the Company had standby letters of credit outstanding for a total of $11.9 million and $11.5 million, respectively. There were no amounts drawn down on these letters of credit.
(d) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During the third and fourth quarters of 2012, the Company accrued an additional $493 thousand for interest that continues to accrue on the judgment amount. During the three and nine months ended September 28, 2013, the Company accrued an additional $235 thousand and $718 thousand, respectively, of interest, resulting in an estimated liability of $25.8 million, including the impact of foreign exchange, as of September 28, 2013. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At September 28, 2013 and December 29, 2012, contingent liabilities, excluding the Bertico litigation, totaling $1.5 million, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with all matters could increase by up to an additional $12.0 million based on the outcome of ongoing litigation or negotiations.
(e) Line of Credit to Distribution Facility
In May 2013, the Company provided a secured revolving line of credit to a distribution facility of franchisee products for an aggregate maximum principal amount of up to $8.0 million plus interest. The entire principal balance and accrued and unpaid interest is due June 1, 2014. The purpose of this line of credit is to provide funding for the purchase and storage of certain inventory, which was pledged as collateral under a security agreement entered into in connection with the line of credit agreement. Through September 28, 2013, no amounts have been drawn on this line of credit.
(13) Related-Party Transactions
(a) Advertising Funds
At September 28, 2013 and December 29, 2012, the Company had a net payable of $17.9 million and $13.7 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, which amounted to $1.5 million and $1.4 million for the three months ended September 28, 2013 and September 29, 2012, respectively, and $4.3 million for the nine months ended September 28, 2013 and September 29, 2012. Such management fees are reflected in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $62 thousand and $105 thousand during the three months ended September 28, 2013 and September 29, 2012, respectively, and $1.2 million and $844 thousand, during the nine months ended September 28, 2013 and September 29, 2012, respectively, which are included in general and administrative expenses, net in the consolidated statements of operations. Additionally, the Company made net contributions to the advertising funds based on retail sales as owner and operator of company-owned restaurants of $256 thousand and $205 thousand during the three months ended September 28, 2013 and September 29, 2012, respectively, and $749 thousand and $579 thousand during the nine months ended September 28, 2013 and September 29, 2012, respectively, which are included in company-owned restaurant expenses in the consolidated statements of operations. During the three and nine months ended September 28, 2013, the Company also made $357 thousand and $3.6 million, respectively, of contributions to fund future initiatives that will benefit the gift card program, which was contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets.
(b) Sponsors
Through the first quarter of fiscal year 2012, DBGI was majority-owned by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. (collectively, the “Sponsors”). Subsequently, the Sponsors sold all of their remaining shares in the Company. One representative of each Sponsor continues to serve on the board of directors.
At December 29, 2012, certain affiliates of the Sponsors held $52.4 million of term loans issued under the Company’s senior credit facility. The terms of these loans were identical to all other term loans issued to unrelated lenders in the senior credit facility. As of September 28, 2013, there were no term loans held by affiliates of the Sponsors.
The Sponsors have historically held a substantial interest in our Company as well as several other entities. The existence of such common ownership and management control could result in differences within our operating results or financial position than if the entities were autonomous; however, we believe such transactions were negotiated at arms-length. The Company made payments to entities in which the Sponsors have ownership interests totaling approximately $492 thousand and $298 thousand during the three months ended September 28, 2013 and September 29, 2012, respectively, and $1.7 million and $1.2 million during the nine months ended September 28, 2013 and September 29, 2012, respectively, primarily for the purchase of consulting services, training services, and leasing of restaurant space. At December 29, 2012, the Company had a net payable of $150 thousand to these entities. At September 28, 2013, the Company had no net payable to these entities.

(c) Equity Method Investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
B-R 31 Ice Cream Co., Ltd.	$838	1,107	1,842	2,257
BR Korea Co., Ltd.	1,036	939	3,065	2,706
Coffee Alliance, S.L. (“Coffee Alliance”)	—	—	130	—
	$1,874	2,046	5,037	4,963
At September 28, 2013 and December 29, 2012, the Company had $1.2 million of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its joint ventures totaling approximately $929 thousand and $376 thousand during the three months ended September 28, 2013 and September 29, 2012, respectively, and $3.0 million and $1.1 million during the nine months ended September 28, 2013 and September 29, 2012, respectively, primarily for the purchase of ice cream products and incentive payments.
During the three and nine months ended September 28, 2013, the Company made additional loans of $496 thousand and $2.1 million, respectively, to our Spain joint venture, Coffee Alliance. As of September 28, 2013 and December 29, 2012, the Company had $2.7 million and $666 thousand, respectively, of notes receivable from Coffee Alliance, which are included in other assets in the consolidated balance sheets. During the three months ended September 28, 2013, the Company fully reserved all outstanding notes and accounts receivable totaling $2.8 million, and fully impaired its equity investment in Coffee Alliance of $873 thousand. The reserves on accounts and notes receivable are included in general and administrative expenses, net, and the impairment of the equity investment is included in net income of equity method investments in the consolidated statements of operations.
During the three and nine months ended September 28, 2013, the Company recognized sales of ice cream products of $749 thousand and $3.3 million, respectively in the consolidated statements of operations from the sale of ice cream products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”), of which the Company owns a 20 percent equity interest (see note 15). As of September 28, 2013, the Company had $2.1 million of receivables from the Australia JV, which were recorded in accounts receivables, net of allowance for doubtful accounts, in the consolidated balance sheets.
(d) Board of Directors
Certain family members of one of our directors, who retired in May 2013, hold an ownership interest in an entity that owns and operates Dunkin’ Donuts restaurants, and hold the right to develop additional restaurants under store development agreements. The Company received royalty and rental payments from this entity of $216 thousand during the three months ended September 29, 2012, and $343 thousand and $848 thousand during the nine months ended September 28, 2013 and September 29, 2012, respectively. The Company recognized $6 thousand of income related to store development agreements with this entity during the nine months ended September 28, 2013, and $40 thousand and $120 thousand during the three and nine months ended September 29, 2012, respectively. No such income was recognized during the three months ended September 28, 2013. All material terms of the franchise and store development agreements with this entity are consistent with other unrelated franchisees in the market.
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
The Company recorded cumulative costs related to the plant closure of $12.6 million, of which $66 thousand and $654 thousand were recorded during the three and nine months ended September 28, 2013, respectively, and $5.3 million and $8.9 million were recorded during the three and nine months ended September 29, 2012, respectively. The Company also expects to incur additional costs of approximately $3 million to $4 million primarily related to the settlement of our Canadian pension plan upon final government approval, which likely will not be obtained until early 2014.

As of December 29, 2012, the Company had recorded reserves for ongoing termination benefits and one-time termination benefits of $636 thousand and $55 thousand, respectively, substantially all of which were paid during the nine months ended September 28, 2013.
(15) Sale of Baskin-Robbins Australia
In June 2013, the Company sold 80% of the Baskin-Robbins Australia franchising business, resulting in a gain of $6.5 million, net of transaction costs, which is included in other operating income in the consolidated statements of operations for the nine months ended September 28, 2013. The gain consisted of net proceeds of $6.7 million, offset by the carrying value of the business included in the sale, which totaled $216 thousand. As of September 28, 2013, unpaid transaction-related costs totaling $518 thousand are included in other current liabilities on the consolidated balance sheets. The Company retained the remaining 20% ownership of the Australia JV, which is included in equity method investments on the consolidated balance sheets.

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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 17,900 points of distribution in 55 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of September 28, 2013, Dunkin’ Donuts had 10,795 global points of distribution with restaurants in 40 U.S. states and the District of Columbia and in 30 foreign countries. Baskin-Robbins had 7,145 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 45 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 32 company-owned points of distribution as of September 28, 2013, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than many other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the nine months ended September 28, 2013, franchisee contributions to the U.S. advertising funds were $264.2 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter (or 14-week fourth quarter, when applicable) basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday of the fourth quarter, when applicable). The data periods contained within the three- and nine-month periods ended September 28, 2013 and September 29, 2012 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013.
Selected Operating and Financial Highlights

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,719.5	1,583.3	4,950.0	4,604.4
Dunkin’ Donuts International	165.8	163.4	504.6	488.8
Baskin-Robbins U.S.	152.2	145.9	421.7	418.6
Baskin-Robbins International	399.2	409.8	1,044.4	1,047.3
Total franchisee-reported sales(a)	$2,436.7	2,302.4	6,920.7	6,559.1
Systemwide sales growth	5.8%	4.7%	5.5%	7.3%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	4.2%	2.8%	3.3%	4.5%
Dunkin’ Donuts International	(1.4)%	2.1%	(0.6)%	2.8%
Baskin-Robbins U.S.	3.2%	1.1%	0.6%	4.4%
Baskin-Robbins International	0.7%	3.0%	2.3%	3.6%
Financial data (in thousands):
Total revenues	$186,317	171,719	530,663	496,478
Operating income	82,237	70,345	222,501	171,678
Adjusted operating income	89,333	85,428	251,187	227,348
Net income attributable to Dunkin’ Brands	40,221	29,526	104,831	73,973
Adjusted net income	44,479	42,118	119,505	113,066
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

Overall growth in systemwide sales of 5.8% and 5.5% for the three and nine months ended September 28, 2013, respectively, over the same periods in the prior year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 8.6% and 7.5% for the three and nine months ended September 28, 2013, respectively, as a result of 371 net new restaurants opened since September 29, 2012 and comparable store sales growth of 4.2% and 3.3%, respectively, driven by increased average ticket and higher traffic. The increase in average ticket resulted primarily from guests purchasing more units per transaction, including add-on items, and positive mix as guests purchased more premium-priced cold beverages and differentiated sandwiches. Increased traffic was driven by continued product and marketing innovation, resulting in strong growth in beverages, breakfast sandwiches, donuts, and our afternoon platform.

•
Dunkin’ Donuts International systemwide sales growth of 1.4% and 3.2% for the three and nine months ended September 28, 2013, respectively, driven primarily by sales growth in Germany and the Middle East due to net new units and comparable store sales growth. The growth in Dunkin’ Donuts International systemwide sales for the nine months ended September 28, 2013 was also driven by sales growth in Southeast Asia. Dunkin’ Donuts International comparable store sales declined 1.4% and 0.6% for the three and nine months ended September 28, 2013, respectively, driven primarily by a decline in South Korea, offset by growth in Southeast Asia and the Middle East.

•
Baskin-Robbins U.S. systemwide sales growth of 4.2% and 0.7% for the three and nine months ended September 28, 2013, respectively, resulting primarily from comparable store sales growth of 3.2% and 0.6%, respectively, driven by sales of Flavors of the Month, increased cake sales, and limited-time offers on take-home ice cream quarts. Baskin-Robbins U.S. comparable store sales growth for the nine months ended September 28, 2013 reflects the negative impact of weather in the first quarter of the year.

•
Baskin-Robbins International systemwide sales decline of 2.6% and 0.3% for the three and nine months ended September 28, 2013, respectively, driven by an unfavorable impact of exchange rates on sales in Japan, offset by sales growth in South Korea and the Middle East. Baskin-Robbins International comparable store sales growth was 0.7% and 2.3% for the three and nine months ended September 28, 2013, respectively, driven primarily by growth in South Korea, offset by a comparable store sales decline in Japan.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and nine months ended September 28, 2013 and September 29, 2012 were as follows:

			September 28, 2013	September 29, 2012
Points of distribution, at period end:
Dunkin’ Donuts U.S.			7,528	7,157
Dunkin’ Donuts International			3,267	3,126
Baskin-Robbins U.S.			2,471	2,492
Baskin-Robbins International			4,674	4,428
Consolidated global points of distribution			17,940	17,203

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net openings (closings), during the period:
Dunkin’ Donuts U.S.	81	78	222	142
Dunkin’ Donuts International	67	36	94	58
Baskin-Robbins U.S.	1	(1)	8	(1)
Baskin-Robbins International	73	74	157	210
Consolidated global net openings	222	187	481	409
The increases in total revenues of $14.6 million, or 8.5%, and $34.2 million, or 6.9%, for the three and nine months ended September 28, 2013, respectively, primarily resulted from increased franchise fees and royalty income of $9.6 million and $24.2 million, respectively, and increases in sales of ice cream products of $3.3 million and $8.5 million, respectively.
Operating income for the three months ended September 28, 2013 increased $11.9 million, or 16.9%, from the comparable period of the prior year primarily as a result of the increase in franchise fees and royalty income, as well as $5.3 million of additional depreciation and costs incurred in the prior year related to the closure of our ice cream manufacturing plant in Canada. These increases were offset by $3.7 million in write-downs related to our investments in the Dunkin’ Donuts Spain joint venture. Operating income for the nine months ended September 28, 2013 increased $50.8 million, or 29.6%, from the comparable period of the prior year primarily as a result of the increase in franchise fees and royalty income, a $20.7 million increase in the Bertico litigation reserve recorded in the prior year, $8.9 million of costs incurred in the prior year related to the Canadian plant closure, and a $6.5 million net gain recognized on the sale of 80% of our Baskin-Robbins Australia business, offset by a $7.5 million charge related to a third-party product volume guarantee, as well as the write-downs related to the Spain joint venture.
Adjusted operating income increased $3.9 million, or 4.6%, and $23.8 million, or 10.5%, for the three and nine months ended September 28, 2013, respectively, primarily as a result of the increases in franchise fees and royalty income, offset by the write-downs related to the Spain joint venture and incremental general and administrative costs. The increase in adjusted operating income for the nine months ended September 28, 2013 was also favorably impacted by the gain from the Baskin-Robbins Australia sale.
Net income increased $10.7 million for the three months ended September 28, 2013 primarily as a result of the $11.9 million increase in operating income and a $4.0 million loss on debt extinguishment and refinancing transactions incurred in the third quarter of 2012, offset by a $4.5 million increase in tax expense and a $0.9 million increase in interest expense. Net income increased $30.9 million for the nine months ended September 28, 2013 primarily as a result of the $50.8 million increase in operating income, offset by a $9.8 million increase in tax expense, an $8.2 million increase in interest expense, and an incremental $1.1 million of losses on debt extinguishment and refinancing transactions.
Adjusted net income increased $2.4 million and $6.4 million for the three and nine months ended September 28, 2013, respectively, primarily as a result of the increases in adjusted operating income of $3.9 million and $23.8 million, respectively, offset by increases in interest expense and income tax expense.
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies.
Adjusted operating income and adjusted net income are reconciled from operating income and net income determined under GAAP as follows:

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands)
Operating income	$82,237	70,345	222,501	171,678
Adjustments:
Amortization of other intangible assets	6,938	6,669	20,085	20,317
Long-lived asset impairment charges	92	564	447	950
Third-party product volume guarantee	—	—	7,500	—
Secondary offering costs	—	2,579	—	4,774
Peterborough plant closure costs(a)	66	5,271	654	8,949
Bertico litigation(b)	—	—	—	20,680
Adjusted operating income	$89,333	85,428	251,187	227,348
Net income attributable to Dunkin’ Brands	$40,221	29,526	104,831	73,973
Adjustments:
Amortization of other intangible assets	6,938	6,669	20,085	20,317
Long-lived asset impairment charges	92	564	447	950
Third-party product volume guarantee	—	—	7,500	—
Secondary offering costs	—	2,579	—	4,774
Peterborough plant closure costs(a)	66	5,271	654	8,949
Bertico litigation(b)	—	—	—	20,680
Loss on debt extinguishment and refinancing transactions	—	3,963	5,018	3,963
Tax impact of adjustments, excluding Bertico litigation(c)	(2,838)	(7,618)	(13,481)	(15,581)
Tax impact of Bertico adjustment(d)	—	1,164	—	(4,959)
Income tax audit settlements(e)	—	—	(8,417)	—
State tax apportionment(f)	—	—	2,868	—
Adjusted net income	$44,479	42,118	119,505	113,066

(a)
For the three and nine months ended September 28, 2013, the adjustment represents transition-related general and administrative costs incurred related to the closure of the Baskin-Robbins ice cream manufacturing plant in Peterborough, Canada, such as information technology integration, project management, and transportation costs. For the three and nine months ended September 29, 2012, the adjustment represents transition-related general and administrative costs, as well as accelerated depreciation and incremental costs of ice cream products.

(b)
Represents the incremental legal reserve recorded related to the Quebec Superior Court’s ruling in the Bertico litigation, in which the Court found for the Plaintiffs and issued a judgment against Dunkin’ Brands in the amount of approximately $C16.4 million, plus costs and interest.

(c)	Tax impact of adjustments, excluding the Bertico litigation, calculated at a 40% effective tax rate.

(d)
Tax impact of Bertico litigation adjustment calculated as if the incremental reserve had not been recorded. The tax impact recorded in the second quarter of 2012 was a $3.9 million tax benefit representing the actual direct tax benefit expected to be realized, as well as a $2.2 million tax benefit recorded that fully reversed in the third and fourth quarters of 2012 based on interim tax provision requirements. The tax impact for the three months ended September 29, 2012 represents $1.2 million of the tax benefit that was expected to reverse.

(e)	Represents income tax benefits resulting from the resolution of historical tax positions settled during the period.

(f)	Primarily represents deferred tax expense recognized due to an increase in our overall state tax rate resulting from a shift in estimated apportionment of income within state jurisdictions.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Earnings per share:
Common—basic	$0.38	0.26	0.99	0.63
Common—diluted	0.37	0.26	0.97	0.62
Diluted adjusted earnings per share	0.41	0.37	1.10	0.94
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(In thousands, except share and per share data)
Adjusted net income available to common shareholders:
Adjusted net income	$44,479	42,118	119,505	113,066
Less: Adjusted net income allocated to participating securities	—	(36)	—	(178)
Adjusted net income available to common shareholders	$44,479	42,082	119,505	112,888
Weighted average number of common shares—diluted	108,164,925	115,075,000	108,178,632	119,459,154
Diluted adjusted earnings per share	$0.41	0.37	1.10	0.94

Results of operations
Consolidated results of operations

	Three months ended				Nine months ended
	September 28, 2013	September 29, 2012	Increase (Decrease)		September 28, 2013	September 29, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$117,486	107,847	9,639	8.9%	$334,045	309,819	24,226	7.8%
Rental income	25,437	24,918	519	2.1%	72,924	73,859	(935)	(1.3)%
Sales of ice cream products	30,429	27,118	3,311	12.2%	86,818	78,283	8,535	10.9%
Sales at company-owned restaurants	6,250	5,913	337	5.7%	18,261	16,706	1,555	9.3%
Other revenues	6,715	5,923	792	13.4%	18,615	17,811	804	4.5%
Total revenues	$186,317	171,719	14,598	8.5%	$530,663	496,478	34,185	6.9%
Total revenues for the three and nine months ended September 28, 2013 increased $14.6 million, or 8.5%, and $34.2 million, or 6.9%, respectively. The increases in total revenues were driven by increases in franchise fees and royalty income of $9.6 million and $24.2 million for the three and nine month periods, respectively, mainly as a result of Dunkin’ Donuts U.S. systemwide sales growth and additional franchise fees resulting from incremental gross development and favorable development mix, as well as incremental franchise renewals. Sales of ice cream products also increased $3.3 million and $8.5 million for the three and nine month periods. The increase in sales of ice cream products for the three months ended September 28, 2013 is due primarily to increased sales of ice cream products to the Middle East and an increase in distribution costs billed to customers, offset by a decline in sales of ice cream products to Australia due to timing of shipments. The increase in sales of ice cream products for the nine months ended September 28, 2013 is also due to increased sales of ice cream products to the Middle East and an increase in distribution costs billed to customers, as well as sales to our Australian joint venture in conjunction with the Baskin-Robbins Australia sale.

	Three months ended				Nine months ended
	September 28, 2013	September 29, 2012	Increase (Decrease)		September 28, 2013	September 29, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$13,445	12,965	480	3.7%	$39,041	38,797	244	0.6%
Cost of ice cream products	20,899	19,211	1,688	8.8%	61,187	56,000	5,187	9.3%
Company-owned restaurant expenses	6,222	6,021	201	3.3%	17,817	16,967	850	5.0%
General and administrative expenses, net	57,703	55,630	2,073	3.7%	174,287	186,550	(12,263)	(6.6)%
Depreciation and amortization	12,529	15,680	(3,151)	(20.1)%	37,046	42,850	(5,804)	(13.5)%
Long-lived asset impairment charges	92	564	(472)	(83.7)%	447	950	(503)	(52.9)%
Total operating costs and expenses	$110,890	110,071	819	0.7%	$329,825	342,114	(12,289)	(3.6)%
Net income of equity method investments	7,328	8,697	(1,369)	(15.7)%	15,197	17,314	(2,117)	(12.2)%
Other operating income (loss)	(518)	—	(518)	n/m	6,466	—	6,466	n/m
Operating income	$82,237	70,345	11,892	16.9%	$222,501	171,678	50,823	29.6%

Occupancy expenses for franchised restaurants for the three and nine months ended September 28, 2013 remained consistent with the prior year comparable periods, with the slight increases resulting from an increase in sales-based rental expense and an increase in average rent per lease, offset by a decline in the number of leased properties.
Net margin on ice cream products for the three months ended September 28, 2013 increased from the prior year to approximately $9.5 million due primarily to reduced costs resulting from the transition of production to Dean Foods. Net margin on ice cream products for the nine months ended September 28, 2013 increased $3.3 million driven by increased sales volumes and cost savings from the transition to Dean Foods, partially offset by Australia inventory write-offs.
Company-owned restaurant expenses for the three and nine months ended September 28, 2013 increased $0.2 million and $0.9 million, respectively, primarily as a result of higher sales volumes, offset by operating efficiencies realized and a net reduction of company-owned restaurants.
General and administrative expenses for the three months ended September 28, 2013 increased $2.1 million, or 3.7%, from the prior year, primarily driven by $2.8 million of reserves on accounts and notes receivable from our Dunkin' Donuts Spain joint venture and an increase in personnel costs of $2.5 million primarily related to continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy and additional stock compensation. Offsetting the increases were $1.5 million of incremental costs incurred in the prior year associated with the closure of our Canadian ice cream manufacturing plant, and $2.6 million of transaction costs and incremental share-based compensation related to the secondary offering and share repurchases that were completed in August 2012. The balance of the change in general and administrative expenses is due primarily to additional investments in advertising and other brand-building activities.
General and administrative expenses for the nine months ended September 28, 2013 decreased $12.3 million, or 6.6%, from the prior year, primarily driven by an incremental legal reserve recorded in the prior year of $20.7 million related to the Bertico litigation, offset by a $7.5 million charge recorded in the current year related to a third-party product volume guarantee. Also contributing to the decrease in general and administrative expenses was a $4.8 million increase in breakage income recognized primarily on Dunkin’ Donuts gift cards, $3.7 million of incremental costs incurred in the prior year associated with the closure of our Canadian ice cream manufacturing plant, and $4.8 million of costs incurred in the prior year related to secondary offerings and share repurchases. Offsetting these declines was an increase in personnel costs of $7.5 million related to continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy and additional stock compensation, as well as $2.8 million of reserves related to the Spain joint venture. The balance of the change in general and administrative expenses primarily resulting from additional investments in advertising and other brand-building activities and costs associated with hosting an international licensee convention.
As a result of the closure of our ice cream manufacturing plant in fiscal year 2012, the Company expects to incur additional general and administrative costs associated with the closure of $3 million to $4 million, which consists primarily of a loss related to the settlement of our Canadian pension plan upon final government approval of the plan termination.
Depreciation and amortization for the three and nine months ended September 28, 2013 decreased $3.2 million and $5.8 million, respectively, from the prior year driven by accelerated depreciation recorded in the prior year as a result of the announced closure of the Canadian ice cream manufacturing plant, as well as assets becoming fully depreciated and assets being written-off upon disposal.
Long-lived asset impairment charges for the three and nine months ended September 28, 2013 decreased $0.5 million driven by the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments decreased $1.4 million and $2.1 million for the three and nine months ended September 28, 2013, respectively, driven by declines of $0.5 million and $1.4 million, respectively, in the reduction of depreciation and amortization expense for South Korea resulting from the impairment charge recorded by the Company in fiscal year 2011 related to the underlying long-lived assets of the South Korea joint venture. Also contributing to the decreases in net income of equity method investments was a decline in income from our Japan joint venture, losses realized from our Dunkin’ Donuts joint venture in Spain, as well as a $0.9 million impairment of our investment in the Dunkin’ Donuts Spain joint venture. Partially offsetting these declines was an increase in income from our South Korea joint venture. Net income of equity method investments for the nine months ended September 28, 2013 and September 29, 2012 also includes an unfavorable adjustment of $0.7 million and a favorable adjustment of $0.3 million, respectively, related to differences between local accounting principles applied by our Japan and South Korea joint ventures and U.S. GAAP, which contributed to the decrease for the nine month period.
Other operating loss of $0.5 million for three months ended September 28, 2013 represents transactions costs incurred in connection with the sale of 80% of our Baskin-Robbins Australia business. Other operating income of $6.5 million for the nine months ended September 28, 2013 represents the gain, net of transaction costs, recognized on the Baskin-Robbins Australia sale.

	Three months ended				Nine months ended
	September 28, 2013	September 29, 2012	Increase (Decrease)		September 28, 2013	September 29, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$19,700	18,794	906	4.8%	$60,213	51,923	8,290	16.0%
Loss on debt extinguishment and refinancing transactions	—	3,963	(3,963)	(100.0)%	5,018	3,963	1,055	26.6%
Other losses (gains), net	(12)	265	(277)	n/m	1,191	472	719	152.3%
Total other expense	$19,688	23,022	(3,334)	(14.5)%	$66,422	56,358	10,064	17.9%
The increases in net interest expense for the three and nine months ended September 28, 2013 resulted primarily from incremental interest expense on $400.0 million of additional term loan borrowings, which were used along with cash on hand to repurchase 15.0 million shares of common stock from certain shareholders in August 2012. Also contributing to the increase in interest expense was incremental interest incurred as a result of entering into variable-to-fixed interest rate swap agreements in September 2012 on $900.0 million notional amount of our outstanding term loan borrowings. Offsetting these increases in interest expense was a reduction in the interest rate on the term loans by 25 basis points as a result of the February 2013 repricing. Considering the February repricing, we expect interest expense to be between $80 million and $81 million in fiscal year 2013.
The loss on debt extinguishment and refinancing transactions for the nine months ended September 28, 2013 of $5.0 million resulted from the February 2013 repricing transaction. No loss on debt extinguishment and refinancing transactions was incurred during the three months ended September 28, 2013. The loss on debt extinguishment and refinancing transactions for the three and nine months ended September 29, 2012 of $4.0 million related primarily to the $400.0 million of additional term loan borrowings in August 2012.
The decrease in other losses, net, for the three months ended September 28, 2013 resulted primarily from foreign exchange losses in the prior year due to fluctuations in the U.S. dollar against the Canadian dollar. Other losses, net, for the nine months ended September 28, 2013 was driven primarily by foreign exchange losses resulting from the Baskin-Robbins Australia sale due to the strengthening of the U.S. dollar against the Australian dollar in the second quarter, as well as an overall negative impact of foreign exchange resulting from the general strengthening of the U.S. dollar compared to other currencies.

	Three months ended		Nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	($ in thousands, except percentages)
Income before income taxes	$62,549	47,323	156,079	115,320
Provision for income taxes	22,505	18,022	51,664	41,886
Effective tax rate	36.0%	38.1%	33.1%	36.3%
The reduction in the effective tax rate for the three months ended September 28, 2013 resulted primarily from the recognition of a $1.0 million benefit related to closing costs of our Canadian ice cream manufacturing plant. Additionally, the effective tax rate for the three months ended September 29, 2012 was impacted unfavorably by the incremental legal reserve recorded related to the Bertico litigation in Canada.
The reduction in the effective tax rate for the nine months ended September 28, 2013 resulted primarily from the reversal of approximately $8.4 million of reserves for uncertain tax positions for which settlement with taxing authorities was reached during the periods, as well as the recognition of a $1.0 million benefit related to closing costs of our Canadian ice cream manufacturing plant. These favorable tax benefits were offset by an incremental $2.9 million of tax expense incurred primarily as a result of an increase in our overall state tax rate due to a shift in estimated apportionment of income within state jurisdictions. The effective tax rate for the nine months ended September 29, 2012 was favorably impacted by net tax benefits of approximately $2.4 million related primarily to the reversal of reserves for uncertain tax positions for which settlement with the taxing authorities was reached during the period.

Operating segments
We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, other gains and losses, and unallocated corporate charges, referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments includes net income of equity method investments. For reconciliations to total revenues and income before income taxes, see note 8 to the consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through arrangements with third parties in which our brand names are used and revenue generated from online training programs for franchisees that are not allocated to a specific segment.
Dunkin’ Donuts U.S.

	Three months ended				Nine months ended
	September 28, 2013	September 29, 2012	Increase (Decrease)		September 28, 2013	September 29, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$92,838	85,328	7,510	8.8%	$266,874	248,077	18,797	7.6%
Franchise fees	9,592	7,913	1,679	21.2%	24,658	20,482	4,176	20.4%
Rental income	24,455	23,720	735	3.1%	69,806	70,184	(378)	(0.5)%
Sales at company-owned restaurants	6,250	5,913	337	5.7%	18,261	16,549	1,712	10.3%
Other revenues	1,119	748	371	49.6%	2,961	1,990	971	48.8%
Total revenues	$134,254	123,622	10,632	8.6%	$382,560	357,282	25,278	7.1%
Segment profit	$100,278	91,122	9,156	10.0%	$274,188	260,981	13,207	5.1%
The increases in Dunkin’ Donuts U.S. revenues for the three and nine months ended September 28, 2013 were primarily driven by increases in royalty income of $7.5 million and $18.8 million, respectively, as a result of increases in systemwide sales. Also contributing to the increases in Dunkin’ Donuts U.S. revenues were increases in franchise fees of $1.7 million and $4.2 million for the three and nine month periods, respectively. The increases in franchise fees for the three and nine month periods were the result of incremental franchise renewals and favorable development mix, while the nine month period was also driven by incremental gross development.
The increase in revenues for the nine months ended September 28, 2013 was also a result of an increase in sales at company-owned restaurants of $1.7 million and other revenues of $1.0 million. The increase in sales at company-owned restaurants was driven by higher average sales volumes and the timing of acquisitions of restaurants during the periods, while the increase in other revenues was due to increases in refranchising gains and transfer fees.
The increases in Dunkin’ Donuts U.S. segment profit for the three and nine months ended September 28, 2013 of $9.2 million and $13.2 million, respectively, were driven primarily by revenue growth, partially offset by increases in personnel costs as a result of continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy. The increase in segment profit for the nine month period was also offset by the $7.5 million third-party product volume guarantee charge recorded in the current year.
Dunkin’ Donuts International

	Three months ended				Nine months ended
	September 28, 2013	September 29, 2012	Increase (Decrease)		September 28, 2013	September 29, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$3,342	3,224	118	3.7%	$10,370	9,948	422	4.2%
Franchise fees	770	379	391	103.2%	1,817	1,245	572	45.9%
Rental income	37	69	(32)	(46.4)%	96	150	(54)	(36.0)%
Other revenues	25	(1)	26	n/m	445	146	299	204.8%
Total revenues	$4,174	3,671	503	13.7%	$12,728	11,489	1,239	10.8%
Segment profit	$(1,052)	2,402	(3,454)	n/m	$3,093	7,496	(4,403)	(58.7)%

Dunkin’ Donuts International revenues for the three and nine months ended September 28, 2013 increased by $0.5 million and $1.2 million, respectively, due primarily to increases in franchise fees driven by additional gross development and increased royalty income due to an increase in systemwide sales. Dunkin’ Donuts International revenues for the nine months ended September 28, 2013 also includes a $0.3 million increase in other revenues driven by incremental transfer fee income.
Segment profit (loss) for Dunkin’ Donuts International declined $3.5 million to a loss of $1.1 million for the three months ended September 28, 2013, primarily due to $3.7 million in write-downs related to our investments in the Dunkin’ Donuts Spain joint venture, offset by revenue growth.
Segment profit for Dunkin’ Donuts International decreased $4.4 million for the nine months ended September 28, 2013, primarily as a result of the $3.7 million in write-downs related to the Spain joint venture, as well as a decline in net income of equity method investments of $1.1 million. For Dunkin’ Donuts International, net income of equity method investments includes an unfavorable adjustment of $0.3 million for the nine months ended September 28, 2013 and a favorable adjustment of $0.6 million for the nine months ended September 29, 2012 related to differences between local accounting principles applied by our South Korea joint venture and U.S. GAAP, which were drivers for the decline in net income of equity method investments for the segment. The decline in net income of equity method investments also resulted from losses realized from our Spain joint venture. In addition to the decline in net income of equity method investment, segment profit also declined as a result of investments in personnel and marketing for the Dunkin’ Donuts International business, offset by the increase in total revenues.
Baskin-Robbins U.S.

	Three months ended				Nine months ended
	September 28, 2013	September 29, 2012	Increase (Decrease)		September 28, 2013	September 29, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$7,595	7,381	214	2.9%	$21,151	21,194	(43)	(0.2)%
Franchise fees	305	262	43	16.4%	777	627	150	23.9%
Rental income	802	969	(167)	(17.2)%	2,554	3,036	(482)	(15.9)%
Sales of ice cream products	986	908	78	8.6%	3,034	3,011	23	0.8%
Sales at company-owned restaurants	—	—	—	—	—	157	(157)	(100.0)%
Other revenues	2,211	2,147	64	3.0%	6,484	6,234	250	4.0%
Total revenues	$11,899	11,667	232	2.0%	$34,000	34,259	(259)	(0.8)%
Segment profit	$8,327	8,069	258	3.2%	$22,048	22,386	(338)	(1.5)%
Revenues for Baskin-Robbins U.S. for the three months ended September 28, 2013 increased $0.2 million to $11.9 million due primarily to increased royalty income driven by an increase in systemwide sales, offset by a decline in rental income due to a decline in the number of leased locations. Baskin-Robbins U.S. revenues for the nine months ended September 28, 2013 decreased $0.3 million driven primarily by a decline in rental income of $0.5 million as a result of a decline in the number of leased locations.
Baskin-Robbins U.S. segment profit for the three months ended September 28, 2013 increased $0.3 million primarily as a result of increased revenues. Baskin-Robbins U.S. segment profit for the nine months ended September 28, 2013 decreased $0.3 million primarily as a result of the decline in revenues and incremental advertising contributions, offset by a decrease in occupancy expense for franchised restaurants consistent with the decline in rental income.

Baskin-Robbins International

	Three months ended				Nine months ended
	September 28, 2013	September 29, 2012	Increase (Decrease)		September 28, 2013	September 29, 2012	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,552	2,925	(373)	(12.8)%	$7,408	7,268	140	1.9%
Franchise fees	492	435	57	13.1%	990	978	12	1.2%
Rental income	124	143	(19)	(13.3)%	412	428	(16)	(3.7)%
Sales of ice cream products	29,439	26,210	3,229	12.3%	83,780	75,272	8,508	11.3%
Other revenues	152	(56)	208	n/m	514	58	456	786.2%
Total revenues	$32,759	29,657	3,102	10.5%	$93,104	84,004	9,100	10.8%
Segment profit	$16,795	16,047	748	4.7%	$45,548	35,171	10,377	29.5%
Baskin-Robbins International revenues increased $3.1 million for the three months ended September 28, 2013 primarily as a result of an increase in sales of ice cream products of $3.2 million due primarily to strong sales to the Middle East and an increase in distribution costs billed to customers, offset by a decline in sales of ice cream products to Australia due to timing of shipments. Baskin-Robbins International revenues increased $9.1 million for the nine months ended September 28, 2013, primarily as a result of an increase in sales of ice cream products of $8.5 million, driven primarily by strong sales to the Middle East, sales to our Australian joint venture in conjunction with the Baskin-Robbins Australia sale, and an increase in distribution costs billed to customers.
Baskin-Robbins International segment profit increased $0.7 million for the three months ended September 28, 2013 due primarily to an increase in net margin on ice cream of $2.1 million driven by sales volumes and cost savings from the transition to Dean Foods, offset by transaction costs incurred in connection with the Baskin-Robbins Australia sale.
Baskin-Robbins International segment profit increased $10.4 million for the nine months ended September 28, 2013, respectively, primarily due to the $6.5 million gain recognized on the sale of the Baskin-Robbins Australia business. The increase in segment profit was also the result of an increase in net margin on ice cream of $4.0 million driven by increased sales volumes and cost savings from the transition to Dean Foods, partially offset by Australia inventory write-offs. Also contributing to the increase in segment profit was an increase in net income of equity method investments for the nine month period of $1.3 million driven by an increase in income from our South Korea joint venture partially offset by a decline in income from our Japan joint venture. The increases in segment profit were offset by incremental costs incurred to support the growth of the Baskin-Robbins international segment.
Liquidity and Capital Resources
As of September 28, 2013, we held $209.8 million of cash and cash equivalents, which included $91.1 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund any initiatives from the gift card breakage liability (see note 7 to the consolidated financial statements included herein). In addition, as of September 28, 2013, we had a borrowing capacity of $88.1 million under our $100.0 million revolving credit facility. During the nine months ended September 28, 2013, net cash provided by operating activities was $65.3 million, as compared to net cash provided by operating activities of $57.4 million for the nine months ended September 29, 2012. Net cash provided by operating activities for the nine months ended September 28, 2013 and September 29, 2012 includes decreases of $34.3 million and $43.9 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $86.7 million and $87.0 million of free cash flow during the nine months ended September 28, 2013 and September 29, 2012, respectively. Free cash flow for the nine months ended September 28, 2013 was unfavorably impacted by a delay in cash collections of accounts receivable as a result of a change in shipping terms related to ice cream shipments to certain international markets.
Free cash flow is a non-GAAP measure reflecting net cash provided by operating and investing activities, excluding the impact of changes in cash held for advertising funds and reserved for gift card/certificate programs. The Company uses free cash flow as a key performance measure for the purpose of evaluating performance internally and our ability to generate cash. We also believe free cash flow provides our investors with useful information regarding our historical cash flow results. This non-

GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP. Use of the term free cash flow may differ from similar measures reported by other companies.
Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Nine months ended
	September 28, 2013	September 29, 2012
Net cash provided by operating activities	$65,315	57,430
Plus: Decrease in cash held for advertising funds and reserved for gift card/certificate programs	34,327	43,914
Less: Cash used in investing activities	(12,975)	(14,304)
Free cash flow, excluding cash held for advertising funds and gift card/certificate programs	$86,667	87,040
Net cash provided by operating activities of $65.3 million during the nine months ended September 28, 2013 was primarily driven by net income of $104.4 million, increased by depreciation and amortization of $37.0 million, and dividends received from equity method investments of $7.2 million, offset by $65.7 million of changes in operating assets and liabilities and $17.6 million of other net non-cash reconciling adjustments. The $65.7 million of changes in operating assets and liabilities was primarily driven by the seasonality of our gift card program, the timing of interest and tax payments, and annual incentive compensation payments. During the nine months ended September 28, 2013, we invested $20.9 million in capital additions to property and equipment, and received proceeds from the Australia sale of $7.2 million. Net cash used in financing activities was $95.0 million during the nine months ended September 28, 2013, driven primarily by dividend payments of $60.7 million, repayment of long-term debt of $19.2 million, repurchases of common stock of $17.2 million, and payment of deferred financing and other debt-related costs of $6.2 million in connection with the amendment of our senior credit facility in February 2013, offset by proceeds from the exercise of stock options of $6.3 million.
Our senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes a term loan facility and a revolving credit facility. The aggregate borrowings available under the senior credit facility are approximately $2.00 billion, consisting of a fully-drawn approximately $1.90 billion term loan facility and an undrawn $100.0 million revolving credit facility under which there was $88.1 million in available borrowings and $11.9 million of letters of credit outstanding as of September 28, 2013. In February 2013, we amended the senior credit facility to extend the maturity of the term loan facility and revolving credit facility to February 2020 and February 2018, respectively. Considering the February 2013 amendment to the senior credit facility, principal amortization repayments are required to be made on term loan borrowings equal to approximately $19.0 million per calendar year, payable in quarterly installments through December 2019. The final scheduled principal payment on the outstanding borrowings under the term loan is due in February 2020. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the credit facility), is less than 4.75x, no excess cash flow payments are required. The Company intends to make quarterly payments of $5.0 million.
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
The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense, each of which becomes more restrictive over time. For the third quarter of fiscal year 2013, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 8.00 to 1.00 and a minimum interest coverage ratio of 1.65 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, income taxes, depreciation and amortization and impairment of long-lived assets, as adjusted for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of September 28, 2013, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 4.79 to 1.00 and an interest coverage ratio of 4.76 to 1.00, which were calculated for the twelve months ended September 28, 2013 based upon the adjustments to EBITDA, as provided for under the terms of our senior credit facility.
The following is a reconciliation of our net income to such adjusted EBITDA for the twelve months ended September 28, 2013 (in thousands):

Twelve months ended
September 28, 2013
Net income including noncontrolling interests	$138,605
Interest expense	82,248
Income tax expense	64,155
Depreciation and amortization	50,223
Impairment charges	1,648
EBITDA	336,879
Adjustments:
Non-cash adjustments(a)	12,038
Transaction costs(b)	9
Loss on debt extinguishment and refinancing transactions(c)	5,018
Senior executive transition and severance (d)	1,226
Third-party product volume guarantee	7,500
Gain on sale of joint venture	(6,466)
Other(e)	6,080
Total adjustments	25,405
Adjusted EBITDA	$362,284

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(b)	Represents direct and indirect cost and expenses related to the Company’s secondary offering transactions.

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
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This guidance is effective for the Company in fiscal year 2014 with early adoption permitted. The Company has not adopted this guidance as of September 28, 2013, and does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.
In February 2013, the FASB issued new guidance which requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. This guidance was adopted by the Company in fiscal year 2013. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
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
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 28, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended September 28, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.        Other Information

Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During the third and fourth quarters of 2012, the Company accrued an additional $493 thousand for interest that continues to accrue on the judgment amount. During the nine months ended September 28, 2013, the Company accrued an additional $718 thousand of interest, resulting in an estimated liability of $25.8 million, including the impact of foreign exchange, as of September 28, 2013. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended September 28, 2013 by or on behalf of Dunkin' Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
06/30/2013 - 07/27/2013	10,000	$42.14	10,000	$32,826,095
07/28/2013 - 08/31/2013	100	42.49	100	32,821,846
09/01/2013 - 09/28/2013	200	42.45	200	32,813,356
Total	10,300	$42.14	10,300
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
DUNKIN’ BRANDS GROUP, INC.

Date:	November 6, 2013	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer