Form 10-K
period 2013-12-28
DUNKIN' BRANDS GROUP, INC.
filed 2014-02-20
CIK 1357204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of Dunkin’ Brands Group, Inc. computed by reference to the closing price of the registrant’s common stock on the NASDAQ Global Select Market as of June 29, 2013, was approximately $4.55 billion.
As of February 18, 2014, 106,423,121 shares of common stock of the registrant were outstanding.
____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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

PART I
Item 1. Business.
Our Company
We are one of the world's leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin' Donuts and Baskin-Robbins brands. With more than 18,000 points of distribution in nearly 60 countries, we believe that our portfolio has strong brand awareness in our key markets.
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
We operate our business in four segments: Dunkin' Donuts U.S., Dunkin' Donuts International, Baskin-Robbins International and Baskin-Robbins U.S. In 2013, our Dunkin' Donuts segments generated revenues of $539.5 million, or 77% of our total segment revenues, of which $521.2 million was in the U.S. segment and $18.3 million was in the international segment. In 2013, our Baskin-Robbins segments generated revenues of $162.5 million, of which $120.3 million was in the international segment and $42.2 million was in the U.S. segment. As of December 28, 2013, there were 10,858 Dunkin' Donuts points of distribution, of which 7,677 were in the U.S. and 3,181 were international, and 7,300 Baskin-Robbins points of distribution, of which 4,833 were international and 2,467 were in the U.S. See note 12 to our consolidated financial statements included herein for segment revenues and segment profit for fiscal years 2013, 2012, and 2011.
We generate revenue from five primary sources: (i) royalty income and fees associated with franchised restaurants; (ii) rental income from restaurant properties that we lease or sublease to franchisees; (iii) sales of ice cream products to franchisees in certain international markets; (iv) retail store revenue at our company-owned restaurants, and (v) other income including fees for the licensing of the Dunkin' Donuts brand for products sold in non-franchised outlets (such as retail packaged coffee), the licensing of the rights to manufacture Baskin-Robbins ice cream to a third party for ice cream and related products sold to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees.
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

Our brands
Dunkin' Donuts-U.S.
Dunkin' Donuts is a leading U.S. QSR concept, and is among the QSR market leaders in coffee, donut, bagel, muffin and breakfast sandwich categories. Since the late 1980s, Dunkin' Donuts has transformed itself into a coffee and beverage-based concept, and is the national QSR leader in servings in the hot regular/decaf/flavored coffee category, with sales of over 1 billion servings of coffee annually. From the fiscal year ended August 31, 2003 to the fiscal year ended December 28, 2013, Dunkin' Donuts U.S. systemwide sales have grown at an 8.2% compound annual growth rate. Total U.S. Dunkin' Donuts points of distribution grew from 4,021 at August 31, 2003 to 7,677 as of December 28, 2013. Approximately 84% of these points of distribution are traditional restaurants consisting of end-cap, in-line and stand-alone restaurants, many with drive-thrus, and gas and convenience locations. In addition, we have alternative points of distribution ("APODs"), such as full- or self-service kiosks in grocery stores, hospitals, airports, offices and other smaller-footprint properties. We believe that Dunkin' Donuts continues to have significant growth potential in the U.S. given its strong brand awareness and variety of restaurant formats. For fiscal year 2013, the Dunkin' Donuts franchise system generated U.S. franchisee-reported sales of $6.7 billion, which accounted for approximately 72.4% of our global franchisee-reported sales, and had 7,677 U.S. points of distribution (including more than 3,600 restaurants with drive-thrus) at period end.

Baskin-Robbins-U.S.
Baskin-Robbins is one of the leading QSR chains in the U.S. for servings of hard-serve ice cream and develops and sells a full range of frozen ice cream treats such as cones, cakes, sundaes and frozen beverages. Baskin-Robbins enjoys 90% aided brand awareness in the U.S., and we believe the brand is known for its innovative flavors, popular “Birthday Club” program and ice cream flavor library of over 1,000 different offerings. Additionally, our Baskin-Robbins U.S. segment has experienced comparable store sales growth in each of the last three fiscal years. We believe we can capitalize on the brand's strengths and continue generating renewed excitement for the brand. Baskin-Robbins' “31 flavors,” offering consumers a different flavor for each day of the month, is recognized by ice cream consumers nationwide. For fiscal year 2013, the Baskin-Robbins franchise system generated U.S. franchisee-reported sales of $513 million, which accounted for approximately 5.5% of our global franchisee-reported sales, and had 2,467 U.S. points of distribution at period end.
International operations
Our international business is primarily conducted via joint ventures and country or territorial license arrangements with “master franchisees,” who both operate and sub-franchise the brand within their licensed areas. Increasingly, in certain high potential markets, we are migrating to a model with multiple franchisees in one country, including markets in the United Kingdom, Germany, and China. Our international franchise system, predominantly located across Asia and the Middle East, generated franchisee-reported sales of $2.0 billion for fiscal year 2013, which represented 22.1% of Dunkin' Brands' global franchisee-reported sales. Dunkin' Donuts had 3,181 restaurants in 32 countries (excluding the U.S.), representing $684 million of international franchisee-reported sales for fiscal year 2013, and Baskin-Robbins had 4,833 restaurants in 46 countries (excluding the U.S.), representing approximately $1.4 billion of international franchisee-reported sales for the same period. From August 31, 2003 to December 28, 2013, total international Dunkin' Donuts points of distribution grew from 1,720 to 3,181, and total international Baskin-Robbins points of distribution grew from 2,475 to 4,833. We believe that we have opportunities to continue to grow our Dunkin' Donuts and Baskin-Robbins concepts internationally in new and existing markets through brand and menu differentiation.

Overview of franchising
Franchising is a business arrangement whereby a service organization, the franchisor, grants an operator, the franchisee, a license to sell the franchisor's products and services and use its system and trademarks in a given area, with or without exclusivity. In the context of the restaurant industry, a franchisee pays the franchisor for its concept, strategy, marketing, operating system, training, purchasing power, and brand recognition.
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
Unlike certain other QSR franchise systems, we generally do not guarantee our franchisees' financing obligations. As of December 28, 2013, if all of our outstanding guarantees of franchisee financing obligations came due, we would be liable for $3.0 million. We intend to continue our past practice of limiting our guarantee of financing for franchisees.
Franchise agreement terms
For each franchised restaurant in the U.S., we enter into a franchise agreement covering a standard set of terms and conditions. A prospective franchisee may elect to open either a single-branded distribution point or a multi-branded distribution point. In addition, and depending upon the market, a franchisee may purchase the right to open a franchised restaurant at one or multiple locations (via a store development agreement, or “SDA”). When granting the right to operate a restaurant to a potential franchisee, we will generally evaluate the potential franchisee's prior food-service experience, history in managing profit and loss operations, financial history, and available capital and financing. We also evaluate potential new franchisees based on financial measures, including liquid asset and net worth minimums for each brand.
The typical franchise agreement in the U.S. has a 20-year term. The majority of our franchisees have entered into prime leases with a third-party landlord. The Company is the lessee on certain land leases (the Company leases the land and erects a building) or improved leases (lessor owns the land and building) covering restaurants and other properties. In addition, the Company has leased and subleased land and buildings to other franchisees. When we sublease properties to franchisees, the sublease generally follows the prime lease term. Our leases to franchisees are typically for an overall term of 20 years.

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
We currently require each domestic franchisee's managing owner and designated manager to complete initial and ongoing training programs provided by us, including minimum periods of classroom and on-the-job training. We monitor quality and endeavor to ensure compliance with our standards for restaurant operations through restaurant visits in the U.S. In addition, a formal restaurant review is conducted throughout our domestic operations at least once per year. To complement these procedures, we use “Guest Satisfaction Surveys” in the U.S. to assess customer satisfaction with restaurant operations, such as product quality, restaurant cleanliness, and customer service.
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
Master franchise model and international arrangements
Master franchise arrangements are used on a limited basis domestically (the Baskin-Robbins brand has two “territory” franchise agreements for certain Midwestern and Northwestern markets) but more widely internationally for both the Baskin-Robbins brand and the Dunkin' Donuts brand. In addition, international arrangements include joint venture agreements in Korea (both brands), Spain (Dunkin' Donuts brand), Australia (Baskin-Robbins brands), and Japan (Baskin-Robbins brand), as well as single unit franchises, such as in Canada (both brands). We are increasingly utilizing a multi-franchise system in certain high potential markets, including in the United Kingdom, Germany, and China.
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
The master franchisee is required to pay an upfront initial franchise fee for each developed restaurant and, for the Dunkin' Donuts brand, royalties. For the Baskin-Robbins brand, the master franchisee is typically required to purchase ice cream from Baskin-Robbins or an approved supplier. In most countries, the master franchisee is also required to spend a certain percentage of gross sales on advertising in such foreign country in order to promote the brand. Generally, the master franchise agreement serves as the franchise agreement for the underlying restaurants operating pursuant to such model. Depending on the individual agreement, we may permit the master franchisee to subfranchise within its territory.
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

Franchise fees
In the U.S., once a franchisee is approved, a restaurant site is approved, and a franchise agreement is signed, the franchisee will begin to develop the restaurant. Franchisees pay us an initial franchise fee for the right to operate a restaurant for one or more franchised brands. The franchisee is required to pay all or part of the initial franchise fee upfront upon execution of the franchise agreement, regardless of when the restaurant is actually opened. Initial franchise fees vary by brand, type of development agreement and geographic area of development, but generally range from $25,000 to $100,000, as shown in the table below.

Restaurant type	Initial franchise fee*
Dunkin’ Donuts Single-Branded Restaurant	$ 40,000-90,000
Baskin-Robbins Single-Branded Restaurant	$25,000
Dunkin’ Donuts/Baskin-Robbins Multi-Branded Restaurant	$ 50,000-100,000

*	Fees effective as of January 1, 2014 and excludes alternative points of distribution
In addition to the payment of initial franchise fees, our U.S. Dunkin' Donuts brand franchisees, U.S. Baskin-Robbins brand franchisees, and our international Dunkin' Donuts brand franchisees pay us royalties on a percentage of the gross sales made from each restaurant. In the U.S., the majority of our franchise agreement renewals and the vast majority of our new franchise agreements require our franchisees to pay us a royalty of 5.9% of gross sales. During 2013, our effective royalty rate in the Dunkin' Donuts U.S. segment was approximately 5.4% and in the Baskin-Robbins U.S. segment was approximately 5.0%. The arrangements for Dunkin' Donuts in the majority of our international markets require royalty payments to us of 5.0% of gross sales. However, many of our larger international partners, including our Korean joint venture partner, have agreements at a lower rate, resulting in an effective royalty rate in the Dunkin' Donuts international segment in 2013 of approximately 2.1%. We typically collect royalty payments on a weekly basis from our domestic franchisees. For the Baskin-Robbins brand in international markets, we do not generally receive royalty payments from our franchisees; instead we earn revenue from such franchisees as a result of our sale of ice cream products to them, and in 2013 our effective royalty rate in this segment was approximately 0.7%. In certain instances, we supplement and modify certain SDAs, and franchise agreements entered into pursuant to such SDAs, for restaurants located in certain new or developing markets, by (i) reducing the royalties for a specified period of the term of the franchise agreements depending on the details related to each specific incentive program; (ii) reimbursing the franchisee for certain local marketing activities in excess of the minimum required; and (iii) providing certain development incentives. To qualify for any or all of these incentives, the franchisee must meet certain requirements, each of which are set forth in an addendum to the SDA and the franchise agreement. We believe these incentives will lead to accelerated development in our less mature markets.
Franchisees in the U.S. also pay advertising fees to the brand-specific advertising funds administered by us. Franchisees make weekly contributions, generally 5% of gross sales, to the advertising funds. Franchisees may elect to increase the contribution to support general brand-building efforts or specific initiatives. In the first quarter of 2013, the Baskin-Robbins franchisees voted to increase the advertising fee contribution rate from 5.0% to 5.25% for a twelve month period beginning in May 2013. The advertising funds for the U.S., which received $356.1 million in contributions from franchisees in fiscal year 2013, are almost exclusively franchisee-funded and cover all expenses related to marketing, research and development, innovation, advertising and promotion, including market research, production, advertising costs, public relations, and sales promotions. We use no more than 20% of the advertising funds to cover the administrative expenses of the advertising funds and for other strategic initiatives designed to increase sales and to enhance the reputation of the brands. As the administrator of the advertising funds, we determine the content and placement of advertising, which is done through print, radio, television, online, billboards, sponsorships, and other media, all of which is sourced by agencies. Under certain circumstances, franchisees are permitted to conduct their own local advertising, but must obtain our prior approval of content and promotional plans.

Other franchise related fees
We lease and sublease properties to franchisees in the U.S. and in Canada, generating net rental fees when the cost charged to the franchisee exceeds the cost charged to us. For fiscal year 2013, we generated 13.5%, or $96.1 million, of our total revenue from rental fees from franchisees and incurred related occupancy expenses of $52.1 million.
We also receive a license fee from Dean Foods Co. (“Dean Foods”) as part of an arrangement whereby Dean Foods manufactures and distributes ice cream products to Baskin-Robbins franchisees in the U.S. In connection with this agreement, Dunkin' Brands receives a license fee based on total gallons of ice cream sold. For fiscal year 2013, we generated 1.0%, or $7.0 million, of our total revenue from license fees from Dean Foods.
We distribute ice cream products to Baskin-Robbins franchisees who operate Baskin-Robbins restaurants located in certain foreign countries and receive revenue associated with those sales. For fiscal year 2013, we generated 15.7%, or $112.3 million, of our total revenue from the sale of ice cream products to franchisees in certain foreign countries.
Other revenue sources include online training fees, licensing fees earned from the sale of retail packaged coffee, net refranchising gains, and other one-time fees such as transfer fees and late fees. For fiscal year 2013, we generated 2.7%, or $19.5 million, of our total revenue from these other sources.

International operations
Our international business is organized by brand and by country and/or region. Operations are primarily conducted through master franchise agreements with local operators. In certain instances, the master franchisee may have the right to sub-franchise. In addition, we have joint ventures with a local, publicly-traded company in Japan, and with local companies in Australia for the Baskin-Robbins brand, in Spain for the Dunkin' Donuts brand, and in South Korea for both the Dunkin' Donuts and Baskin-Robbins brands. By teaming with local operators, we believe we are better able to adapt our concepts to local business practices and consumer preferences. We have had an international presence since 1961 when the first Dunkin' Donuts restaurant opened in Canada. As of December 28, 2013, there were 4,833 Baskin-Robbins restaurants in 46 countries outside the U.S. and 3,181 Dunkin' Donuts restaurants in 32 countries outside the U.S. Baskin-Robbins points of distribution represent the majority of our international presence and accounted for 67% of international franchisee-reported sales and 87% of our international revenues for fiscal year 2013.
Our key markets for both brands are predominantly based in Asia and the Middle East, which accounted for approximately 71.8% and 15.4%, respectively, of international franchisee-reported sales for fiscal year 2013. For fiscal year 2013, $2.0 billion of total franchisee-reported sales were generated by restaurants located in international markets, which represented 22.1% of total franchisee-reported sales, with the Dunkin' Donuts brand accounting for $684 million and the Baskin-Robbins brand accounting for $1.4 billion of our international franchisee-reported sales. For the same period, our revenues from international operations totaled $138.6 million, with the Baskin-Robbins brand generating approximately 87% of such revenues.
Overview of key markets
As of December 28, 2013, the top foreign countries and regions in which the Dunkin' Donuts brand and/or the Baskin-Robbins brand operated were:

Country	Type	Franchised brand(s)	Number of restaurants
South Korea	Joint Venture	Dunkin’ Donuts	902
		Baskin-Robbins	1,065
Japan	Joint Venture	Baskin-Robbins	1,157
Middle East	Master Franchise Agreements	Dunkin’ Donuts	338
		Baskin-Robbins	706

South Korea
Restaurants in South Korea accounted for approximately 38% of total franchisee-reported sales from international operations for fiscal year 2013. Baskin-Robbins accounted for 61% of such sales. In South Korea, we conduct business through a 33.3% ownership stake in a combination Dunkin' Donuts brand/Baskin-Robbins brand joint venture, with South Korean shareholders owning the remaining 66.7% of the joint venture. The joint venture acts as the master franchisee for South Korea, sub-franchising the Dunkin' Donuts and Baskin-Robbins brands to franchisees. The joint venture also manufactures and supplies the franchisees operating restaurants located in South Korea with ice cream, donuts and coffee products.
Japan
Restaurants in Japan accounted for approximately 22% of total franchisee-reported sales from international operations for fiscal year 2013, 100% of which came from Baskin-Robbins. We conduct business in Japan through a 43.3% ownership stake in a Baskin-Robbins brand joint venture. Our partner also owns a 43.3% interest in the joint venture, with the remaining 13.4% owned by public shareholders. The joint venture manufactures and sells ice cream to franchisees operating restaurants in Japan and acts as master franchisee for the country.
Middle East
The Middle East represents another key region for us. Restaurants in the Middle East accounted for approximately 15% of total franchisee-reported sales from international operations for fiscal year 2013. Baskin-Robbins accounted for approximately 76% of such sales. We conduct operations in the Middle East through master franchise arrangements.
Industry overview
According to The NPD Group/CREST® (“CREST®”), the QSR segment of the U.S. restaurant industry accounted for approximately $255 billion of the total $423 billion restaurant industry sales in the US for the twelve months ended December 2013. The U.S. restaurant industry is generally categorized into segments by price point ranges, the types of food and beverages offered, and service available to consumers. QSR is a restaurant format characterized by counter or drive-thru ordering and limited, or no, table service. QSRs generally seek to capitalize on consumer desires for quality and convenient food at economical prices. Technomic Information Services (“Technomic”) reports that, in 2012, QSRs comprised seven of the top ten chain restaurants by U.S. systemwide sales and nine of the top ten chain restaurants by number of units.
Our Dunkin' Donuts brand competes in the QSR segment categories and subcategories that include coffee, donuts, muffins, bagels, and breakfast sandwiches. In addition, in the U.S., our Dunkin' Donuts brand has historically focused on the breakfast daypart, which we define to include the portion of each day from 5:00 a.m. until 11:00 a.m. While, according to The NPD Group/CREST® (“CREST®”) data, the compound annual growth rate for total QSR daypart visits in the U.S. has been flat over the five-year period ended December 2013, the compound annual growth rate for QSR visits in the U.S. during the breakfast daypart averaged 1% over the same five-year period. There can be no assurance that such growth rates will be sustained in the future.
For the twelve months ended December 2013, there were sales of nearly 7.7 billion restaurant servings of coffee in the U.S., 82% of which were attributable to the QSR segment, according to CREST® data. Over the years, our Dunkin' Donuts brand has evolved into a predominantly coffee-based concept, with approximately 57% of Dunkin' Donuts' U.S. franchisee-reported sales for fiscal year 2013 generated from coffee and other beverages. We believe QSRs, including Dunkin' Donuts, are positioned to capture additional coffee market share through an increased focus on coffee offerings.
Our Baskin-Robbins brand competes primarily in QSR segment categories and subcategories that include hard-serve ice cream as well as those that include soft serve ice cream, frozen yogurt, shakes, malts, and floats. While both of our brands compete internationally, over 65% of Baskin-Robbins restaurants are located outside of the U.S. and represent the majority of our total international sales and points of distribution.
Competition
We compete primarily in the QSR segment of the restaurant industry and face significant competition from a wide variety of restaurants, convenience stores, and other outlets that provide consumers with coffee, baked goods, sandwiches, and ice cream on an international, national, regional, and local level. We believe that we compete based on, among other things, product quality, restaurant concept, service, convenience, value perception, and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings, particularly during the breakfast daypart, and open new units. Although new competitors may emerge at any time due to the low barriers to entry, our competitors include: 7-Eleven, Burger King, Cold Stone Creamery, Cumberland Farms, Dairy Queen, McDonald's, Panera Bread, Quick Trip, Starbucks, Subway, Tim Hortons, WaWa, and Wendy's, among others. Additionally, we compete with QSRs, specialty restaurants, and other retail concepts for prime restaurant locations and qualified franchisees.
Licensing
We derive licensing revenue from agreements with Dean Foods for domestic ice cream sales, with The J.M. Smucker Co. (“Smuckers”) for the sale of packaged coffee in non-franchised outlets (primarily grocery retail) as well as from other licensees. Dean Foods manufactures and sells ice cream to U.S. Baskin-Robbins brand franchisees and pays us a royalty on each gallon sold. The Dunkin' Donuts branded 12 oz. original blend coffee, which is distributed by Smuckers, is the #1 stock-keeping unit nationally in the premium coffee category. According to Nielsen, for the 52 weeks ending December 28, 2013, sales of our 12 oz. original blend, as expressed in total equivalent units and dollar sales, were double that of the next closest competitor.

Marketing
We coordinate domestic advertising and marketing at the national and local levels. The goals of our marketing strategy include driving comparable store sales and brand differentiation, increasing our total coffee and beverage sales, protecting and growing our morning daypart sales, and growing our afternoon daypart sales. Generally, our domestic franchisees contribute 5% of weekly gross retail sales to fund brand specific advertising funds. The funds are used for various national and local advertising campaigns including print, radio, television, online, mobile, loyalty, billboards, and sponsorships. Over the past ten years, our U.S. franchisees have invested approximately $2.3 billion on advertising to increase brand awareness and restaurant performance across both brands. Additionally, we have various pricing strategies, so that our products appeal to a broad range of customers. In August 2012, we launched the Dunkin' Donuts mobile application for payment and gifting, which built the foundation for one-to-one marketing with our customers. In January 2014, we launched a new DD Perks® Rewards loyalty program nationally, which is fully integrated with the Dunkin' Donuts mobile application and allows us to engage our customers in these one-to-one marketing interactions. As of December 28, 2013, our mobile application had over five million downloads.

The supply chain
Domestic
We do not typically supply products to our domestic franchisees. With the exception of licensing fees paid by Dean Foods on domestic ice cream sales, we do not typically derive revenues from product distribution. Our franchisees' suppliers include Rich Products Corp., Dean Foods Co., The Coca-Cola Company, and Green Mountain Coffee Roasters, Inc. In addition, our franchisees' primary coffee roasters currently are New England Tea & Coffee Co., Inc., Mother Parkers Tea & Coffee Inc., S&D Coffee, Inc., and Massimo Zanetti Beverage USA, Inc., and their primary donut mix suppliers currently are General Mills, Inc., Harlan Foods, and Aryzta. Our franchisees also purchase donut mix from CSM Bakery Products NA, Inc. and EFCO Products, Inc. We periodically review our relationships with licensees and approved suppliers and evaluate whether those relationships continue to be on competitive or advantageous terms for us and our franchisees.
Purchasing
Purchasing for the Dunkin' Donuts brand is facilitated by National DCP, LLC (the “NDCP”), which is a Delaware limited liability company operated as a cooperative owned by its franchisee members. The NDCP is managed by a staff of supply chain professionals who report directly to the NDCP's executive management team, members of which in turn report directly to the NDCP's board of directors. The NDCP has over 1,100 employees including executive leadership, sourcing professionals, warehouse staff, and drivers. The NDCP board of directors has eight franchisee members. In addition, the Senior Vice President, Chief Supply Officer from Dunkin' Brands, Inc. is a voting member of the NDCP board. The NDCP engages in purchasing, warehousing, and distribution of food and supplies on behalf of participating restaurants and some international markets. The NDCP program provides franchisee members nationwide the benefits of scale while fostering consistent product quality across the Dunkin' Donuts brand. We do not control the NDCP and have only limited contractual rights associated with managing that franchisee-owned purchasing and distribution cooperative.
Manufacturing of Dunkin' Donuts bakery goods
Centralized production is another element of our supply chain that is designed to support growth for the Dunkin' Donuts brand. Centralized manufacturing locations ("CMLs") are franchisee-owned and -operated facilities for the centralized production of donuts and bakery goods. The CMLs deliver freshly baked products to Dunkin' Donuts restaurants on a daily basis and are designed to provide consistent quality products while simplifying restaurant-level operations. As of December 28, 2013, there were 114 CMLs (of varying size and capacity) in the U.S. CMLs are an important part of franchise economics, and we believe the brand is supportive of profit building initiatives as well as protecting brand quality standards and consistency.

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

Baskin-Robbins
The Baskin-Robbins manufacturing network is comprised of nine facilities, none of which are owned or operated by us, that supply our international markets with ice cream products. We utilize a facility owned by Dean Foods to produce ice cream products which we purchase and distribute to many of our international markets. Certain international franchisees rely on third party-owned facilities to supply ice cream products to them, including facilities in Ireland and Canada. The Baskin-Robbins brand restaurants in India and Russia are supported by master franchisee-owned facilities in those respective countries while the restaurants in Japan and South Korea are supported by the joint venture-owned facilities located within each country.
Research and development
New product innovation is a critical component of our success. We believe the development of successful new products for each brand attracts new customers, increases comparable store sales, and allows franchisees to expand into other dayparts. New product research and development is located in a state-of-the-art facility at our headquarters in Canton, Massachusetts. The facility includes a sensory lab, a quality assurance lab and a demonstration test kitchen. We rely on our internal culinary team, which uses consumer research, to develop and test new products.

Operational support
Substantially all of our executive management, finance, marketing, legal, technology, human resources, and operations support functions are conducted from our global headquarters in Canton, Massachusetts. In the U.S. and Canada, our franchise operations for both brands are organized into regions, each of which is headed by a regional vice president and directors of operations supported by field personnel who interact directly with the franchisees. Our international businesses, excluding Canada, are organized by brand, and each brand has dedicated marketing and restaurant operations support teams. These teams, which are organized by geographic regions, work with our master licensees and joint venture partners to improve restaurant operations and restaurant-level economics. Management of a franchise restaurant is the responsibility of the franchisee, who is trained in our techniques and is responsible for ensuring that the day-to-day operations of the restaurant are in compliance with our operating standards. We have implemented a computer-based disaster recovery program to address the possibility that a natural (or other form of) disaster may impact the information technology systems located at our Canton, Massachusetts headquarters.
Regulatory matters
Domestic
We and our franchisees are subject to various federal, state, and local laws affecting the operation of our respective businesses, including various health, sanitation, fire, and safety standards. In some jurisdictions our restaurants are required by law to display nutritional information about our products. Each restaurant is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building, and fire agencies in the jurisdiction in which the restaurant is located. Franchisee-owned NDCP and CMLs are licensed and subject to similar regulations by federal, state, and local governments.
We and our franchisees are also subject to the Fair Labor Standards Act and various other laws governing such matters as minimum wage requirements, overtime and other working conditions, and citizenship requirements. A significant number of food-service personnel employed by franchisees are paid at rates related to the federal minimum wage.
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

International
Internationally, we and our franchisees are subject to national and local laws and regulations that often are similar to those affecting us and our franchisees in the U.S., including laws and regulations concerning franchises, labor, health, sanitation, and safety. International Baskin-Robbins brand and Dunkin' Donuts brand restaurants are also often subject to tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment. We believe that the international disclosure statements, franchise offering documents, and franchising procedures for our Baskin-Robbins brand and Dunkin' Donuts brand comply in all material respects with the laws of the applicable countries.

Environmental
Our operations, including the selection and development of the properties we lease and sublease to our franchisees and any construction or improvements we make at those locations, are subject to a variety of federal, state, and local laws and regulations, including environmental, zoning, and land use requirements. Our properties are sometimes located in developed commercial or industrial areas and might previously have been occupied by more environmentally significant operations, such as gasoline stations and dry cleaners. Environmental laws sometimes require owners or operators of contaminated property to remediate that property, regardless of fault. While we have been required to, and are continuing to, clean up contamination at a limited number of our locations, we have no known material environmental liabilities.
Employees
As of December 28, 2013, excluding employees at our company-owned restaurants, we employed 1,144 people, 1,103 of whom were based in the U.S. and 41 of whom were based in other countries. Of our domestic employees, 480 worked in the field and 623 worked at our corporate headquarters or our satellite office in California. Of these employees, 181, who are almost exclusively in marketing positions, were paid by certain of our advertising funds. None of our employees are represented by a labor union, and we believe our relationships with our employees are healthy.
Our franchisees are independent business owners, so they and their employees are not included in our employee count.
Additional Information
The Company makes available, free of charge, through its internet website www.dunkinbrands.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. You may read and copy any materials filed with the Securities and Exchange Commission at the Securities and Exchange Commission's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

Item 1A.	Risk Factors.
Risks related to our business and industry
Our financial results are affected by the operating results of our franchisees.
We receive a substantial majority of our revenues in the form of royalties, which are generally based on a percentage of gross sales at franchised restaurants, rent, and other fees from franchisees. Accordingly, our financial results are to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate and our royalty, rent, and other revenues may decline and our accounts receivable and related allowance for doubtful accounts may increase. In addition, if our franchisees fail to renew their franchise agreements, our royalty revenues may decrease which in turn could materially and adversely affect our business and operating results.
Our franchisees could take actions that could harm our business.
Our franchisees are contractually obligated to operate their restaurants in accordance with the operations, safety, and health standards set forth in our agreements with them. However, franchisees are independent third parties whom we do not control. The franchisees own, operate, and oversee the daily operations of their restaurants. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with required standards, franchise fees paid to us and royalty income will be adversely affected and brand image and reputation could be harmed, which in turn could materially and adversely affect our business and operating results.
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, active and/or potential disputes with franchisees could damage our brand reputation and/or our relationships with the broader franchisee group.
Sub-franchisees could take actions that could harm our business and that of our master franchisees.
In certain of our international markets, we enter into agreements with master franchisees that permit the master franchisee to develop and operate restaurants in defined geographic areas. As permitted by our master franchisee agreements, certain master franchisees elect to sub-franchise rights to develop and operate restaurants in the geographic area covered by the master franchisee agreement. Our master franchisee agreements contractually obligate our master franchisees to operate their restaurants in accordance with specified operations, safety, and health standards and also require that any sub-franchise agreement contain similar requirements. However, we are not party to the agreements with the sub-franchisees and, as a result, are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee. If sub-franchisees do not successfully operate their restaurants in a manner consistent with required standards, franchise fees and royalty income paid to the applicable master franchisee and, ultimately, to us could be adversely affected and our brand image and reputation may be harmed, which could materially and adversely affect our business and operating results.

Our success depends substantially on the value of our brands.
Our success is dependent in large part upon our ability to maintain and enhance the value of our brands, our customers' connection to our brands and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies, our development efforts in domestic and foreign markets, or the ordinary course of our, or our franchisees', business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brands, such as actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare, or otherwise; litigation and claims; security breaches or other fraudulent activities associated with our electronic payment systems; and illegal activity targeted at us or others. Consumer demand for our products and our brands' value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower sales and, ultimately, lower royalty income, which in turn could materially and adversely affect our business and operating results.
The quick service restaurant segment is highly competitive, and competition could lower our revenues.
The QSR segment of the restaurant industry is intensely competitive. The beverage and food products sold by our franchisees compete directly against products sold at other QSRs, local and regional beverage and food operations, specialty beverage and food retailers, supermarkets, and wholesale suppliers, many bearing recognized brand names and having significant customer loyalty. In addition to the prevailing baseline level of competition, major market players in noncompeting industries may choose to enter the restaurant industry. Key competitive factors include the number and location of restaurants, quality and speed of service, attractiveness of facilities, effectiveness of advertising, marketing, and operational programs, price, demographic patterns and trends, consumer preferences and spending patterns, menu diversification, health or dietary preferences and perceptions, and new product development. Some of our competitors have substantially greater financial and other resources than us, which may provide them with a competitive advantage. In addition, we compete within the restaurant industry and the QSR segment not only for customers but also for qualified franchisees. We cannot guarantee the retention of any, including the top-performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber, which could materially and adversely affect our business and operating results. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, the loss of market share, and the inability to attract, or loss of, qualified franchisees, which could result in lower franchise fees and royalty income, and materially and adversely affect our business and operating results.
If we or our franchisees or licensees are unable to protect our customers' credit card data and other personal information, we or our franchisees could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.
Privacy protection is increasingly demanding and the use of electronic payment methods and collection of other personal information exposes us and our franchisees to increased risk of privacy and/or security breaches as well as other risks. In connection with credit card transactions in-store and online, we and our franchisees collect and transmit confidential credit card information by way of secure private retail networks. Additionally, we collect and store personal information from individuals, including our customers, franchisees, and employees. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmitting, and storing confidential information. Further, the systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment at risk, are determined and controlled by the payment card industry, not by us. In addition, our franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Third parties may have the technology or know-how to breach the security of the personal information collected, stored, or transmitted by us or our franchisees, and our franchisees' and our security measures, as well as those of our technology vendors, may not effectively prohibit others from obtaining improper access to this information. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of such a breach. If a person is able to circumvent our data security measures or that of third parties with whom we do business, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, liability, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.
We cannot predict the impact that the following may have on our business: (i) new or improved technologies, (ii) alternative methods of delivery, or (iii) changes in consumer behavior facilitated by these technologies and alternative methods of delivery.
Advances in technologies or alternative methods of delivery, including advances in vending machine technology and home coffee makers, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources than us, may be able to benefit from changes in technologies or consumer acceptance of alternative methods of delivery, which could harm our competitive position. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery, or to effectively adjust our product mix, service offerings, and marketing and merchandising initiatives for products and services that address, and anticipate advances in, technology and market trends. If we are not able to successfully respond to these challenges, our business, financial condition, and operating results could be harmed.
Economic conditions adversely affecting consumer discretionary spending may negatively impact our business and operating results.
We believe that our franchisees' sales, customer traffic, and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, and the availability of discretionary income. Negative consumer sentiment in the wake of the economic downturn has been widely reported over the past five years and may continue in 2014. Our franchisees' sales are dependent upon discretionary spending by consumers; any reduction in sales at franchised restaurants will result in lower royalty payments from franchisees to us and adversely impact our profitability. If the economic downturn continues for a prolonged period of time or becomes more pervasive, our business and results of operations could be materially and adversely affected. In addition, the pace of new restaurant openings may be slowed and restaurants may be forced to close, reducing the restaurant base from which we derive royalty income. As long as the weak economic environment continues, our franchisees' sales and profitability and our overall business and operating results could be adversely affected.
Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness. As of December 28, 2013, we had total indebtedness of approximately $1.8 billion, excluding $3.0 million of undrawn letters of credit and $97.0 million of unused commitments under our senior credit facility.
Subject to the limits contained in the credit agreement governing our senior credit facility and our other debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments, or acquisitions, or for other purposes. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could have important consequences, including:

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions, or other general corporate requirements;

•
requiring a substantial portion of our cash flow to be dedicate to debt service payments instead of other purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, and other general corporate purposes;

•	increasing our vulnerability to adverse changes in general economic, industry, and competitive conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the senior credit facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and

•	increasing our costs of borrowing.
Our variable rate debt exposes us to interest rate risk which could adversely affect our cash flow.
The borrowings under our senior credit facility bear interest at variable rates. Other debt we incur also could be variable rate debt. If market interest rates increase, variable rate debt will create higher debt service requirements, which could adversely affect our cash flow. Although we have variable-to-fixed interest rate swap agreements to hedge the floating interest rate on $900.0 million notional amount of our outstanding term loan borrowings to limit our exposure to higher interest rates, they do not offer complete protection from this risk given the total amount of our outstanding variable rate indebtedness.
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
The credit agreement governing our senior credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur certain liens;

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	prepay, redeem, or repurchase certain debt;

•	make investments, loans, advances, and acquisition;

•	sell or otherwise dispose of assets, including capital stock of our subsidiaries;

•	enter into transactions with affiliates;

•	alter the business we conduct;

•	enter into agreements restricting our subsidiaries' ability to pay dividends; and

•	consolidate, merge, or sell all or substantially all of our assets.
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
Infringement, misappropriation, or dilution of our intellectual property could harm our business.
We regard our Dunkin' Donuts® and Baskin-Robbins® trademarks as having significant value and as being important factors in the marketing of our brands. We have also obtained trademark protection for several of our product offerings and advertising slogans, including “America Runs on Dunkin' ® ” and “What are you Drinkin'? ® ”. We believe that these and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, patent, trademark, and other laws, such as trade secret and unfair competition laws, to protect our intellectual property from infringement, misappropriation, or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the U.S. and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries. Although we monitor trademark portfolios both internally and through external search agents and impose an obligation on franchisees to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce, and protect our trademarks or other intellectual property rights. We are aware of names and marks similar to our service marks being used by other persons in certain geographic areas in which we have restaurants. Although we believe such uses will not adversely affect us, further or currently unknown unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our brands and may adversely affect our business. Effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant. Failure to adequately protect our intellectual property rights could damage our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trade secrets and other intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants, and suppliers may breach their contractual obligations not to reveal our confidential information, including trade secrets. Although we have taken measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that third parties will not independently develop products or concepts that are substantially similar to ours. Despite our efforts, it may be possible for third-parties to reverse-engineer, otherwise obtain, copy, and use information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices, and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results.
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
The restaurant industry is affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid donuts and other products we offer in favor of foods that are perceived as more healthy, our franchisees' sales would suffer, resulting in lower royalty payments to us, and our business and operating results would be harmed.
If we fail to successfully implement our growth strategy, which includes opening new domestic and international restaurants, our ability to increase our revenues and operating profits could be adversely affected.
Our growth strategy relies in part upon new restaurant development by existing and new franchisees. We and our franchisees face many challenges in opening new restaurants, including:

•	availability of financing;

•	selection and availability of suitable restaurant locations;

•	competition for restaurant sites;

•	negotiation of acceptable lease and financing terms;

•	securing required domestic or foreign governmental permits and approvals;

•	consumer tastes in new geographic regions and acceptance of our products;

•	employment and training of qualified personnel;

•	impact of inclement weather, natural disasters, and other acts of nature; and

•	general economic and business conditions.
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
Coffee and other commodity prices are subject to substantial price fluctuations, stemming from variations in weather patterns, shifting political or economic conditions in coffee-producing countries, and delays in the supply chain. If commodity prices rise, franchisees may experience reduced sales, due to decreased consumer demand at retail prices that have been raised to offset increased commodity prices, which may reduce franchisee profitability. Any such decline in franchisee sales will reduce our royalty income, which in turn may materially and adversely affect our business and operating results.

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
If coffee consumption continues to increase worldwide or there is a disruption in the supply of coffee due to natural disasters, political unrest, or other calamities, the global coffee supply may fail to meet demand. If coffee demand is not met, franchisees may experience reduced sales which, in turn, would reduce our royalty income. Such a reduction in our royalty income may materially and adversely affect our business and operating results.
We and our franchisees rely on computer systems to process transactions and manage our business, and a disruption or a failure of such systems or technology could harm our ability to effectively manage our business.
Network and information technology systems are integral to our business. We utilize various computer systems, including our FAST System and our EFTPay System, which are customized, web-based systems. The FAST System is the system by which our U.S. and Canadian franchisees report their weekly sales and pay their corresponding royalty fees and required advertising fund contributions. When sales are reported by a U.S. or Canadian franchisee, a withdrawal for the authorized amount is initiated from the franchisee's bank after 12 days (from the week ending or month ending date). The FAST System is critical to our ability to accurately track sales and compute royalties due from our U.S. and Canadian franchisees. The EFTPay System is used by our U.S. and Canadian franchisees to make payments against open, non-fee invoices (i.e., all invoices except royalty and advertising funds). When a franchisee selects an invoice and submits the payment, on the following day a withdrawal for the selected amount is initiated from the franchisee's bank. Despite the implementation of security measures, our systems, including the FAST System and the EFTPay System, are subject to damage and/or interruption as a result of power outages, computer and network failures, computer viruses and other disruptive software, security breaches, catastrophic events, and improper usage by employees. Such events could result in a material disruption in operations, a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations.
Interruptions in the supply of product to franchisees and licensees could adversely affect our revenues.
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved in advance. In this regard, we and our franchisees depend on a group of suppliers for ingredients, foodstuffs, beverages, and disposable serving instruments including, but not limited to, Rich Products Corp., Dean Foods Co., The Coca-Cola Company, and Silver Pail Dairy, Ltd. as well as four primary coffee roasters and three primary donut mix suppliers. In 2013, we and our franchisees purchased products from over 400 approved domestic suppliers, with approximately 12 of such suppliers providing half, based on dollar volume, of all products purchased domestically. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place to ensure continuity of supply. In addition we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees' supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items.
The Dunkin' Donuts system is supported domestically by the franchisee-owned purchasing and distribution cooperative known as the National Distributor Commitment Program. We have a long-term agreement with the National DCP, LLC (the “NDCP”) for the NDCP to provide substantially all of the goods needed to operate a Dunkin' Donuts restaurant in the U.S. The NDCP also supplies some international markets. The NDCP aggregates the franchisee demand, sends requests for proposals to approved suppliers, and negotiates contracts for approved items. The NDCP also inventories the items in its seven regional distribution centers and ships products to franchisees at least one time per week. We do not control the NDCP and have only limited contractual rights under our agreement with the NDCP associated with supplier certification and quality assurance and protection of our intellectual property. While the NDCP maintains contingency plans with its approved suppliers and has a contingency plan for its own distribution function to restaurants, our franchisees bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier (including those of the International JVs) including, but not limited to, risks associated with contamination to food and beverage products. We have little control over such suppliers. Disruptions in these relationships may reduce franchisee sales and, in turn, our royalty income.
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
Pursuant to the terms of certain prime leases we have entered into with third-party landlords, we may be required to construct or improve a property, pay taxes, maintain insurance, and comply with building codes and other applicable laws. The subleases we enter into with franchisees related to such properties typically pass through such obligations, but if a franchisee fails to perform the obligations passed through to them, we will be required to perform those obligations, resulting in an increase in our leasing and operational costs and expenses. Additionally, in some locations, we may pay more rent and other amounts to third-party landlords under a prime lease than we receive from the franchisee who subleases such property. Typically, our franchisees' rent is based in part on a percentage of gross sales at the restaurant, so a downturn in gross sales would negatively affect the level of the payments we receive.
If the international markets in which we compete are affected by changes in political, social, legal, economic, or other factors, our business and operating results may be materially and adversely affected.
As of December 28, 2013, we had 8,014 international restaurants located in 54 foreign countries. The international operations of our franchisees may subject us to additional risks, which differ in each country in which our franchisees operate, and such risks may negatively affect our result in a delay in or loss of royalty income to us.

The factors impacting the international markets in which restaurants are located may include:

•	recessionary or expansive trends in international markets;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we or the International JVs operate;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	availability of credit for our franchisees, licensees, and International JVs to finance the development of new restaurants;

•	increases in the taxes paid and other changes in applicable tax laws;

•	legal and regulatory changes and the burdens and costs of local operators' compliance with a variety of laws, including trade restrictions and tariffs;

•	interruption of the supply of product;

•	increases in anti-American sentiment and the identification of the Dunkin' Donuts brand and Baskin-Robbins brand as American brands;

•	political and economic instability; and

•	natural disasters and other calamities.
Any or all of these factors may reduce distributions from our International JVs or other international partners and/or royalty income, which in turn may materially and adversely impact our business and operating results.
Termination of an arrangement with a master franchisee could adversely impact our revenues.
Internationally, and in limited cases domestically, we enter into relationships with “master franchisees” to develop and operate restaurants in defined geographic areas. Master franchisees are granted exclusivity rights with respect to larger territories than the typical franchisee, and in particular cases, expansion after minimum requirements are met is subject to the discretion of the master franchisee. In fiscal years 2013, 2012, and 2011, we derived approximately 15.7%, 13.7%, and 15.1%, respectively, of our total revenues from master franchisee arrangements. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay of the development of franchised restaurants, or an interruption in the operation of one of our brands in a particular market or markets. Any such delay or interruption would result in a delay in, or loss of, royalty income to us whether by way of delayed royalty income or delayed revenues from the sale of ice cream products by us to franchisees internationally, or reduced sales. Any interruption in operations due to the termination of an arrangement with a master franchisee similarly could result in lower revenues for us, particularly if we were to determine to close restaurants following the termination of an arrangement with a master franchisee.
Fluctuations in exchange rates affect our revenues.
We are subject to inherent risks attributed to operating in a global economy. Most of our revenues, costs, and debts are denominated in U.S. dollars. However, sales made by franchisees outside of the U.S. are denominated in the currency of the country in which the point of distribution is located, and this currency could become less valuable prior to calculation of our royalty payments in U.S. dollars as a result of exchange rate fluctuations. As a result, currency fluctuations could reduce our royalty income. Unfavorable currency fluctuations could result in a reduction in our revenues. Income we earn from our joint ventures is also subject to currency fluctuations. These currency fluctuations affecting our revenues and costs could adversely affect our business and operating results.
Adverse public or medical opinions about the health effects of consuming our products, as well as reports of incidents involving food-borne illnesses or food tampering, whether or not accurate, could harm our brands and our business.
Some of our products contain caffeine, dairy products, sugar, and other active compounds, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar, and other active compounds can lead to a variety of adverse health effects. There has also been greater public awareness that sedentary lifestyles, combined with excessive consumption of high-calorie foods, have led to a rapidly rising rate of obesity. In the U.S. and certain other countries, there is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While we offer some healthier beverage and food items, including reduced fat items, an unfavorable report on the health effects of caffeine or other compounds present in our products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for our beverages and food products. Similarly, instances or reports, whether true or not, of unclean water supply, food-borne illnesses, and food tampering have in the past severely injured the reputations of companies in the food processing, grocery, and QSR segments and could in the future affect us as well. Any report linking us or our franchisees to the use of unclean water, food-borne illnesses, or food tampering could damage our brands' value immediately, severely hurt sales of beverages and food products, and possibly lead to product liability claims. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the foodservice or restaurant industry, adversely affect our sales on a regional or global basis. A decrease in customer traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands and our business.
We may not be able to enforce payment of fees under certain of our franchise arrangements.
In certain limited instances, a franchisee may be operating a restaurant pursuant to an unwritten franchise arrangement. Such circumstances may arise where a franchisee arrangement has expired and new or renewal agreements have yet to be executed or where the franchisee has developed and opened a restaurant but has failed to memorialize the franchisor-franchisee relationship in an executed agreement as of the opening date of such restaurant. In certain other limited instances, we may allow a franchisee in good standing to operate domestically pursuant to franchise arrangements which have expired in their normal course and have not yet been renewed. As of December 28, 2013, less than 1% of our stores were operating without a written agreement. There is a risk that either category of these franchise arrangements may not be enforceable under federal, state, and local laws and regulations prior to correction or if left uncorrected. In these instances, the franchise arrangements may be enforceable on the basis of custom and assent of performance. If the franchisee, however, were to neglect to remit royalty payments in a timely fashion, we may be unable to enforce the payment of such fees which, in turn, may materially and adversely affect our business and operating results. While we generally require franchise arrangements in foreign jurisdictions to be entered into pursuant to written franchise arrangements, subject to certain exceptions, some expired contracts, letters of intent, or oral agreements in existence may not be enforceable under local laws, which could impair our ability to collect royalty income, which in turn may materially and adversely impact our business and operating results.
Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant money damages and other remedies or by increasing our litigation expense.
In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. In addition, we are, from time to time, the subject of complaints or litigation from customers alleging illness, injury, or other food-quality, health, or operational concerns and from suppliers alleging breach of contract. We may also be subject to employee claims based on, among other things, discrimination, harassment, or wrongful termination. Finally, litigation against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the defendant-franchisee. In addition to decreasing the ability of a defendant-franchisee to make royalty payments and diverting our management resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brands, regardless of whether such allegations are valid or whether we are liable. Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results.
Our business is subject to various laws and regulations and changes in such laws and regulations, and/or failure to comply with existing or future laws and regulations, could adversely affect us.
We are subject to state franchise registration requirements, the rules and regulations of the Federal Trade Commission (the “FTC”), various state laws regulating the offer and sale of franchises in the U.S. through the provision of franchise disclosure documents containing certain mandatory disclosures, and certain rules and requirements regulating franchising arrangements in foreign countries. Although we believe that the Franchisors' Franchise Disclosure Documents, together with any applicable state-specific versions or supplements, and franchising procedures that we use comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer new franchise arrangements, noncompliance could reduce anticipated royalty income, which in turn may materially and adversely affect our business and operating results.
Our franchisees are subject to various existing U.S. federal, state, local, and foreign laws affecting the operation of the restaurants including various health, sanitation, fire, and safety standards. Franchisees may in the future become subject to regulation (or further regulation) seeking to tax or regulate high-fat foods, to limit the serving size of beverages containing sugar, to ban the use of certain packaging materials (including polystyrene used in the iconic Dunkin' Donuts cup), or requiring the display of detailed nutrition information. Each of these regulations would be costly to comply with and/or could result in reduced demand for our products.
In connection with the continued operation or remodeling of certain restaurants, franchisees may be required to expend funds to meet U.S. federal, state, and local and foreign regulations. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area or cause an existing restaurant to cease operations. All of these situations would decrease sales of an affected restaurant and reduce royalty payments to us with respect to such restaurant.
The franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the U.S. and in foreign countries governing such matters as minimum-wage requirements, overtime and other working conditions, and citizenship requirements. A significant number of our franchisees' food-service employees are paid at rates related to the U.S. federal minimum wage, and past increases in the U.S. federal minimum wage have increased labor costs, as would future increases. Any increases in labor costs might result in franchisees inadequately staffing restaurants. Understaffed restaurants could reduce sales at such restaurants, decrease royalty payments, and adversely affect our brands.
Our and our franchisees' operations and properties are subject to extensive U.S. federal, state, and local laws and regulations, including those relating to environmental, building, and zoning requirements. Our development of properties for leasing or subleasing to franchisees depends to a significant extent on the selection and acquisition of suitable sites, which are subject to zoning, land use, environmental, traffic, and other regulations and requirements. Failure to comply with legal requirements could result in, among other things, revocation of required licenses, administrative enforcement actions, fines, and civil and criminal liability. We may incur investigation, remediation, or other costs related to releases of hazardous materials or other environmental conditions at our properties, regardless of whether such environmental conditions were created by us or a third party, such as a prior owner or tenant. We have incurred costs to address soil and groundwater contamination at some sites, and continue to incur nominal remediation costs at some of our other locations. If such issues become more expensive to address, or if new issues arise, they could increase our expenses, generate negative publicity, or otherwise adversely affect us.

Our tax returns and positions are subject to review and audit by foreign, federal, state, and local taxing authorities, and adverse outcomes resulting from examination of our income or other tax returns could adversely affect our operating results and financial condition.
We are subject to income taxes in both the United States and numerous foreign jurisdictions. The Internal Revenue Service (“IRS”) concluded its examination of the federal income tax returns for the fiscal year 2010 during fiscal year 2013 and agreed to a settlement regarding the recognition of revenue for gift cards and other matters. The Company made a cash payment for the additional federal tax due totaling $3.0 million. Based on this and previous settlements, additional state taxes and federal and state interest owed, net of federal and state benefits, are approximately $1.5 million, of which approximately $0.8 million was paid during fiscal year 2013. As the additional federal and state taxes owed for all periods represent temporary differences that will be deductible in future years, the potential tax expense is limited to federal and state interest, net of federal and state benefits, which we do not expect to be material. See Note 16 of the notes to our audited consolidated financial statements included herein.
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
Some of Our Franchisees are Operating Entities. Franchisees may be natural persons or legal entities. Our franchisees that are operating companies (as opposed to limited purpose entities) are subject to business, credit, financial, and other risks, which may be unrelated to the operations of the restaurants. These unrelated risks could materially and adversely affect a franchisee that is an operating company and its ability to make its royalty payments in full or on a timely basis, which in turn may materially and adversely affect our business and operating results.
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
In addition, each franchise agreement has an expiration date. Upon the expiration of the franchise arrangement, we or the franchisee may, or may not, elect to renew the franchise arrangements. If the franchisee arrangement is renewed, the franchisee will receive a “successor” franchise arrangement for an additional term. Such option, however, is contingent on the franchisee's execution of the then-current form of franchise arrangements (which may include increased royalty payments, advertising fees, and other costs), the satisfaction of certain conditions (including modernization of the restaurant and related operations), and the payment of a renewal fee. If a franchisee is unable or unwilling to satisfy any of the foregoing conditions, the expiring franchise arrangements will terminate upon expiration of the term of the franchise arrangements.
Product Liability Exposure. We require franchisees to maintain general liability insurance coverage to protect against the risk of product liability and other risks and demand strict franchisee compliance with health and safety regulations. However, franchisees may receive through the supply chain (from central manufacturing locations (“CMLs”), NDCP, or otherwise), or produce defective food or beverage products, which may adversely impact our brands' goodwill.
Americans with Disabilities Act. Restaurants located in the U.S. must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the “ADA”). Although we believe newer restaurants meet the ADA construction standards and, further, that franchisees have historically been diligent in the remodeling of older restaurants, a finding of noncompliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants, or additional capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards, or capital expenditures could adversely affect the ability of a franchisee to make royalty payments, or could generate negative publicity, or otherwise adversely affect us.
Franchisee Litigation. Franchisees are subject to a variety of litigation risks, including, but not limited to, customer claims, personal-injury claims, environmental claims, employee allegations of improper termination and discrimination, claims related to violations of the ADA, religious freedom, the Fair Labor Standards Act, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and intellectual-property claims. Each of these claims may increase costs and limit the funds available to make royalty payments and reduce the execution of new franchise arrangements.
Potential Conflicts with Franchisee Organizations. Although we believe our relationship with our franchisees is open and strong, the nature of the franchisor-franchisee relationship can give rise to conflict. In the U.S., our approach is collaborative in that we have established district advisory councils, regional advisory councils, and a national brand advisory council for each of the Dunkin' Donuts brand and the Baskin-Robbins brand. The councils are comprised of franchisees, brand employees, and executives, and they meet to discuss the strengths, weaknesses, challenges, and opportunities facing the brands as well as the rollout of new products and projects. Internationally, our operations are primarily conducted through joint ventures with local licensees, so our relationships are conducted directly with our licensees rather than separate advisory committees. No material disputes exist in the U.S. or internationally at this time.
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
Unforeseen events, including war, terrorism, and other international, regional, or local instability or conflicts (including labor issues), embargos, public health issues (including tainted food, food-borne illnesses, food tampering, or water supply or widespread/pandemic illness such as the avian or H1N1 flu), and natural disasters such as earthquakes, tsunamis, hurricanes, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations or that of our franchisees or suppliers; or result in political or economic instability. These events could reduce traffic in our restaurants and demand for our products; make it difficult or impossible for our franchisees to receive products from their suppliers; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our or our franchisees' ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event or events, which in turn may materially and adversely impact our business and operating results.
Risks related to our common stock
Our stock price could be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.
Since our initial public offering in July 2011, the price of our common stock, as reported by NASDAQ, has ranged from a low of $23.24 on December 15, 2011 to a high of $50.80 on February 19, 2014. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us, our competitors, or our industry;

•	our failure or the failure of our competitors to meet analysts' projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war, or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.

As we operate in a single industry, we are especially vulnerable to these factors to the extent that they affect our industry, our products, or to a lesser extent our markets. In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Provisions in our charter documents and Delaware law may deter takeover efforts that you feel would be beneficial to stockholder value.
Our certificate of incorporation and bylaws and Delaware law contain provisions which could make it harder for a third party to acquire us, even if doing so might be beneficial to our stockholders. These provisions include a classified board of directors and limitations on actions by our stockholders. In addition, our board of directors has the right to issue preferred stock without stockholder approval that could be used to dilute a potential hostile acquirer. Our certificate of incorporation also imposes some restrictions on mergers and other business combinations between us and a holder of 15% or more of our outstanding common stock. As a result, you may lose your ability to sell your stock for a price in excess of the prevailing market price due to these protective measures, and efforts by stockholders to change the direction or management of the company may be unsuccessful.

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our corporate headquarters, located in Canton, Massachusetts, houses substantially all of our executive management and employees who provide our primary corporate support functions: legal, marketing, technology, human resources, public relations, financial and research and development.
As of December 28, 2013, we owned 98 properties and leased 911 locations across the U.S. and Canada, a majority of which we leased or subleased to franchisees. For fiscal year 2013, we generated 13.5%, or $96.1 million, of our total revenue from rental fees from franchisees who lease or sublease their properties from us.
The remaining balance of restaurants selling our products are situated on real property owned by franchisees or leased directly by franchisees from third-party landlords. All international restaurants (other than 10 located in Canada) are owned by licensees and their sub-franchisees or leased by licensees and their sub-franchisees directly from a third-party landlord.
Nearly 100% of Dunkin’ Donuts and Baskin-Robbins restaurants are owned and operated by franchisees. We have construction and site management personnel who oversee the construction of restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. As of December 28, 2013, there were 10,858 Dunkin' Donuts points of distribution, operating in 40 states and the District of Columbia in the U.S. and 32 foreign countries. Baskin-Robbins points of distribution totaled 7,300, operating in 43 states and the District of Columbia in the U.S. and 46 foreign countries. All but 36 of the Dunkin’ Donuts and Baskin-Robbins points of distribution were franchisee-owned. The following table illustrates domestic and international points of distribution by brand and whether they are operated by the Company or our franchisees as of December 28, 2013.

	Franchisee-owned points of distribution	Company-owned points of distribution
Dunkin’ Donuts—US*	7,648	29
Dunkin’ Donuts—International	3,181	—
Total Dunkin’ Donuts*	10,829	29
Baskin-Robbins—US*	2,460	7
Baskin-Robbins—International	4,833	—
Total Baskin-Robbins*	7,293	7
Total US	10,108	36
Total International	8,014	—

*	Combination restaurants, as more fully described below, count as both a Dunkin’ Donuts and a Baskin-Robbins point of distribution.
Dunkin’ Donuts and Baskin-Robbins restaurants operate in a variety of formats. Dunkin’ Donuts traditional restaurant formats include free standing restaurants, end-caps (i.e., end location of a larger multi-store building), and gas and convenience locations. A free-standing building typically ranges in size from 1,200 to 2,500 square feet, and may include a drive-thru window. An end-cap typically ranges in size from 1,000 to 2,000 square feet and may include a drive-thru window. Dunkin’ Donuts also has other restaurants designed to fit anywhere, consisting of small full-service restaurants and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores, and drive-thru-only units on smaller pieces of property (collectively referred to as alternative points of distributions or “APODs”). APODs typically range in size between 400 to 1,800 square feet.

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
In the U.S., Baskin-Robbins can also be found in 1,182 combination restaurants (“combos”) that also include a Dunkin’ Donuts restaurant, and are typically either free-standing or an end-cap. These combos, which we count as both a Dunkin’ Donuts and a Baskin-Robbins point of distribution, typically range from 1,400 to 3,500 square feet.
Of the 10,108 U.S. franchised restaurants, 92 were sites owned by the Company and leased to franchisees, 852 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. Our land or land and building leases are generally for terms of ten to 20 years, and often have one or more five-year or ten-year renewal options. In certain lease agreements, we have the option to purchase, or the right of first refusal to purchase, the real estate. Certain leases require the payment of additional rent equal to a percentage of annual sales in excess of specified amounts.
Of the sites owned or leased by the Company in the U.S., 17 are locations that no longer have a Dunkin’ Donuts or Baskin-Robbins restaurant (“surplus properties”). Some of these surplus properties have been sublet to other parties while the remaining are currently vacant.
We have 10 leased franchised restaurant properties and 2 surplus leased properties in Canada. We also have leased office space in Australia, China, Dubai, and the United Kingdom.
The following table sets forth the Company’s owned and leased office and training facilities, including the approximate square footage of each facility. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

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
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During fiscal years 2013 and 2012, the Company accrued additional interest on the judgment amount of $952 thousand and $493 thousand, respectively, resulting in an estimated liability of $25.1 million, including the impact of foreign exchange, as of December 28, 2013. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision in the Quebec Court of Appeals (Montreal).
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

Fiscal Quarter	High	Low
2013
Fourth Quarter (13 weeks ended December 28, 2013)	$49.48	$43.91
Third Quarter (13 weeks ended September 28, 2013)	$46.50	$40.51
Second Quarter (13 weeks ended June 29, 2013)	$43.52	$36.67
First Quarter (13 weeks ended March 30, 2013)	$40.00	$32.32

2012
Fourth Quarter (13 weeks ended December 29, 2012)	$33.49	$28.62
Third Quarter (13 weeks ended September 29, 2012)	$36.11	$27.93
Second Quarter (13 weeks ended June 30, 2012)	$37.02	$29.58
First Quarter (13 weeks ended March 31, 2012)	$32.44	$24.35
On February 18, 2014, we had 547 holders of record of our common stock.
Dividend policy
During fiscal years 2013 and 2012, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2013:
First quarter	$0.19	$20,191	February 20, 2013
Second quarter	$0.19	$20,259	June 6, 2013
Third quarter	$0.19	$20,257	September 4, 2013
Fourth quarter	$0.19	$20,301	November 26, 2013

Fiscal year 2012:
First quarter	$0.15	$18,046	March 28, 2012
Second quarter	$0.15	$18,068	May 16, 2012
Third quarter	$0.15	$18,075	August 24, 2012
Fourth quarter	$0.15	$15,880	November 14, 2012
On February 6, 2014, we announced that our board of directors approved an increase to the next quarterly dividend to $0.23 per share of common stock payable March 19, 2014.

The following table contains information regarding purchases of our common stock made during the quarter ended December 28, 2013 by or on behalf of Dunkin' Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
09/29/2013 - 10/26/2013	—	$—	—	$32,813,356
10/27/2013 - 11/30/2013	31,200	46.84	31,200	31,351,948
12/01/2013 - 12/28/2013	199,500	46.66	199,500	22,043,278
Total	230,700	$46.69	230,700
(a) On July 25, 2012, our board of directors approved a share repurchase program of up to $500 million of outstanding shares of our common stock. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires two years from the date of approval.
On February 4, 2014, our board of directors approved an additional share repurchase program of up to $125 million of outstanding shares of our common stock. Under the authorization, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires two years from the date of approval.
Securities authorized for issuance under our equity compensation plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,328,068	$16.52	9,831,164
Equity compensation plans not approved by security holders	—	—	—
TOTAL	4,328,068	$16.52	9,831,164

Performance Graph
The following graph depicts the total return to shareholders from July 27, 2011, the date our common stock became listed on the NASDAQ Global Select Market, through December 28, 2013, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on July 27, 2011 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	7/27/2011	12/31/2011	12/29/2012	12/28/2013
Dunkin’ Brands Group, Inc. (DNKN)	$100.00	$99.92	$132.02	$198.43
S&P 500	$100.00	$94.42	$105.29	$138.25
S&P Consumer Discretionary	$100.00	$95.65	$114.27	$163.04

Item 6.	Selected Financial Data.
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

	Fiscal Year
	2013	2012	2011	2010	2009
	($ in thousands, except per share data or as otherwise noted)
Consolidated Statements of Operations Data:
Franchise fees and royalty income	$453,976	418,940	398,474	359,927	344,020
Rental income	96,082	96,816	92,145	91,102	93,651
Sales of ice cream products	112,276	94,659	100,068	84,989	75,256
Sales at company-owned restaurants	24,976	22,922	12,154	17,362	2,170
Other revenues	26,530	24,844	25,357	23,755	22,976
Total revenues	713,840	658,181	628,198	577,135	538,073
Amortization of intangible assets	26,943	26,943	28,025	32,467	35,994
Long-lived asset impairment charges	563	1,278	2,060	7,075	8,517
Other operating costs and expenses(1)(2)	406,288	412,882	389,329	361,893	323,318
Total operating costs and expenses	433,794	441,103	419,414	401,435	367,829
Net income (loss) of equity method investments(3)	18,370	22,351	(3,475)	17,825	14,301
Operating income	304,736	239,429	205,309	193,525	184,545
Interest expense, net	(79,831)	(73,488)	(104,449)	(112,532)	(115,019)
Gain (loss) on debt extinguishment and refinancing transactions	(5,018)	(3,963)	(34,222)	(61,955)	3,684
Other gains (losses), net	(1,799)	23	175	408	1,066
Income before income taxes	218,088	162,001	66,813	19,446	74,276
Net income attributable to Dunkin' Brands	$146,903	108,308	34,442	26,861	35,008
Earnings (loss) per share:
Class L—basic and diluted	n/a	n/a	6.14	4.87	4.57
Common—basic	$1.38	0.94	(1.41)	(2.04)	(1.69)
Common—diluted	1.36	0.93	(1.41)	(2.04)	(1.69)

	Fiscal Year
	2013	2012	2011	2010	2009
	($ in thousands, except per share data or as otherwise noted)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and restricted cash(4)	$257,238	252,985	246,984	134,504	171,403
Total assets	3,234,690	3,217,513	3,224,018	3,147,288	3,224,717
Total debt(5)	1,831,037	1,857,580	1,473,469	1,864,881	1,451,757
Total liabilities	2,822,402	2,867,538	2,478,082	2,841,047	2,454,109
Common stock, Class L(6)	—	—	—	840,582	1,232,001
Total stockholders’ equity (deficit)(6)	407,358	349,975	745,936	(534,341)	(461,393)
Other Financial Data:
Capital expenditures	$31,099	22,398	18,596	15,358	18,012
Adjusted operating income(7)	340,396	307,157	270,740	233,067	229,056
Adjusted net income(7)	165,761	149,700	101,744	87,759	59,504
Points of Distribution(8):
Dunkin’ Donuts U.S.	7,677	7,306	7,015	6,772	6,566
Dunkin’ Donuts International(9)	3,181	3,043	2,871	2,931	2,600
Baskin-Robbins U.S.	2,467	2,463	2,493	2,585	2,637
Baskin-Robbins International(9)	4,833	4,556	4,217	3,848	3,570
Total distribution points	18,158	17,368	16,596	16,136	15,373
Comparable Store Sales Growth (Decline)(10):
Dunkin’ Donuts U.S.	3.4%	4.2%	5.1%	2.3%	(1.3)%
Dunkin’ Donuts International(11)	(0.4)%	2.0%	n/a	n/a	n/a
Baskin-Robbins U.S.	0.8%	3.8%	0.5%	(5.2)%	(6.0)%
Baskin-Robbins International(11)	1.9%	2.8%	n/a	n/a	n/a
Franchisee-Reported Sales ($ in millions)(12):
Dunkin’ Donuts U.S.	$6,717.5	6,242.0	5,919.2	5,403.3	5,173.8
Dunkin’ Donuts International	683.6	663.2	636.7	583.6	508.1
Baskin-Robbins U.S.	513.3	509.3	501.7	500.6	530.4
Baskin-Robbins International	1,362.0	1,356.8	1,286.3	1,151.5	963.2
Total franchisee-reported sales	$9,276.4	8,771.3	8,343.9	7,639.0	7,175.5
Company-Owned Store Sales ($ in millions)(13):
Dunkin’ Donuts U.S.	$24.6	22.2	11.6	16.9	1.8
Baskin-Robbins U.S.	0.4	0.7	0.5	0.4	0.4
Systemwide Sales Growth(14):
Dunkin’ Donuts U.S.	7.6%	5.6%	9.4%	4.7%	3.4%
Dunkin’ Donuts International	3.1%	4.2%	9.1%	15.0%	(4.0)%
Baskin-Robbins U.S.	0.7%	1.5%	0.2%	(5.6)%	(6.5)%
Baskin-Robbins International	0.4%	5.5%	11.7%	19.5%	21.5%
Total systemwide sales growth	5.8%	5.2%	9.1%	6.7%	4.1%

(1)
Includes management fees paid to our former private equity owners of $16.4 million for fiscal year 2011, and $3.0 million for each of the fiscal years 2010 and 2009 under a management agreement, which was terminated in connection with our IPO.

(2)
Fiscal year 2012 includes a $20.7 million incremental legal reserve recorded in the second quarter related to the Quebec Superior Court’s ruling in the Bertico litigation, in which the Court found for the Plaintiffs and issued a judgment against Dunkin’ Brands in the amount of approximately $C16.4 million (approximately $15.9 million), plus costs and interest.

(3)
Fiscal year 2013 includes an impairment of the investments in the Spain joint venture of $873 thousand. Fiscal year 2011 includes an impairment of the investment in the Korea joint venture of $19.8 million.

(4)
Amount as of December 26, 2009 includes cash held in restricted accounts pursuant to the terms of a securitization indebtedness of $118.2 million. Following the redemption and discharge of the securitization indebtedness in fiscal year 2010, this amount is no longer restricted. The amount also includes cash held as advertising funds or reserved for gift card/certificate programs.

(5)
Includes capital lease obligations of $7.4 million, $7.6 million, $5.2 million, $5.4 million, and $5.4 million as of December 28, 2013, December 29, 2012, December 31, 2011, December 25, 2010, and December 26, 2009, respectively.

(6)
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

(7)
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

	Fiscal Year
	2013	2012	2011	2010	2009
	(Unaudited, $ in thousands)
Operating income	$304,736	239,429	205,309	193,525	184,545
Adjustments:
Amortization of other intangible assets	26,943	26,943	28,025	32,467	35,994
Impairment charges	563	1,278	2,060	7,075	8,517
Third-party product volume guarantee	7,500	—	—	—	—
Sponsor termination fee	—	—	14,671	—	—
Secondary offering costs	—	4,783	1,899	—	—
Peterborough plant closure(a)	654	14,044	—	—	—
Korea joint venture impairment, net(b)	—	—	18,776	—	—
Bertico litigation(c)	—	20,680	—	—	—
Adjusted operating income	$340,396	307,157	270,740	233,067	229,056
Net income attributable to Dunkin' Brands	$146,903	108,308	34,442	26,861	35,008
Adjustments:
Amortization of other intangible assets	26,943	26,943	28,025	32,467	35,994
Impairment charges	563	1,278	2,060	7,075	8,517
Third-party product volume guarantee	7,500	—	—	—	—
Sponsor termination fee	—	—	14,671	—	—
Secondary offering costs	—	4,783	1,899	—	—
Peterborough plant closure(a)	654	14,044	—	—	—
Korea joint venture impairment, net(b)	—	—	18,776	—	—
Bertico litigation(c)	—	20,680	—	—	—
Loss (gain) on debt extinguishment and refinancing transactions	5,018	3,963	34,222	61,955	(3,684)
Tax impact of adjustments, excluding Bertico litigation(d)	(16,271)	(20,404)	(32,351)	(40,599)	(16,331)
Tax impact of Bertico adjustment(e)	—	(3,980)	—	—	—
Income tax audit settlements(f)	(8,417)	(10,514)	—	—	—
State tax apportionment(g)	2,868	4,599	—	—	—
Adjusted net income	$165,761	149,700	101,744	87,759	59,504

(a)
For fiscal year 2013, the adjustment represents transition-related general and administrative costs incurred related to the closure of the Baskin-Robbins ice cream manufacturing plant in Peterborough, Canada, such as information technology integration, project management, and transportation costs. For fiscal year 2012, the adjustment included $3.4 million of severance and other payroll-related costs, $4.2 million of accelerated depreciation, $2.7 million of incremental costs of ice cream products, and $1.6 million of other transition-related costs. The amount for fiscal year 2012 also reflects the one-time delay in revenue recognition, net of related cost of ice cream products, related to the shift in manufacturing to Dean Foods of $2.1 million.

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

(d)
Tax impact of adjustments calculated at a 40% effective tax rate for each period presented, excluding the Korea joint venture impairment in fiscal year 2011 as there was no tax impact related to that charge and the Bertico litigation adjustment for which the tax impact is calculated separately.

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

(8)	Represents period end points of distribution.

(9)
During fiscal year 2013, the Company performed an internal review of international franchised points of distribution, and determined that certain franchises opened and closed had not been accurately reported in prior years. As such, the points of distribution information above has been adjusted to reflect the results of this internal review for fiscal years 2012, 2011, 2010, and 2009 for Dunkin’ Donuts International, and fiscal years 2012 and 2011 for Baskin-Robbins International. The adjustments to the prior years were not material, and had no impact on the Company's financial position or results of operations.

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
The following discussion of our financial condition and results of operations should be read in conjunction with the selected financial data and the audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results and involves numerous risks and uncertainties. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts and generally contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “anticipates,” or similar expressions. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk factors” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With more than 18,000 points of distribution in nearly 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of December 28, 2013, Dunkin’ Donuts had 10,858 global points of distribution with restaurants in 40 U.S. states and the District of Columbia and in 32 foreign countries. Baskin-Robbins had 7,300 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 46 foreign countries.
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
Approximately 64% of our revenue for fiscal year 2013 was derived from royalty income and franchise fees. Rental income from franchisees that lease or sublease their properties from us accounted for 13% of our revenue for fiscal year 2013. An additional 16% of our revenue for fiscal year 2013 was generated from sales of ice cream products to Baskin-Robbins franchisees in certain international markets. The balance of our revenue for fiscal year 2013 consisted of revenue from our company-owned restaurants, license fees on products sold in non-franchised outlets, license fees on sales of ice cream products to Baskin-Robbins franchisees in the U.S., refranchising gains, transfer fees from franchisees, and online training fees.

Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 36 company-owned points of distribution as of December 28, 2013, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For fiscal year 2013, franchisee contributions to the U.S. advertising funds were $356.1 million.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2013, 2012, and 2011 reflect the results of operations for the 52-week, 52-week, and 53-week periods ending on December 28, 2013, December 29, 2012, and December 31, 2011, respectively. Certain financial measures and other metrics have been presented with the impact of the additional week on the results for fiscal year 2011. The impact of the additional week in fiscal year 2011 reflects our estimate of the 53rd week on systemwide sales growth, revenues, and expenses.
Selected operating and financial highlights

	Fiscal year
	2013	2012	2011
Systemwide sales growth	5.8%	5.2%	9.1%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	3.4%	4.2%	5.1%
Dunkin' Donuts International(1)	(0.4)%	2.0%	n/a
Baskin-Robbins U.S.	0.8%	3.8%	0.5%
Baskin-Robbins International(1)	1.9%	2.8%	n/a
Total revenues	$713,840	658,181	628,198
Operating income	304,736	239,429	205,309
Adjusted operating income	340,396	307,157	270,740
Net income attributable to Dunkin’ Brands	146,903	108,308	34,442
Adjusted net income	165,761	149,700	101,744

(1)	Comparable store sales growth data was not available for our international segments until fiscal year 2012.

Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. See note 7 to "Selected Financial Data" for reconciliations of operating income and net income determined under GAAP to adjusted operating income and adjusted net income, respectively.
Fiscal year 2013 compared to fiscal year 2012
Overall growth in systemwide sales of 5.8% for fiscal year 2013, resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 7.6%, which was the result of comparable store sales growth of 3.4% driven by both increased average ticket and transaction counts, as well as net development of 371 restaurants in 2013. The increase in average ticket resulted primarily from guests purchasing more units per transaction, including add-on items, and positive mix as guests purchased more premium-priced cold beverages and differentiated sandwiches. Increased traffic was driven by our focus on operational excellence and product and marketing innovation, resulting in strong growth in beverages, breakfast sandwiches, donuts, and our afternoon platform.

•
Dunkin’ Donuts International systemwide sales growth of 3.1% as a result of sales increases in the Middle East, Southeast Asia, and Germany driven by net new restaurant development, offset by a decline in systemwide sales in South Korea and a decline in comparable store sales of 0.4%.

•
Baskin-Robbins U.S. systemwide sales growth of 0.7% resulting primarily from comparable store sales growth of 0.8%. Baskin-Robbins U.S. comparable store sales growth was driven by new product news and signature Flavors of the Month, custom cake sales, and take-home ice cream quarts.

•
Baskin-Robbins International systemwide sales growth of 0.4% resulting from increased sales in South Korea and the Middle East, which resulted from both comparable store sales growth and net development. Offsetting this growth was a decrease in systemwide sales in Japan driven by unfavorable foreign currency impact.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the fiscal years ended December 28, 2013 and December 29, 2012 were as follows:

	December 28, 2013	December 29, 2012
Points of distribution, at period end:
Dunkin’ Donuts U.S.	7,677	7,306
Dunkin’ Donuts International	3,181	3,043
Baskin-Robbins U.S.	2,467	2,463
Baskin-Robbins International	4,833	4,556
Consolidated global points of distribution	18,158	17,368

	Fiscal year ended
	December 28, 2013	December 29, 2012
Net openings (closings), during the period:
Dunkin’ Donuts U.S.	371	291
Dunkin’ Donuts International	138	172
Baskin-Robbins U.S.	4	(30)
Baskin-Robbins International	277	339
Consolidated global net openings	790	772
The increase in total revenues of $55.7 million, or 8.5%, for fiscal year 2013 resulted primarily from a $35.0 million increase in franchise fees and royalty income driven by the increase in Dunkin’ Donuts U.S. systemwide sales and favorable development mix. Additionally, sales of ice cream products increased by $17.6 million due primarily to additional sales of ice cream products in the Middle East and an increase in distribution costs billed to customers, as well as a one-time delay in revenue recognition related to the shift in manufacturing to Dean Foods that impacted fourth quarter sales of ice cream products in the prior year.
Operating income increased $65.3 million, or 27.3%, for fiscal year 2013 driven by the $35.0 million increase in franchise fees and royalty income, as well as a gain of $6.3 million recognized on the sale of 80% of our Baskin-Robbins Australia business. The increase in operating income was also attributable to a $20.7 million increase in the Bertico litigation legal reserve recorded in the prior year, as well as an unfavorable impact of approximately $14.0 million associated with the closure of our ice cream manufacturing plant in Peterborough, Ontario, Canada in fiscal year 2012. Offsetting these increases in operating income was a $7.5 million charge related to a third-party product volume guarantee recorded in fiscal year 2013, as well as $3.7 million in write-downs related to our investments in the Dunkin’ Donuts Spain joint venture.
Adjusted operating income increased $33.2 million, or 10.8%, for fiscal year 2013 driven by the $35.0 million increase in franchise fees and royalty income and the $6.3 million gain recognized on the Baskin-Robbins Australia sale, offset by additional general and administrative costs and write-downs related to our investments in the Dunkin' Donuts Spain joint venture.
Net income attributable to Dunkin’ Brands increased $38.6 million, or 35.6%, for fiscal year 2013 as a result of the $65.3 million increase in operating income, offset by a $17.4 million increase in income tax expense driven by increased profit before tax, and a $6.3 million increase in net interest expense due to additional term loan borrowings in August 2012.

Adjusted net income increased $16.1 million, or 10.7%, for fiscal year 2013 resulting primarily from a $33.2 million increase in adjusted operating income, offset by an $8.9 million increase in income tax expense, and the $6.3 million increase in net interest expense.
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

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the fiscal years ended December 29, 2012 and December 31, 2011 were as follows:

	December 29, 2012	December 31, 2011
Points of distribution, at period end:
Dunkin’ Donuts U.S.	7,306	7,015
Dunkin’ Donuts International	3,043	2,871
Baskin-Robbins U.S.	2,463	2,493
Baskin-Robbins International	4,556	4,217
Consolidated global points of distribution	17,368	16,596

	Fiscal year ended
	December 29, 2012	December 31, 2011
Net openings (closings), during the period:
Dunkin’ Donuts U.S.	291	243
Dunkin’ Donuts International	172	80
Baskin-Robbins U.S.	(30)	(90)
Baskin-Robbins International	339	368
Consolidated global net openings	772	601
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
Net income attributable to Dunkin’ Brands increased $73.9 million, or 214.5%, for fiscal year 2012 as a result of the $34.1 million increase in operating income, a $31.0 million decrease in net interest expense, and a $30.3 million decrease in loss on debt extinguishment and refinancing transactions, offset by a $22.0 million increase in income tax expense driven by increased profit before tax.
Adjusted net income increased $48.0 million, or 47.1%, for fiscal year 2012 resulting primarily from a $36.4 million increase in adjusted operating income and a $31.0 million decrease in net interest expense, offset by a $20.0 million increase in income tax expense.
Earnings per share
Earnings per common share and adjusted earnings per pro forma common share were as follows:

	Fiscal year
	2013	2012	2011
Earnings (loss) per share:
Class L – basic and diluted	n/a	n/a	$6.14
Common – basic	$1.38	0.94	(1.41)
Common – diluted	1.36	0.93	(1.41)
Diluted adjusted earnings per pro forma common share	1.53	1.28	0.94
On August 1, 2011, the Company completed an initial public offering in which 22,250,000 shares of common stock were sold at an initial public offering price of $19.00 per share. Immediately prior to the offering, each share of the Company’s Class L common stock converted into 2.4338 shares of common stock. The number of common shares used in the calculation of diluted adjusted earnings per pro forma common share for fiscal year 2011 gives effect to the conversion of all outstanding shares of Class L common stock at the conversion factor of 2.4338 common shares for each Class L share, as if the conversion was completed at the beginning of the respective fiscal year. The calculation of diluted adjusted earnings per pro forma common share also includes the dilutive effect of common restricted shares and stock options, using the treasury stock method. Shares sold in the offering are included in the diluted adjusted earnings per pro forma common share calculation beginning on the date that such shares were actually issued. Diluted adjusted earnings per pro forma common share is calculated using adjusted net income, as defined above.
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

	Fiscal year
	2013	2012	2011
Adjusted net income available to common shareholders (in thousands):
Adjusted net income	$165,761	149,700	101,744
Less: Adjusted net income allocated to participating securities	—	(179)	(494)
Adjusted net income available to common shareholders	$165,761	149,521	101,250
Pro forma weighted average number of common shares – diluted:
Weighted average number of Class L shares over period in which Class L shares were outstanding(1)	—	—	22,845,378
Adjustment to weight Class L shares over respective fiscal year(1)	—	—	(9,790,933)
Weighted average number of Class L shares over fiscal year	—	—	13,054,445
Class L conversion factor	—	—	2.4338
Weighted average number of converted Class L shares	—	—	31,772,244
Weighted average number of common shares	106,501,733	114,584,063	74,835,697
Pro forma weighted average number of common shares – basic	106,501,733	114,584,063	106,607,941
Incremental dilutive common shares(2)	1,715,278	1,989,281	1,064,587
Pro forma weighted average number of common shares – diluted	108,217,011	116,573,344	107,672,528
Diluted adjusted earnings per pro forma common share	$1.53	1.28	0.94

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

(2)	Represents the dilutive effect of restricted shares and stock options, using the treasury stock method.
Results of operations
Fiscal year 2013 compared to fiscal year 2012
Consolidated results of operations

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$453,976	418,940	35,036	8.4%
Rental income	96,082	96,816	(734)	(0.8)%
Sales of ice cream products	112,276	94,659	17,617	18.6%
Sales at company-owned restaurants	24,976	22,922	2,054	9.0%
Other revenues	26,530	24,844	1,686	6.8%
Total revenues	$713,840	658,181	55,659	8.5%
Total revenues increased $55.7 million, or 8.5%, in fiscal year 2013, driven by an increase in franchise fees and royalty income of $35.0 million, or 8.4%, primarily as a result of Dunkin’ Donuts U.S. systemwide sales growth and favorable development mix. Sales of ice cream products increased $17.6 million primarily due to increases in sales of ice cream products in the Middle East and an increase in distribution costs billed to customers, as well as a one-time delay in revenue recognition related to the shift in manufacturing to Dean Foods that impacted fourth quarter sales of ice cream products in the prior year. Sales at company-owned restaurants also increased $2.1 million, or 9.0%, driven by higher average sales volumes and the timing of acquisitions and development of restaurants during the periods.

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$52,097	52,072	25	—%
Cost of ice cream products	79,278	69,019	10,259	14.9%
Company-owned restaurant expenses	24,480	23,133	1,347	5.8%
General and administrative expenses, net	228,010	239,574	(11,564)	(4.8)%
Depreciation and amortization	49,366	56,027	(6,661)	(11.9)%
Long-lived asset impairment charges	563	1,278	(715)	(55.9)%
Total operating costs and expenses	$433,794	441,103	(7,309)	(1.7)%
Net income of equity method investments	18,370	22,351	(3,981)	(17.8)%
Other operating income, net	6,320	—	6,320	n/m
Operating income	$304,736	239,429	65,307	27.3%
Occupancy expenses for franchised restaurants for fiscal year 2013 remained flat with the prior year as increases in base rent and sales-based rental expense was offset by fewer reserves recorded for leased locations.
Cost of ice cream products increased $10.3 million, or 14.9%, from the prior year, as a result of the 18.6% increase in sales of ice cream products driven primarily by the increases in sales of ice cream products in the Middle East and the prior year being unfavorably impacted by the one-time delay in revenue recognition as a result of the change in shipping terms. The increases were offset by a reduced cost of ice cream products primarily resulting from the shift in manufacturing to Dean Foods.
Company-owned restaurant expenses increased $1.3 million, or 5.8%, from the prior year primarily as a result of higher sales volumes, offset by operating efficiencies realized.
General and administrative expenses for fiscal year 2012 included an incremental legal reserve of $20.7 million recorded upon the Canadian court’s ruling in June 2012 in the Bertico litigation, as well as $5.0 million of costs associated with the closure of our ice cream manufacturing plant in Canada, consisting primarily of severance, payroll, and other transition-related costs. General and administrative expenses for fiscal year 2012 also included $4.8 million of transaction costs and incremental share-based compensation related to the secondary offerings and share repurchases that were completed in April and August 2012. General and administrative expenses for fiscal year 2013 were impacted by a $7.5 million charge related to a third-party product volume guarantee, as well as $0.7 million of costs associated with the closure of our ice cream manufacturing plant in Canada.
Excluding the items noted above, general and administrative expenses increased $10.8 million, or 5.1%, in fiscal year 2013. This increase was driven primarily by a $6.5 million increase in personnel costs related to continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy and our international brands, as well as additional stock compensation expense, offset by a reduction in incentive compensation payouts. Also contributing to the increase in general and administrative expenses was $2.8 million of reserves on accounts and notes receivable from our Dunkin' Donuts Spain joint venture Offsetting these increases was additional breakage income recorded in fiscal year 2013 of $2.3 million on unredeemed gift card and gift certificate balances. The remaining increase in other general and administrative costs of $3.8 million resulted primarily from additional investments in advertising and other brand-building activities.
Depreciation and amortization decreased $6.7 million in fiscal year 2013 resulting primarily from accelerated depreciation recorded in the prior year as a result of the closure of the ice cream manufacturing plant in Canada.
As a result of the closure of our ice cream manufacturing plant, the Company expects to incur additional costs of approximately $3 million to $4 million primarily related to the settlement of our Canadian pension plan upon final government approval, which will likely be obtained in 2014.
The decrease in impairment charges in fiscal year 2013 of $0.7 million resulted primarily from the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments decreased $4.0 million in fiscal year 2013 driven by a decline of $1.6 million in the reduction of depreciation and amortization expense for South Korea resulting from the impairment charge recorded by the Company in fiscal year 2011 related to the underlying long-lived assets of the South Korea joint venture. Also contributing to the decrease in net income of equity method investments was a decline in income from our Japan joint venture, losses realized from our Dunkin’ Donuts joint venture in Spain, as well as a $0.9 million impairment of our investment in the Dunkin’ Donuts Spain joint venture. Partially offsetting these declines was an increase in income from our South Korea joint venture. Net income of equity method investments for the years ended December 28, 2013 and December 29, 2012 also includes an unfavorable adjustment of $0.7 million and a favorable adjustment of $0.3 million, respectively, related to differences between local accounting principles applied by our Japan and South Korea joint ventures and U.S. GAAP, which contributed to the decrease for the year.
Other operating income of $6.3 million in fiscal year 2013 represents the gain, net of transaction costs, recognized on the Baskin-Robbins Australia sale.

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Interest expense, net	$79,831	73,488	6,343	8.6%
Loss on debt extinguishment and refinancing transactions	5,018	3,963	1,055	26.6%
Other losses (gains), net	1,799	(23)	1,822	n/m
Total other expense	$86,648	77,428	9,220	11.9%
The increase in net interest expense for fiscal year 2013 resulted primarily from incremental interest expense on $400.0 million of additional term loan borrowings, which were used along with cash on hand to repurchase 15.0 million shares of common stock from certain shareholders in August 2012. Also contributing to the increase in interest expense was incremental interest incurred as a result of entering into variable-to-fixed interest rate swap agreements in September 2012 on $900.0 million notional amount of our outstanding term loan borrowings. Offsetting these increases in interest expense was a reduction in the interest rate on the term loans by 25 basis points as a result of the February 2013 repricing. Considering the February 2014 amendment of the senior credit facility and amended interest rate swaps agreements more fully described under "Liquidity and capital resources" contained herein, we expect net interest expense to be approximately $70 million in fiscal year 2014.
The loss on debt extinguishment and refinancing transactions for fiscal year 2013 of $5.0 million resulted from the February 2013 repricing transaction. The loss on debt extinguishment and refinancing transactions for fiscal year 2012 of $4.0 million related primarily to the $400.0 million of additional term loan borrowings in August 2012.
Other losses (gains), net, for fiscal year 2013 was driven primarily by foreign exchange losses resulting from the Baskin-Robbins Australia sale due to the strengthening of the U.S. dollar against the Australian dollar, as well as an overall negative impact of foreign exchange resulting from the general strengthening of the U.S. dollar compared to other currencies.

	Fiscal year
	2013	2012
	(In thousands, except percentages)
Income before income taxes	$218,088	162,001
Provision for income taxes	71,784	54,377
Effective tax rate	32.9%	33.6%
The reduced effective tax rate for fiscal year 2013 primarily resulted from the net reversal of approximately $8.4 million of reserves for uncertain tax positions for which settlement with taxing authorities was reached during the year. Additionally, the effective tax rate for fiscal year 2013 reflects an approximately $3.1 million benefit resulting from a change in mix of income between domestic and international tax jurisdictions resulting from changes in operations, which we expect to continue to favorably impact the effective tax rate in future years.
The effective tax rate for fiscal year 2012 reflects the impact of net tax benefits of $10.2 million related to the reversal of reserves for uncertain tax positions for which settlement with the taxing authorities was reached during the period. Offsetting these tax benefits was $4.6 million of deferred tax expense recorded in fiscal year 2012 primarily related to an increase in our overall state tax rate for a shift in the apportionment of income to state jurisdictions, as a result of the closure of the Peterborough manufacturing plant and transition to Dean Foods.
Operating segments
We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, other gains and losses, and unallocated corporate charges, referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments includes net income (loss) of equity method investments, except for the impairment charge, net of the related reduction in depreciation and amortization, net of tax, recorded in fiscal year 2011 on the investment in our South Korea joint venture. For a reconciliation to total revenues and income before income taxes, see note 12 to our consolidated financial statements. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through arrangements with third parties in which our brand names are used and revenue generated from online training programs for franchisees that are not allocated to a specific segment.
Dunkin’ Donuts U.S.

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Royalty income	$362,342	337,170	25,172	7.5%
Franchise fees	36,192	29,445	6,747	22.9%
Rental income	91,918	92,049	(131)	(0.1)%
Sales at company-owned restaurants	24,976	22,765	2,211	9.7%
Other revenues	5,751	3,970	1,781	44.9%
Total revenues	$521,179	485,399	35,780	7.4%
Segment profit	$379,751	355,274	24,477	6.9%
The increase in Dunkin’ Donuts U.S. revenues for fiscal year 2013 was primarily driven by an increase in royalty income of $25.2 million as a result of an increase in systemwide sales, as well as increased franchise fees of $6.7 million due to additional gross development, favorable development mix, and incremental franchise renewals. The increase in revenues was also driven by an increase in sales at company-owned restaurants of $2.2 million driven by higher average sales volumes and the timing of acquisitions and development of restaurants during the periods, as well as an increase in gains from refranchising transactions.
The increase in Dunkin’ Donuts U.S. segment profit for fiscal year 2013 was primarily driven by revenue growth, partially offset by the $7.5 million third-party product volume guarantee charge and an increase in personnel costs of $2.7 million as a result of continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy.
Dunkin’ Donuts International

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Royalty income	$14,249	13,474	775	5.8%
Franchise fees	3,531	1,715	1,816	105.9%
Rental income	133	179	(46)	(25.7)%
Other revenues	403	117	286	244.4%
Total revenues	$18,316	15,485	2,831	18.3%
Segment profit	$7,479	9,670	(2,191)	(22.7)%
The increase in Dunkin’ Donuts International revenue for fiscal year 2013 resulted primarily from an increase in franchise fees of $1.8 million due to income recognized in connection with the termination of development agreements in Asia and franchise fees for openings in new international markets, and an increase in royalty income of $0.8 million driven by the increase in systemwide sales. Dunkin’ Donuts International revenues for fiscal year 2013 also includes a $0.3 million increase in other revenues driven by incremental transfer fee income.
The decrease in Dunkin’ Donuts International segment profit for fiscal year 2013 was primarily driven by $3.7 million in write-downs related to our investments in the Dunkin’ Donuts Spain joint venture, as well as a decline in net income of equity method investments of $0.9 million. For Dunkin’ Donuts International, net income of equity method investments includes an unfavorable adjustment of $0.3 million for fiscal year 2013 and a favorable adjustment of $0.6 million for fiscal year 2012 related to differences between local accounting principles applied by our South Korea joint venture and U.S. GAAP, which were drivers for the decline in net income of equity method investments for the segment. Losses realized from our Spain joint venture were offset by increased net income from our South Korea joint venture. In addition to the decline in net income of equity method investments, segment profit also declined as a result of investments in personnel, marketing, and other initiatives to grow the Dunkin’ Donuts International business, offset by the increase in total revenues.

Baskin-Robbins U.S.

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Royalty income	$25,728	25,768	(40)	(0.2)%
Franchise fees	1,160	775	385	49.7%
Rental income	3,420	3,949	(529)	(13.4)%
Sales of ice cream products	3,808	3,942	(134)	(3.4)%
Sales at company-owned restaurants	—	157	(157)	(100.0)%
Other revenues	8,036	7,483	553	7.4%
Total revenues	$42,152	42,074	78	0.2%
Segment profit	$27,081	26,274	807	3.1%
Baskin-Robbins U.S. revenue remained consistent from fiscal year 2012 to fiscal year 2013. Franchise fees increased $0.4 million driven primarily by incremental franchise renewals, while other revenues increased by $0.6 million primarily due to additional income received from the licensing of ice cream manufacturing. The increases in revenue were offset by decreases in rental income of $0.5 million due to a reduction in the number of leased locations, as well as decreases in sales at company-owned restaurants and sales of ice cream products.
Baskin-Robbins U.S. segment profit for fiscal year 2013 increased primarily as a result of additional breakage income of $0.5 million related to unredeemed gift certificate balances, as well as increases in franchise fees and other revenues, offset by an increase in personnel costs.
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Royalty income	$9,109	9,301	(192)	(2.1)%
Franchise fees	1,665	1,292	373	28.9%
Rental income	535	561	(26)	(4.6)%
Sales of ice cream products	108,435	90,717	17,718	19.5%
Other revenues	589	104	485	466.3%
Total revenues	$120,333	101,975	18,358	18.0%
Segment profit	$54,321	42,004	12,317	29.3%
The increase in Baskin-Robbins International revenues for fiscal year 2013 was driven by a $17.7 million increase in sales of ice cream products, primarily due to increases in sales of ice cream products in the Middle East and an increase in distribution costs billed to customers, as well as a one-time delay in revenue recognition related to the shift in manufacturing to Dean Foods which unfavorably impacted fiscal year 2012 revenue by approximately $5.8 million.
Baskin-Robbins International segment profit increased $12.3 million for fiscal year 2013 primarily due to an increase in net margin on ice cream of $7.9 million driven by increased sales volumes and cost savings from the transition to Dean Foods, partially offset by Australia inventory write-offs. Also contributing to the increase was the $6.3 million gain recognized on the sale of the Baskin-Robbins Australia business. The increases in segment profit were offset by a decrease in net income of equity method investments of $0.7 million, driven by a decrease in income from our Japan joint venture, partially offset by an increase in income from our South Korea joint venture. Offsetting these increases were incremental costs incurred to support the growth of the Baskin-Robbins international segment.

Fiscal year 2012 compared to fiscal year 2011
Consolidated results of operations

	Fiscal year		Increase (Decrease)
	2012	2011	$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$418,940	$398,474	20,466	5.1%
Rental income	96,816	92,145	4,671	5.1%
Sales of ice cream products	94,659	100,068	(5,409)	(5.4)%
Sales at company-owned restaurants	22,922	12,154	10,768	88.6%
Other revenues	24,844	25,357	(513)	(2.0)%
Total revenues	$658,181	628,198	29,983	4.8%
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

	Fiscal year		Increase (Decrease)
	2012	2011	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$52,072	51,878	194	0.4%
Cost of ice cream products	69,019	72,329	(3,310)	(4.6)%
Company-owned restaurant expenses	23,133	12,854	10,279	80.0%
General and administrative expenses, net	239,574	227,771	11,803	5.2%
Depreciation and amortization	56,027	52,522	3,505	6.7%
Impairment charges	1,278	2,060	(782)	(38.0)%
Total operating costs and expenses	$441,103	419,414	21,689	5.2%
Net income (loss) of equity method investments	22,351	(3,475)	25,826	n/m
Operating income	$239,429	205,309	34,120	16.6%
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
The Company incurred a $14.0 million reduction to operating income associated with the plant closing and transition in fiscal year 2012, including $5.0 million of general and administrative costs related to severance and other transition-related costs, $4.2 million of accelerated depreciation on property, plant, and equipment, $2.7 million of incremental ice cream production costs, and a one-time delay in revenue recognition, net of related cost of ice cream products, as a result of the change in shipping terms of $2.1 million. The remaining costs to be incurred associated with the plant closing and transition primarily consist of a loss of approximately $3 million to $4 million related to the settlement of our Canadian pension plan.
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
The decrease in net interest expense for fiscal year 2012 resulted primarily from the repayment of $375.0 million of 9.625% senior notes with proceeds from the Company’s initial public offering completed in August 2011. Net interest expense for fiscal year 2012 also benefited from the re-pricing of outstanding term loans in conjunction with additional term loan borrowings in February and May 2011, the proceeds of which were used to repay the higher rate senior notes, as well as the impact of the extra week of interest expense in the prior year. Offsetting these decreases was incremental interest expense on $400.0 million of additional term loan borrowings at an interest rate of 4.0%, which were used to repurchase 15.0 million shares of common stock from certain shareholders in August 2012.
The loss on debt extinguishment and refinancing transactions for fiscal year 2012 of $4.0 million primarily related to the $400.0 million of additional term loan borrowings in August 2012. The loss on debt extinguishment and refinancing transactions of $34.2 million for fiscal year 2011 resulted from the term loan refinancing transactions and related repayments of senior notes completed in the first and second quarters of 2011, as well as the repayment of senior notes with proceeds from the Company's initial public offering in the third quarter of 2011.
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
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2011	2010	$	%
	(In thousands, except percentages)
Royalty income	$9,301	8,422	879	10.4%
Franchise fees	1,292	1,593	(301)	(18.9)%
Rental income	561	616	(55)	(8.9)%
Sales of ice cream products	90,717	96,288	(5,571)	(5.8)%
Other revenues	104	(32)	136	n/m
Total revenues	$101,975	106,887	(4,912)	(4.6)%
Segment profit	$42,004	42,844	(840)	(2.0)%
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
Liquidity and capital resources
As of December 28, 2013, we held $256.9 million of cash and cash equivalents, which included $134.5 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of December 28, 2013, we had a borrowing capacity of $97.0 million under our $100.0 million revolving credit facility. During fiscal year 2013, net cash provided by operating activities was $141.8 million, as compared to net cash provided by operating activities of $154.4 million for fiscal year 2012. Net cash provided by operating activities for fiscal years 2013 and 2012 includes net cash inflows of $2.0 million and $2.3 million, respectively, related to advertising funds and gift card/certificate programs. Excluding cash flows related to advertising funds and gift card/certificate programs, we generated $116.9 million and $129.2 million of free cash flow during fiscal years 2013 and 2012, respectively.
The decrease in free cash flow from fiscal year 2012 to 2013 was primarily due to an unfavorable impact from changes in operating assets and liabilities, driven by a delay in cash collections of accounts receivable as a result of a change in shipping terms related to ice cream shipments to certain international markets, as well as fluctuations in other current liabilities, due primarily to the timing of interest payments. The unfavorable impacts were offset by the increase in net income.
Free cash flow is a non-GAAP measure reflecting net cash provided by operating and investing activities, excluding the cash flows related to advertising funds and gift card/certificate programs. The Company uses free cash flow as a key performance measure for the purpose of evaluating performance internally and our ability to generate cash. We also believe free cash flow provides our investors with useful information regarding our historical cash flow results. This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP. Use of the term free cash flow may differ from similar measures reported by other companies.
Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Fiscal year
	2013	2012
Net cash provided by operating activities	$141,799	154,420
Less: Increase related to advertising funds and gift card/certificate programs	(2,006)	(2,315)
Less: Net cash used in investing activities	(22,906)	(22,947)
Free cash flow	$116,887	129,158
Net cash provided by operating activities of $141.8 million during fiscal year 2013 was primarily driven by net income of $146.3 million, increased by depreciation and amortization of $49.4 million, and dividends received from joint ventures of $7.2 million, offset by $21.2 million of other net non-cash reconciling adjustments, as well as $39.9 million of changes in operating assets and liabilities. The $21.2 million of other net non-cash reconciling adjustments primarily resulted from net income from equity method investments, gain on sale of 80% of our Baskin-Robbins Australia business, and a deferred tax benefit, offset by share-based compensation expense, loss on debt extinguishment and refinancing transactions, and the amortization of deferred financing costs and original issue discount. The $39.9 million of changes in operating assets and liabilities was primarily driven by cash paid for income taxes, increases in accounts receivable related to sales of ice cream products, and increases in receivables related to gift cards, offset by the reserve related to the third-party product volume guarantee. During fiscal year 2013, we invested $31.1 million in capital additions to property and equipment, and received net proceeds from the Baskin-Robbins Australia sale of $6.7 million. Net cash used in financing activities was $114.2 million during fiscal year 2013, driven primarily by dividend payments of $81.0 million, the repurchase of common stock of $28.0 million, and repayment of long-term debt of $24.2 million, offset by additional tax benefits of $15.4 million realized from the exercise of stock options.
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
Our senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes term loan and revolving credit facilities. The original aggregate borrowings available under the senior credit facility are approximately $2.00 billion, consisting of a fully-drawn approximately $1.90 billion term loan facility and an undrawn $100.0 million revolving credit facility. As of December 28, 2013, there was $1.83 billion of total principal outstanding on the term loans, while there was $97.0 million in available borrowings under the revolving credit facility as $3.0 million of letters of credit were outstanding.
In February 2014, we amended the senior credit facility to reduce the applicable interest rate. The senior credit facility now consists of $1.38 billion in term loans due February 2021 ("2021 Term Loans"), $450.0 million in term loans due September 2017 ("2017 Term Loans"), and a $100.0 million revolving credit facility due February 2019. Pursuant to the February 2014 amendment to the senior credit facility, principal amortization repayments are required to be made on the 2017 Term Loans equal to $4.5 million per calendar year, payable in quarterly installments beginning June 2014 through June 2017. Pursuant to the February 2014 amendment to the senior credit facility, principal amortization repayments are required to be made on the 2021 Term Loans equal to approximately $13.8 million per calendar year, payable in quarterly installments beginning June 2015 through December 2020. The final scheduled principal payments on the outstanding borrowings under the 2017 Term Loans and 2021 Term Loans are due in September 2017 and February 2021, respectively. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the credit facility), is less than 4.75x, no excess cash flow payments are required. The Company intends to make quarterly payments of $5.0 million.
As a result of the February 2014 amendment to the senior credit facility, the 2021 Term Loans bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) the LIBOR rate plus 1.0%, and (d) 1.75% or (2) a LIBOR rate provided that LIBOR shall not be lower than 0.75%. The applicable margin under the term loan facility is 1.50% for loans based upon the base rate and 2.50% for loans based upon the LIBOR rate.
As a result of the February 2014 amendment to the senior credit facility, the 2017 Term Loans bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, and (c) the LIBOR rate plus 1.0%, or (2) a LIBOR rate. The applicable margin under the term loan facility is 1.50% for loans based upon the base rate and 2.50% for loans based upon the LIBOR rate.
As a result of the February 2014 amendment to the senior credit facility, borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, and (c) the LIBOR rate plus 1.0%, or (2) a LIBOR rate. The applicable margin under the revolving credit facility is 1.25% for loans based upon the base rate and 2.25% for loans based upon the LIBOR rate. In addition, we are required to pay a 0.5% commitment fee per annum on the unused portion of the revolver and a fee for letter of credit amounts outstanding of 2.25%.
As of December 28, 2013, we had variable-to-fixed interest rate swap agreements to hedge the floating interest rate on $900.0 million notional amount of our outstanding term loan borrowings. We are required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.37%. In exchange, we receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a 1.0% floor.
As a result of the February 2014 amendment to the senior credit facility, we amended the interest rate swap agreements to align the embedded floors with the amended term loans. As a result of the amendments to the interest rate swap agreements, we will be required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.22%. In exchange, we will receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a 0.75% floor. There was no change to the notional amount of the term loan borrowings being hedged.

The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense, each of which becomes more restrictive over time. As of December 28, 2013, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 8.00 to 1.00 and a minimum interest coverage ratio of 1.65 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization and impairment of long-lived assets, as adjusted for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of December 28, 2013, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 4.64 to 1.00 and an interest coverage ratio of 4.99 to 1.00, which were calculated for fiscal year 2013 based upon the adjustments to EBITDA, as provided for under the terms of our senior credit facility. The following is a reconciliation of our net income to such adjusted EBITDA for fiscal year 2013 (in thousands):

Fiscal year 2013
Net income including noncontrolling interests	$146,304
Interest expense	80,235
Income tax expense	71,784
Depreciation and amortization	49,366
Impairment charges	1,436
EBITDA	349,125
Adjustments:
Non-cash adjustments(a)	12,602
Loss on debt extinguishment and refinancing transactions(b)	5,018
Severance charges(c)	598
Third-party product volume guarantee	7,500
Gain on sale of joint venture	(6,320)
Other(d)	4,412
Total adjustments	23,810
Adjusted EBITDA	$372,935

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(b)
Represents transaction costs associated with the refinancing and repayment of long-term debt, including fees paid to third parties and write-off of deferred financing costs and original issue discount.

(c)	Represents severance and related benefits costs associated with reorganizations.

(d)
Represents costs and fees associated with various franchisee-related information technology and other investments, bank fees, the closure of the Company's Canadian ice cream manufacturing plant, as well as the net impact of other insignificant adjustments.

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
Off balance sheet obligations
In limited instances, we issue guarantees to financial institutions so that our franchisees can obtain financing with terms of approximately three to ten years for various business purposes. We recognize a liability and offsetting asset for the fair value of such guarantees. The fair value of a guarantee is based on historical default rates of our total guaranteed loan pool. We monitor the financial condition of our franchisees and record provisions for estimated losses on guaranteed liabilities of our franchisees if we believe that our franchisees are unable to make their required payments. As of December 28, 2013, if all of our outstanding guarantees of franchisee financing obligations came due simultaneously, we would be liable for approximately $3.0 million. As of December 28, 2013, no reserves had been recorded for such guarantees. We generally have cross-default provisions with these franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under such loans. We believe these cross-default provisions significantly reduce the risk that we would not be able to recover the amount of required payments under these guarantees and, historically, we have not incurred significant losses under these guarantees due to defaults by our franchisees.
In 2012, we entered into a third-party guarantee with a distribution facility of franchisee products that guaranteed franchisees would sell a certain volume of cooler beverages each year over a 4-year period. During the second quarter of fiscal year 2013, the Company determined that the franchisees will not achieve the required sales volume, and therefore, the Company accrued the maximum guarantee under the agreement of $7.5 million. The Company expects to make the required guarantee payment during the first quarter of 2014. No additional guarantee payments will be required under the agreement.
We have also entered into a third-party guarantee with this distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by our franchisees over the term of the agreement, the amount of the guarantee is reduced. As of December 28, 2013, we were contingently liable for $5.7 million, under this guarantee. Additionally, we have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 28, 2013, we were contingently liable under such supply chain agreements for approximately $52.6 million. We assess the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we have not recorded any liabilities related to these commitments, except for the liability recorded in connection with the cooler beverage commitment discussed above.
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of December 28, 2013, the potential amount of undiscounted payments we could be required to make in the event of nonpayment by the primary lessee was $6.4 million. Our franchisees are the primary lessees under the majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, and we have not recorded a liability for such contingent liabilities.
Contractual obligations
The following table sets forth our contractual obligations as of December 28, 2013, and additionally reflects the impact of the February 2014 refinancing transaction and related amendments of our interest rate swap agreements:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$2,386.8	68.3	170.6	626.2	1,521.7
Capital lease obligations	12.0	1.0	2.1	2.2	6.7
Operating lease obligations	639.8	52.9	102.3	100.3	384.3
Purchase obligations and guarantees(2)(3)	8.4	7.8	0.6	—	—
Short and long-term obligations(4)	1.6	1.6	—	—	—
Total(5)	$3,048.6	131.6	275.6	728.7	1,912.7

(1)
Amounts include mandatory principal payments on long-term debt, as well as estimated interest of $64.9 million, $137.5 million, $161.0 million, and $189.5 million for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Interest on the $1.8 billion of term loans under our senior credit facility is variable, subject to an interest rate floor for a portion of the term loans, and has been estimated based on a current LIBOR yield curve. Additionally, estimated interest also reflects the impact of our amended variable-to-fixed interest rate swap agreements. Our term loans also require us to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for the preceding fiscal year based on our leverage ratio at the end of the fiscal year. If our leverage ratio is less than 4.75x, then no excess cash flow prepayment is required. No excess cash flow payment is required related to fiscal year 2013 based on our current leverage ratio, and therefore no excess cash flow payments have been reflected for any years in the contractual obligation amounts above.

(2)
We have entered into two third-party guarantees with a distribution facility of franchisee products that ensures franchisees will purchase or sell a certain volume of product. As of December 28, 2013, we were contingently liable for $5.7 million under one of these guarantees, and are currently obligated to pay $7.5 million in the first quarter of 2014 under the other guarantee. We also have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in our being contingently liable upon early termination of the agreement or engaging with another supplier. . As of December 28, 2013, we were contingently liable under such supply chain agreements for approximately $52.6 million, and considering various factors including internal forecasts, prior history, and ability to extend contract terms, we have accrued $0.9 million related to these supply chain commitments. Such amounts, with the exception of the $7.5 million guarantee payment due in the first quarter of 2014 and the supply chain commitments accrued, are not included in the table above as timing of payment, if any, is uncertain.

(3)
We are guarantors of and are contingently liable for certain lease arrangements primarily as the result of our assigning our interest. As of December 28, 2013, we were contingently liable for $6.4 million under these guarantees, which are discussed further above in “Off Balance Sheet Obligations.” Additionally, in certain cases, we issue guarantees to financial institutions so that franchisees can obtain financing. If all outstanding guarantees, which are discussed further below in “Critical accounting policies,” came due as of December 28, 2013, we would be liable for approximately $3.0 million. Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(4)
Amounts include obligations to former employees under severance agreements. Excluded from these amounts are any payments that may be required related to pending litigation, such as the Bertico matter more fully described in note 17(d) to our consolidated financial statements included herein, as the amount and timing of cash requirements, if any, are uncertain.

(5)
Income tax liabilities for uncertain tax positions, gift card/certificate liabilities, and liabilities to various advertising funds are excluded from the table above as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 28, 2013, we had a liability for uncertain tax positions, including accrued interest and penalties thereon, of $12.4 million. As of December 28, 2013, we had a gift card/certificate liability of $139.7 million and a gift card breakage liability of $14.1 million (see note 2(v) to our consolidated financial statements included herein). As of December 28, 2013, we had a net payable of $17.6 million to the various advertising funds.

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

Revenue recognition
Initial franchise fee revenue is recognized upon substantial completion of the services required of us as stated in the franchise agreement, which is generally upon opening of the respective restaurant. Fees collected in advance are deferred until earned. Royalty income is based on a percentage of franchisee gross sales and is recognized when earned, which occurs at the franchisees’ point of sale. Renewal fees are recognized when a renewal agreement with a franchisee becomes effective. Rental income for base rentals is recorded on a straight-line basis over the lease term. Contingent rent is recognized as earned, and any amounts received from lessees in advance of achieving stipulated thresholds are deferred until such threshold is actually achieved. Revenue from the sale of ice cream is recognized when title and risk of loss transfers to the buyer, which is generally upon delivery. Licensing fees are recognized when earned, which is generally upon sale of the underlying products by the licensees. Retail store revenues at company-owned restaurants are recognized when payment is tendered at the point of sale, net of sales tax and other sales-related taxes. Gains on the refranchise or sale of a restaurant are recognized when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at risk equity, and we are satisfied that the buyer can meet its financial obligations to us.
Allowances for franchise, license, and lease receivables / guaranteed financing
We reserve all or a portion of a franchisee’s receivable balance when deemed necessary based upon detailed review of such balances, and apply a pre-defined reserve percentage based on an aging criteria to other balances. We perform our reserve analysis during each fiscal quarter or when events or circumstances indicate that we may not collect the balance due. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.
In limited instances, we issue guarantees to financial institutions so that our franchisees can obtain financing with terms of approximately three to ten years for various business purposes. We recognize a liability and offsetting asset for the fair value of such guarantees. The fair value of a guarantee is based on historical default rates of our total guaranteed loan pool. We monitor the financial condition of our franchisees and record provisions for estimated losses on guaranteed liabilities of our franchisees if we believe that our franchisees are unable to make their required payments. As of December 28, 2013, if all of our outstanding guarantees of franchisee financing obligations came due simultaneously, we would be liable for approximately $3.0 million. As of December 28, 2013, the Company had no reserves recorded for such guarantees. We generally have cross-default provisions with these franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under such loans. We believe these cross-default provisions significantly reduce the risk that we would not be able to recover the amount of required payments under these guarantees and, historically, we have not incurred significant losses under these guarantees due to defaults by our franchisees.
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
We have intangible assets other than goodwill and trade names that are amortized on a straight-line basis over their estimated useful lives or terms of their related agreements. Other intangible assets consist primarily of franchise and international license rights ("franchise rights"), ice cream distribution and territorial franchise agreement license rights ("license rights"), and operating lease interests acquired related to our prime leases and subleases ("operating leases acquired"). Franchise rights, license rights, and operating leases acquired recorded in the consolidated balance sheets were valued using an appropriate valuation method during the period of acquisition. Amortization of franchise rights, license rights, and favorable operating leases acquired is recorded as amortization expense in the consolidated statements of operations and amortized over the respective franchise, license, and lease terms using the straight-line method. Unfavorable operating leases acquired related to our prime leases and subleases are recorded in the liability section of the consolidated balance sheets and are amortized into rental expense and rental income, respectively, over the base lease term of the respective leases using the straight-line method. Our amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An intangible asset that is deemed impaired is written down to its estimated fair value, which is based on discounted cash flows.
Income taxes
Our major tax jurisdictions subject to income tax are the U.S. and Canada. The majority of our legal entities were converted to limited liability companies (“LLCs”) on March 1, 2006 and a number of new LLCs were created on or about March 15, 2006. All of these LLCs are single member entities which are treated as disregarded entities and included as part of DBGI in the consolidated federal income tax return. We also have subsidiaries in foreign jurisdictions that file separate tax returns in their respective countries and local jurisdictions, as required. In addition to Canada, the foreign jurisdictions that our subsidiaries file tax returns include the United Kingdom, Australia, Spain, and China. The current income tax liabilities for our foreign subsidiaries are calculated on a stand-alone basis. The current federal tax liability for each entity included in our consolidated federal income tax return is calculated on a stand-alone basis, including foreign taxes, for which a separate company foreign tax credit is calculated in lieu of a deduction for foreign withholding taxes paid. As a matter of course, we are regularly audited by federal, state, and foreign tax authorities.
Deferred tax assets and liabilities are recorded for the expected future tax consequences of items that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of assets and liabilities and the respective tax bases of assets and liabilities using enacted tax rates that are expected to apply in years in which the temporary differences are expected to reverse. The effects of changes in tax rate and changes in apportionment of income between tax jurisdictions on deferred tax assets and liabilities are recognized in the consolidated statements of operations in the year in which the law is enacted or change in apportionment occurs. Valuation allowances are provided when we do not believe it is more likely than not that we will realize the benefit of identified tax assets.
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
Foreign exchange risk
We are subject to inherent risks attributed to operating in a global economy. Most of our revenues, costs and debts are denominated in U.S. dollars. Our investments in, and equity income from, joint ventures are denominated in foreign currencies, and are therefore subject to foreign currency fluctuations. For fiscal year 2013, a 5% change in foreign currencies relative to the U.S. dollar would have had an approximately $0.9 million impact on equity in net income of joint ventures. Additionally, a 5%

change in foreign currencies as of December 28, 2013 would have had an $8.5 million impact on the carrying value of our investments in joint ventures. In the future, we may consider the use of derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks.
Interest rate risk
We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate exposure mainly relates to a portion of the term loans outstanding under our senior credit facility. We have a $1.90 billion term loan facility bearing interest at variable rates. We have entered into variable-to-fixed interest rate swap agreements to hedge the floating interest rate on $900.0 million notional amount of our outstanding term loan borrowings. These swaps are scheduled to mature in November 2017. Pursuant to the amendments to the swap agreements as more fully described in Item 7 under "Liquidity and capital resources," we are required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.22%. In exchange, we receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a 0.75% floor. Based on the principal amount of term loan borrowings outstanding at December 28, 2013 and considering the amended interest rate swaps, each eighth of a percentage point change in interest rates above the minimum interest rate specified in the senior credit facility would result in a $1.2 million change in annual interest expense on our term loan facility. We also have a revolving credit facility, which provides for borrowings of up to $100.0 million and bears interest at variable rates. Assuming the revolver is fully drawn, each eighth of a percentage point change in interest rates above the minimum interest rate specified in the senior credit facility would result in a $0.1 million change in annual interest expense on our revolving loan facility. There was no material impact to our interest rate risk above the minimum interest rate specified as a result of the February 2014 amendment to our senior credit facility.
In the future, we may enter into additional hedging instruments, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dunkin’ Brands Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 28, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dunkin’ Brands Group, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dunkin’ Brands Group, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
February 20, 2014

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$256,933	252,618
Accounts receivable, net	47,162	32,407
Notes and other receivables, net	32,603	20,649
Assets held for sale	1,663	2,400
Deferred income taxes, net	46,461	47,263
Restricted assets of advertising funds	31,493	31,849
Prepaid income taxes	25,699	10,825
Prepaid expenses and other current assets	19,746	21,769
Total current assets	461,760	419,780
Property and equipment, net	182,858	181,172
Equity method investments	170,644	174,823
Goodwill	891,598	891,900
Other intangible assets, net	1,452,205	1,479,784
Restricted cash	305	367
Other assets	75,320	69,687
Total assets	$3,234,690	3,217,513
Liabilities, Redeemable Noncontrolling Interests, and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,000	26,680
Capital lease obligations	432	371
Accounts payable	12,445	16,256
Liabilities of advertising funds	49,077	45,594
Deferred income	28,426	24,683
Other current liabilities	248,918	239,931
Total current liabilities	344,298	353,515
Long-term debt, net	1,818,609	1,823,278
Capital lease obligations	6,996	7,251
Unfavorable operating leases acquired	16,834	19,061
Deferred income	11,135	15,720
Deferred income taxes, net	561,714	569,126
Other long-term liabilities	62,816	79,587
Total long-term liabilities	2,478,104	2,514,023
Commitments and contingencies (note 17)
Redeemable noncontrolling interests	4,930	—
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at December 28, 2013 and December 29, 2012, respectively	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 106,876,919 shares issued and 106,646,219 shares outstanding at December 28, 2013; 106,146,984 shares issued and outstanding at December 29, 2012	107	106
Additional paid-in capital	1,196,426	1,251,498
Treasury stock, at cost	(10,773)	—
Accumulated deficit	(779,741)	(914,094)
Accumulated other comprehensive income	1,339	9,141
Total stockholders’ equity of Dunkin' Brands	407,358	346,651
Noncontrolling interests	—	3,324
Total stockholders' equity	407,358	349,975
Total liabilities, redeemable noncontrolling interests, and stockholders' equity	$3,234,690	3,217,513

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Revenues:
Franchise fees and royalty income	$453,976	418,940	398,474
Rental income	96,082	96,816	92,145
Sales of ice cream products	112,276	94,659	100,068
Sales at company-owned restaurants	24,976	22,922	12,154
Other revenues	26,530	24,844	25,357
Total revenues	713,840	658,181	628,198
Operating costs and expenses:
Occupancy expenses—franchised restaurants	52,097	52,072	51,878
Cost of ice cream products	79,278	69,019	72,329
Company-owned restaurant expenses	24,480	23,133	12,854
General and administrative expenses, net	228,010	239,574	227,771
Depreciation	22,423	29,084	24,497
Amortization of other intangible assets	26,943	26,943	28,025
Long-lived asset impairment charges	563	1,278	2,060
Total operating costs and expenses	433,794	441,103	419,414
Net income (loss) of equity method investments:
Net income, excluding impairment	19,243	22,351	16,277
Impairment charge, net of tax	(873)	—	(19,752)
Total net income (loss) of equity method investments	18,370	22,351	(3,475)
Other operating income, net	6,320	—	—
Operating income	304,736	239,429	205,309
Other income (expense):
Interest income	404	543	623
Interest expense	(80,235)	(74,031)	(105,072)
Loss on debt extinguishment and refinancing transactions	(5,018)	(3,963)	(34,222)
Other gains (losses), net	(1,799)	23	175
Total other expense	(86,648)	(77,428)	(138,496)
Income before income taxes	218,088	162,001	66,813
Provision for income taxes	71,784	54,377	32,371
Net income including noncontrolling interests	146,304	107,624	34,442
Net loss attributable to noncontrolling interests	(599)	(684)	—
Net income attributable to Dunkin' Brands	$146,903	108,308	34,442
Earnings (loss) per share:
Class L—basic and diluted	n/a	n/a	$6.14
Common—basic	$1.38	0.94	(1.41)
Common—diluted	1.36	0.93	(1.41)
Cash dividends declared per common share	0.76	0.60	—

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income including noncontrolling interests	$146,304	107,624	34,442
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $205, $(260), and $295 for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively	(14,909)	(5,996)	6,560
Unrealized gains (losses) on interest rate swaps, net of deferred tax expense (benefit) of $5,290 and $(1,154) for the fiscal years ended December 28, 2013 and December 29, 2012, respectively	7,740	(1,655)	—
Unrealized loss on pension plan, net of deferred tax benefit of $200, $415, and $85 for the fiscal years ended December 28, 2013, December 29, 2012, and December 31, 2011, respectively	(612)	(1,180)	(233)
Other	(21)	(1,629)	(353)
Total other comprehensive income (loss)	(7,802)	(10,460)	5,974
Comprehensive income including noncontrolling interests	138,502	97,164	40,416
Comprehensive loss attributable to noncontrolling interests	(599)	(684)	—
Comprehensive income attributable to Dunkin' Brands	$139,101	97,848	40,416

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Stockholders' equity								Redeemable noncontrolling interests
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive income	Noncontrolling interests	Total
	Shares	Amount
Balance at December 25, 2010	41,853	$42	195,212	(1,807)	(741,415)	13,627	—	(534,341)	—
Net income	—	—	—	—	34,442	—	—	34,442	—
Other comprehensive income	—	—	—	—	—	5,974	—	5,974	—
Accretion of Class L preferred return	—	—	—	—	(45,102)	—	—	(45,102)	—
Conversion of Class L shares into common stock	55,653	55	887,786	—	—	—	—	887,841	—
Issuance of common stock in connection with initial public offering	22,250	22	389,939	—	—	—	—	389,961	—
Issuance of common stock	129	—	942	—	—	—	—	942	—
Exercise of stock options	62	—	266	—	—	—	—	266	—
Share-based compensation expense	105	—	4,632	—	—	—	—	4,632	—
Repurchases of common stock	—	—	—	(173)	—	—	—	(173)	—
Retirement of treasury stock	(558)	—	(1,980)	1,980	—	—	—	—	—
Excess tax benefits from share-based compensation	—	—	1,494	—	—	—	—	1,494	—
Balance at December 31, 2011	119,494	119	1,478,291	—	(752,075)	19,601	—	745,936	—
Net income	—	—	—	—	108,308	—	(684)	107,624	—
Other comprehensive loss	—	—	—	—	—	(10,460)	—	(10,460)	—
Exercise of stock options	1,277	2	4,416	—	—	—	—	4,418	—
Contributions from noncontrolling interests	—	—	—	—	—	—	4,008	4,008	—
Dividends paid on common stock	—	—	(70,069)	—	—	—	—	(70,069)	—
Share-based compensation expense	372	—	6,920	—	—	—	—	6,920	—
Repurchases of common stock	—	—	—	(450,369)	—	—	—	(450,369)	—
Retirement of treasury stock	(15,001)	(15)	(180,027)	450,369	(270,327)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	11,978	—	—	—	—	11,978	—
Other	—	—	(11)	—	—	—	—	(11)	—
Balance at December 29, 2012	106,142	106	1,251,498	—	(914,094)	9,141	3,324	349,975	—
Net income	—	—	—	—	146,903	—	(239)	146,664	(360)
Other comprehensive loss	—	—	—	—	—	(7,802)	—	(7,802)	—
Exercise of stock options	1,140	1	7,962	—	—	—	—	7,963	—
Reclassification to redeemable noncontrolling interests	—	—	—	—	—	—	(3,085)	(3,085)	3,085
Contributions from redeemable noncontrolling interests	—	—	—	—	—	—	—	—	2,205
Dividends paid on common stock	—	—	(81,008)	—	—	—	—	(81,008)	—
Share-based compensation expense	12	—	7,323	—	—	—	—	7,323	—
Repurchases of common stock	—	—	—	(27,963)	—	—	—	(27,963)	—
Retirement of treasury stock	(417)	—	(4,688)	17,190	(12,502)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	15,366	—	—	—	—	15,366	—
Other	—	—	(27)	—	(48)	—	—	(75)	—
Balance at December 28, 2013	106,877	$107	1,196,426	(10,773)	(779,741)	1,339	—	407,358	4,930

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Cash flows from operating activities:
Net income including noncontrolling interests	$146,304	107,624	34,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,366	56,027	52,522
Amortization of deferred financing costs and original issue discount	4,706	5,727	6,278
Loss on debt extinguishment and refinancing transactions	5,018	3,963	34,222
Impact of unfavorable operating leases acquired	(2,177)	(2,352)	(3,230)
Deferred income taxes	(13,191)	(6,946)	(11,363)
Long-lived asset impairment charges	563	1,278	2,060
Provision for (recovery of) bad debt	3,484	(542)	2,019
Share-based compensation expense	7,323	6,920	4,632
Net loss (income) of equity method investments	(18,370)	(22,351)	3,475
Dividends received from equity method investments	7,226	6,497	7,362
Gain on sale of joint venture	(6,320)	—	—
Other, net	(2,268)	(845)	(2,633)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	(27,444)	6,321	19,123
Other current assets	1,879	(1,480)	4,406
Accounts payable	46	2,804	85
Other current liabilities	8,163	38,767	17,904
Liabilities of advertising funds, net	4,795	(5,688)	(3,572)
Income taxes payable, net	(27,847)	(38,928)	473
Deferred income	(842)	(1,491)	(5,658)
Other, net	1,385	(885)	156
Net cash provided by operating activities	141,799	154,420	162,703
Cash flows from investing activities:
Additions to property and equipment	(31,099)	(22,398)	(18,596)
Proceeds from sale of joint venture	6,682	—	—
Other, net	1,511	(549)	(1,211)
Net cash used in investing activities	(22,906)	(22,947)	(19,807)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	396,000	250,000
Repayment of long-term debt	(24,157)	(15,441)	(654,608)
Payment of deferred financing and other debt-related costs	(6,157)	(5,978)	(20,087)
Proceeds from initial public offering, net of offering costs	—	—	389,961
Repurchases of common stock	(27,963)	(450,369)	(286)
Dividends paid on common stock	(81,008)	(70,069)	—
Exercise of stock options	7,963	4,418	266
Excess tax benefits from share-based compensation	15,366	11,978	1,494
Other, net	1,782	3,859	3,186
Net cash used in financing activities	(114,174)	(125,602)	(30,074)
Effect of exchange rate changes on cash and cash equivalents	(404)	32	(207)
Increase in cash and cash equivalents	4,315	5,903	112,615
Cash and cash equivalents, beginning of year	252,618	246,715	134,100
Cash and cash equivalents, end of year	$256,933	252,618	246,715
Supplemental cash flow information:
Cash paid for income taxes	$98,483	90,225	43,143
Cash paid for interest	78,127	54,115	103,147
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,366	5,244	1,641
Purchase of leaseholds in exchange for capital lease obligations	173	2,818	—

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Description of business and organization
Dunkin’ Brands Group, Inc. (“DBGI”), together with its consolidated subsidiaries, is one of the world’s largest franchisors of restaurants serving coffee and baked goods, as well as ice cream, within the quick service restaurant segment of the restaurant industry. We develop, franchise, and license a system of both traditional and nontraditional quick service restaurants and, in limited circumstances, own and operate individual locations. Through our Dunkin’ Donuts brand, we develop and franchise restaurants featuring coffee, donuts, bagels, breakfast sandwiches, and related products. Through our Baskin-Robbins brand, we develop and franchise restaurants featuring ice cream, frozen beverages, and related products. Additionally, we distribute Baskin-Robbins ice cream products to Baskin-Robbins franchisees and licensees in certain international markets.
Throughout these consolidated financial statements, “Dunkin’ Brands,” “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.
(2) Summary of significant accounting policies
(a) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2013 and 2012 reflect the results of operations for the 52-week periods ended December 28, 2013 and December 29, 2012, respectively, and fiscal year 2011 reflects the results of operations for the 53-week period ended December 31, 2011.
(b) Basis of presentation and consolidation
The accompanying consolidated financial statements include the accounts of DBGI and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant transactions and balances between subsidiaries have been eliminated in consolidation.
We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. We also consider for consolidation an entity, in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The principal entities in which we possess a variable interest include franchise entities, the advertising funds (see note 4), and our equity method investees. We do not possess any ownership interests in franchise entities, except for our investments in various entities that are accounted for under the equity method or are otherwise consolidated. Additionally, we generally do not provide financial support to franchise entities in a typical franchise relationship. As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE. Based on the results of our analysis of potential VIEs, we have not consolidated any franchise entities. The Company’s maximum exposure to loss resulting from involvement with potential franchise VIEs is attributable to aged trade and notes receivable balances, outstanding loan guarantees (see note 17(b)), and future lease payments due from franchisees (see note 11).
The Company holds a 51% interest in a limited partnership that owns and operates Dunkin' Donuts restaurants in the Dallas, Texas area. The Company possesses control of this entity and, therefore, consolidates the results of the limited partnership. During fiscal year 2013, the Company amended the partnership agreement with the noncontrolling owners to provide the noncontrolling owners the option in early 2017 to sell their entire interest to the Company. As a result of the amendment, the partnership agreement now contains a redemption feature that is not currently redeemable, but it is probable to become redeemable in the future. As such, the Company reclassified the noncontrolling interests in fiscal year 2013 to temporary equity (between liabilities and stockholders’ equity) in the consolidated balance sheets. The net loss and comprehensive loss attributable to the noncontrolling interest are presented separately in the consolidated statements of operations and comprehensive income, respectively. As of December 28, 2013, the consolidated balance sheets included $3.0 million of cash and cash equivalents and $6.4 million of property and equipment, net for this partnership entity, which may be used only to settle obligations of the partnership.

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
(d) Cash and cash equivalents and restricted cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 28, 2013 and December 29, 2012, we maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Cash held related to the advertising funds and the Company’s gift card/certificate programs are classified as unrestricted cash as there are no legal restrictions on the use of these funds; however, the Company intends to use these funds solely to support the advertising funds and gift card/certificate programs rather than to fund operations. Total cash balances related to the advertising funds and gift card/certificate programs as of December 28, 2013 and December 29, 2012 were $134.5 million and $125.4 million, respectively.
(e) Fair value of financial instruments
The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $5.3 million and $5.8 million as of December 28, 2013 and December 29, 2012, respectively, approximates fair value.
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

Financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2013 and December 29, 2012 are summarized as follows (in thousands):

	December 28, 2013			December 29, 2012
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
Assets:
Mutual funds	$1,012	—	1,012	2,505	—	2,505
Interest rate swaps	—	10,221	10,221	—	—	—
Total assets	$1,012	10,221	11,233	2,505	—	2,505
Liabilities:
Deferred compensation liabilities	$—	7,181	7,181	—	7,379	7,379
Interest rate swaps	—	—	—	—	2,809	2,809
Total liabilities	$—	7,181	7,181	—	10,188	10,188
The deferred compensation liabilities relate primarily to the Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (“NQDC Plan”), which allows for pre-tax salary deferrals for certain qualifying employees (see note 18). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds mutual funds, as well as money market funds, to partially offset the Company’s liabilities under the NQDC Plan as well as other benefit plans. The changes in the fair value of the mutual funds are derived using quoted prices in active markets for the specific funds. As such, the mutual funds are classified within Level 1, as defined under U.S. GAAP.
The Company uses readily available market data to value its interest rate swaps, such as interest rate curves and discount factors. Additionally, the fair value of derivatives includes consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input, as defined under U.S. GAAP. As the magnitude of the CVA is not a significant component of the fair value of the interest rate swaps as of December 28, 2013, it is not considered a significant input and the derivatives are classified as Level 2.
The carrying value and estimated fair value of long-term debt at December 28, 2013 and December 29, 2012 were as follows (in thousands):

	December 28, 2013		December 29, 2012
Financial liabilities	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Term loans	$1,823,609	1,836,212	1,849,958	1,878,980
The estimated fair value of our term loans is based on current bid prices for our term loans. Judgment is required to develop these estimates. As such, our term loans are classified within Level 2, as defined under U.S. GAAP.
(f) Inventories
Inventories consist primarily of ice cream products sold to certain international markets that are in-transit from our third-party manufacturer to our international licensees, during which time we hold title to such products. Inventories are valued at the lower of cost or estimated net realizable value, and cost is generally determined based on the actual cost of the specific inventory sold. Inventories are included within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
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

(k) Equity method investments
The Company's equity method investments consist of interests in B-R 31 Ice Cream Co., Ltd. (“BR Japan”), BR-Korea Co., Ltd. (“BR Korea”), Coffee Alliance, S.L. (“Spain JV”), and Palm Oasis Pty. Ltd. (“Australia JV”), which are accounted for in accordance with the equity method. As a result of the acquisition of the Company by BCT (see note 19(a)) on March 1, 2006 (“BCT Acquisition”), the Company has recorded a step-up in the basis of our investment in BR Japan. The basis difference is comprised of amortizable franchise rights and related tax liabilities and nonamortizable goodwill. The franchise rights and related tax liabilities are amortized in a manner that reflects the estimated benefits from the use of the intangible asset over a period of 14 years. The franchise rights were valued based on an estimate of future cash flows to be generated from the ongoing management of the contracts over their remaining useful lives.
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
Other intangible assets consist primarily of franchise and international license rights (“franchise rights”), ice cream distribution and territorial franchise agreement license rights (“license rights”), and operating lease interests acquired related to our prime leases and subleases (“operating leases acquired”). Franchise rights, license rights, and operating leases acquired recorded in the consolidated balance sheets were valued using an appropriate valuation method during the period of acquisition. Amortization of franchise rights, license rights, and favorable operating leases acquired is recorded as amortization expense in the consolidated statements of operations and amortized over the respective franchise, license, and lease terms using the straight-line method.
Unfavorable operating leases acquired related to our prime and subleases are recorded in the liability section of the consolidated balance sheets and are amortized into rental expense and rental income, respectively, over the base lease term of the respective leases using the straight-line method. The weighted average amortization period for all unfavorable operating leases acquired is 17 years.
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
(n) Foreign currency translation
We translate assets and liabilities of non-U.S. operations into U.S. dollars at rates of exchange in effect at the balance sheet date, and revenues and expenses at the average exchange rates prevailing during the period. Resulting translation adjustments are recorded as a separate component of comprehensive income and stockholders’ equity, net of deferred taxes. Foreign currency translation adjustments primarily result from our equity method investments, as well as subsidiaries located in Canada, the UK, Australia, and Spain. Business transactions resulting in foreign exchange gains and losses are included in the consolidated statements of operations.
(o) Revenue recognition
Franchise fees and royalty income
Domestically, the Company sells individual franchises as well as territory agreements in the form of store development agreements (“SDAs”) that grant the right to develop restaurants in designated areas. Our franchise agreements and SDAs typically require the franchisee to pay an initial nonrefundable fee and continuing fees, or royalty income, based upon a percentage of sales. The franchisee will typically pay us a renewal fee if we approve a renewal of the franchise agreement. Such fees are paid by franchisees to obtain the rights associated with these franchise agreements or SDAs. Initial franchise fee revenue is recognized upon substantial completion of the services required of the Company as stated in the franchise agreement, which is generally upon opening of the respective restaurant. Fees collected in advance are deferred until earned, with deferred amounts expected to be recognized as revenue within one year classified as current deferred income in the consolidated balance sheets. Royalty income is based on a percentage of franchisee gross sales and is recognized when earned, which occurs at the franchisees’ point of sale. Renewal fees are recognized when a renewal agreement with a franchisee becomes effective. Occasionally, the Company offers incentive programs to franchisees in conjunction with a franchise agreement, SDA, or renewal agreement and, when appropriate, records the costs of such programs as reductions of revenue.
For our international business, we sell master territory and/or license agreements that typically allow the master licensee to either act as the franchisee or to sub-franchise to other operators. Master license and territory fees are generally recognized upon substantial completion of the services required of the Company as stated in the franchise agreement, which is generally upon opening of the first restaurant or as stores are opened, depending on the specific terms of the agreement. Royalty income is based on a percentage of franchisee gross sales and is recognized when earned, which generally occurs at the franchisees’ point of sale. Renewal fees are recognized when a renewal agreement with a franchisee or licensee becomes effective.
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
(q) Share-based payment
We measure compensation cost at fair value on the date of grant for all share-based awards and recognize compensation expense over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for graded-vesting awards subject only to a service condition over the requisite service period of the entire award.
(r) Income taxes
Deferred tax assets and liabilities are recorded for the expected future tax consequences of items that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of assets and liabilities and the respective tax bases of assets and liabilities using enacted tax rates that are expected to apply in years in which the temporary differences are expected to reverse. The effects of changes in tax rates and changes in apportionment of income between tax jurisdictions on deferred tax assets and liabilities are recognized in the consolidated statements of operations in the year in which the law is enacted or change in apportionment occurs. Valuation allowances are provided when the Company does not believe it is more likely than not that it will realize the benefit of identified tax assets.
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
(t) Deferred financing costs
Deferred financing costs primarily represent capitalizable costs incurred related to the issuance and refinancing of the Company’s long-term debt (see note 8). As of December 28, 2013 and December 29, 2012, deferred financing costs of $19.2 million and $25.0 million, respectively, are included in other assets in the consolidated balance sheets, and are being amortized over the remaining maturities of the debt using the effective interest rate method.
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

There are no expiration dates on our gift cards, and we do not charge any service fees. While our franchisees continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. In these circumstances, we may recognize income from unredeemed gift cards (“breakage income”) if they are not subject to unclaimed property laws. Based on redemption data available, breakage income for gift cards was generally recognized five years from the last date of activity on the card through the first quarter of fiscal year 2013. During the second quarter of fiscal year 2013, the Company determined that sufficient historical redemption patterns existed to revise breakage estimates related to unredeemed Dunkin’ Donuts gift cards. Based on historical redemption rates, breakage on Dunkin' Donuts gift cards is now estimated and recognized over time in proportion to actual gift card redemptions. The Company recognizes breakage as income only up to the amount of gift card program costs incurred. Any incremental breakage that exceeds gift card program costs has been committed to franchisees to fund future initiatives that will benefit the gift card program, and is recorded as gift card breakage liability within other current liabilities in the consolidated balance sheets (see note 10).
For fiscal years 2013, 2012, and 2011, total breakage income recognized on gift cards, as well as historical gift certificate programs, was $10.2 million, $7.9 million, and $2.5 million, respectively, and is recorded as a reduction to general and administrative expenses, net. Breakage income for fiscal year 2013 includes a $5.4 million recovery of historical Dunkin' Donuts gift card program costs incurred prior to fiscal year 2013. Breakage income for fiscal year 2012 includes $3.5 million related to historical Baskin-Robbins gift certificates as a result of shifting to gift cards, and represents the balance of gift certificates for which the Company believes the likelihood of redemption by the customer is remote based on historical redemption patterns.
(w) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At December 28, 2013, one master licensee and majority owned subsidiaries of the master licensee accounted for approximately 17% of total accounts and notes receivable, which was due primarily to the timing of orders and shipments of ice cream to the master licensee. At December 29, 2012, no individual franchisee or master licensee accounted for more than 10% of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for the fiscal years ended 2013, 2012, or 2011.
(x) Recent accounting pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This guidance is effective for the Company in fiscal year 2014 with early adoption permitted. The Company has not adopted this guidance as of December 28, 2013, and does not expect the adoption of this guidance to have any impact on the Company's consolidated financial statements.
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

(y) Reclassifications
The Company has revised the presentation of certain captions for prior periods within the consolidated statements of cash flows to conform to the current period presentation. The revisions had no impact on net cash provided by (used in) operating, investing, or financing activities.
(z) Subsequent events
Subsequent events have been evaluated up through the date that these consolidated financial statements were filed.
(3) Franchise fees and royalty income
Franchise fees and royalty income consisted of the following (in thousands):

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Royalty income	$411,428	385,713	363,458
Initial franchise fees and renewal income	42,548	33,227	35,016
Total franchise fees and royalty income	$453,976	418,940	398,474
The changes in franchised and company-owned points of distribution were as follows:

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Systemwide points of distribution:
Franchised points of distribution in operation—beginning of year	17,333	16,565	16,105
Franchises opened	1,388	1,470	1,403
Franchises closed	(600)	(701)	(944)
Net transfers from (to) company-owned points of distribution	1	(1)	1
Franchised points of distribution in operation—end of year	18,122	17,333	16,565
Company-owned points of distribution—end of year	36	35	31
Total systemwide points of distribution—end of year	18,158	17,368	16,596

During fiscal year 2013, the Company performed an internal review of international franchised points of distribution, and determined that certain franchises opened and closed had not been accurately reported in prior years. As such, the points of distribution information for fiscal years 2012 and 2011 above have been adjusted to reflect the results of this internal review. The adjustments to the prior years were not material, and had no impact on the Company's financial position or results of operations. Franchised points of distribution in operation—beginning of year were reduced by 198 and 57 for fiscal years 2012 and 2011, respectively. Franchised points of distribution in operation—end of year were reduced by 91 and 198 for fiscal years 2012 and 2011, respectively.
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
The Company administers and directs the development of all advertising and promotion programs in the advertising funds for which it collects advertising fees, in accordance with the provisions of our franchise agreements. The Company acts as, in substance, an agent with regard to these advertising contributions. We consolidate and report all assets and liabilities held by these advertising funds as restricted assets of advertising funds and liabilities of advertising funds within current assets and current liabilities, respectively, in the consolidated balance sheets. The assets and liabilities held by these advertising funds consist primarily of receivables, accrued expenses, other liabilities, and any cumulative surplus or deficit related specifically to the advertising funds. The revenues, expenses, and cash flows of the advertising funds are not included in the Company’s consolidated statements of operations or consolidated statements of cash flows because the Company does not have complete discretion over the usage of the funds. Contributions to these advertising funds are restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of each of the brands.
At December 28, 2013 and December 29, 2012, the Company had a net payable of $17.6 million and $13.7 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as rent, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, which amounted to $5.5 million, $5.6 million, and $5.7 million for fiscal years 2013, 2012, and 2011, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $2.4 million, $863 thousand, and $2.0 million for fiscal years 2013, 2012, and 2011, respectively, which are included in general and administrative expenses, net in the consolidated statements of operations. Additionally, the Company made net contributions to the advertising funds based on retail sales as owner and operator of company-owned restaurants of $1.0 million, $808 thousand, and $289 thousand for fiscal years 2013, 2012, and 2011, respectively, which are included in company-owned restaurant expenses in the consolidated statements of operations. During fiscal year 2013, the Company also made $5.9 million of contributions to fund future initiatives that will benefit the gift card program, which was contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 2(v) and note 10); no such contributions were made in fiscal years 2012 or 2011.
(5) Property and equipment
Property and equipment at December 28, 2013 and December 29, 2012 consisted of the following (in thousands):

	December 28, 2013	December 29, 2012
Land	$34,052	31,080
Buildings	47,946	45,447
Leasehold improvements	154,491	158,797
Store, production, and other equipment	43,124	50,046
Construction in progress	9,079	5,549
Property and equipment, gross	288,692	290,919
Accumulated depreciation and amortization	(105,834)	(109,747)
Property and equipment, net	$182,858	181,172
The Company recognized impairment charges on leasehold improvements, typically due to termination of the underlying lease agreement, and other corporately-held assets of $119 thousand, $319 thousand, and $1.4 million during fiscal years 2013, 2012, and 2011, respectively, which are included in long-lived asset impairment charges in the consolidated statements of operations.
(6) Equity method investments
The Company’s ownership interests in its equity method investments as of December 28, 2013 and December 29, 2012 were as follows:

	Ownership
Entity	December 28, 2013	December 29, 2012
BR Japan	43.3%	43.3%
BR Korea	33.3%	33.3%
Spain JV	33.3%	33.3%
Australia JV	20.0%	n/a
In June 2013, the Company sold 80% of the Baskin-Robbins Australia franchising business, resulting in a gain of $6.3 million, net of transaction costs, which is included in other operating income in the consolidated statements of operations for the fiscal year 2013. The gain consisted of net proceeds of $6.5 million, offset by the carrying value of the business included in the sale, which totaled $216 thousand. As of December 28, 2013, unpaid transaction-related costs totaling $146 thousand are included in other current liabilities in the consolidated balance sheets. The Company retained the remaining 20% ownership of the Australia JV, and therefore accounts for the Australia JV in accordance with the equity method.
Summary financial information for the equity method investments on an aggregated basis was as follows (in thousands):

	December 28, 2013	December 29, 2012
Current assets	$261,546	248,371
Current liabilities	106,280	102,787
Working capital	155,266	145,584
Property, plant, and equipment, net	139,378	144,570
Other assets	173,491	163,511
Long-term liabilities	52,389	62,351
Equity of equity method investments	$415,746	391,314

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Revenues	$673,537	687,676	659,319
Net income	51,407	51,046	44,156

The comparison between the carrying value of our investments in BR Japan and BR Korea and the underlying equity in net assets of those investments is presented in the table below (in thousands):

	BR Japan		BR Korea
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Carrying value of investment	$79,472	95,776	91,121	77,749
Underlying equity in net assets of investment	45,682	54,410	100,766	88,514
Carrying value in excess of (less than) the underlying equity in net assets(a)	$33,790	41,366	(9,645)	(10,765)

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

The carrying value of our investments in the Spain JV and the Australia JV was not material for any period presented.
The aggregate fair value of the Company's investment in BR Japan, based on its quoted market price on the last business day of the year, is approximately $163.9 million. No quoted market prices are available for the Company's other equity method investments.
Net income (loss) of equity method investments in the consolidated statements of operations for fiscal years 2013, 2012, and 2011 includes $505 thousand, $689 thousand, and $868 thousand, respectively, of net expense related to the amortization of intangible franchise rights and related deferred tax liabilities noted above. As required under the equity method of accounting, such net expense is recorded in the consolidated statements of operations directly to net income (loss) of equity method investments and not shown as a component of amortization expense.

Total estimated amortization expense, net of deferred tax benefits, to be included in net income of equity method investments for fiscal years 2014 through 2018 is as follows (in thousands):

Fiscal year:
2014	$408
2015	345
2016	277
2017	205
2018	128
During the third quarter of 2013, the Company fully reserved all outstanding notes and accounts receivable totaling $2.8 million, and fully impaired its equity investment in the Spain JV of $873 thousand. The reserves on accounts and notes receivable are included in general and administrative expenses, net, and the impairment of the equity investment is included in net income (loss) of equity method investments in the consolidated statements of operations.
During the fourth quarter of 2011, management concluded that indicators of potential impairment were present related to our investment in BR Korea based on continued declines in the operating performance and future projections of the Korea Dunkin’ Donuts business. Accordingly, the Company engaged an independent third-party valuation specialist to assist the Company in determining the fair value of our investment in BR Korea. The valuation was completed using a combination of discounted cash flow and income approaches to valuation. Based in part on the fair value determined by the independent third-party valuation specialist, the Company determined that the carrying value of the investment in BR Korea exceeded fair value by $19.8 million, and as such the Company recorded an impairment charge for that amount in the fourth quarter of 2011. The impairment charge was allocated to the underlying goodwill, intangible assets, and long-lived assets of BR Korea, and therefore resulted in a reduction in depreciation and amortization, net of tax, of $2.0 million, $3.6 million, and $1.0 million, in fiscal years 2013, 2012, and 2011, respectively, which is recorded within net income (loss) of equity method investments in the consolidated statements of operations.
(7) Goodwill and other intangible assets
The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

	Dunkin’ Donuts U.S.			Dunkin’ Donuts International			Baskin-Robbins International			Total
	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance
Balances at December 31, 2011	$1,151,140	(270,441)	880,699	10,293	—	10,293	24,037	(24,037)	—	1,185,470	(294,478)	890,992
Goodwill acquired	895	—	895	—	—	—	—	—	—	895	—	895
Effects of foreign currency adjustments	—	—	—	13	—	13	—	—	—	13	—	13
Balances at December 29, 2012	1,152,035	(270,441)	881,594	10,306	—	10,306	24,037	(24,037)	—	1,186,378	(294,478)	891,900
Goodwill disposed	(260)	—	(260)	—	—	—	—	—	—	(260)	—	(260)
Effects of foreign currency adjustments	—	—	—	(42)	—	(42)	—	—	—	(42)	—	(42)
Balances at December 28, 2013	$1,151,775	(270,441)	881,334	10,264	—	10,264	24,037	(24,037)	—	1,186,076	(294,478)	891,598
The goodwill acquired and disposed during fiscal years 2013 and 2012 is related to the acquisition and sale of certain company-owned points of distribution.

Other intangible assets at December 28, 2013 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$383,465	(159,719)	223,746
Favorable operating leases acquired	16	71,788	(35,653)	36,135
License rights	10	6,230	(4,876)	1,354
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,652,453	(200,248)	1,452,205
Other intangible assets at December 29, 2012 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$384,065	(139,677)	244,388
Favorable operating leases acquired	15	77,653	(35,207)	42,446
License rights	10	6,230	(4,250)	1,980
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,658,918	(179,134)	1,479,784
The changes in the gross carrying amount of other intangible assets and weighted average amortization period from December 29, 2012 to December 28, 2013 are primarily due to the impairment of favorable operating leases acquired resulting from lease terminations and the impact of foreign currency fluctuations. Impairment of favorable operating leases acquired, net of accumulated amortization, totaled $444 thousand, $959 thousand, and $624 thousand, for fiscal years 2013, 2012, and 2011, respectively, and is included within long-lived asset impairment charges in the consolidated statements of operations.
Total estimated amortization expense for other intangible assets for fiscal years 2014 through 2018 is as follows (in thousands):

Fiscal year:
2014	$25,357
2015	25,069
2016	22,180
2017	21,673
2018	21,258
(8) Debt
Debt at December 28, 2013 and December 29, 2012 consisted of the following (in thousands):

	December 28, 2013	December 29, 2012
Term loans	$1,823,609	1,849,958
Less current portion of long-term debt	5,000	26,680
Total long-term debt	$1,818,609	1,823,278

Senior credit facility
The Company’s senior credit facility consists of $1.90 billion aggregate principal amount term loans and a $100.0 million revolving credit facility, which were entered into by DBGI’s subsidiary, Dunkin’ Brands, Inc. (“DBI”) in November 2010. The term loans and revolving credit facility mature in February 2020 and February 2018, respectively. As of December 28, 2013 and December 29, 2012, $1.83 billion and $1.86 billion, respectively, of principal was outstanding on the term loans. As of December 28, 2013 and December 29, 2012, $3.0 million and $11.5 million, respectively, of letters of credit were outstanding against the revolving credit facility. There were no amounts drawn down on these letters of credit.
Borrowings under the term loans bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) the LIBOR rate plus 1.0%, and (d) 2.0% or (2) a LIBOR rate provided that LIBOR shall not be lower than 1.0% (the “LIBOR floor”). The applicable margin under the term loan facility is 1.75% for loans based upon the base rate and 2.75% for loans based upon the LIBOR rate. The effective interest rate for term loans, including the amortization of original issue discount and deferred financing costs, was 4.0% at December 28, 2013.
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
Repayments are required to be made under the term loans equal to $19.0 million per calendar year, payable in quarterly installments through December 2019, with the remaining principal balance due in February 2020. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the senior credit facility), is less than 4.75x, no excess cash flow payments are required. If DBI’s leverage ratio is greater than 5.50x, the Company is required to prepay an amount equal to 50% of excess cash flow. The excess cash flow payments may be applied to required principal payments. During fiscal year 2013, the Company made total principal payments of $24.2 million, including an excess cash flow payment in the first quarter of 2013 of $4.2 million based on 2012 excess cash flow and leverage ratio requirements. Based on all payments made, including the required excess cash flow payment in the first quarter of 2013, no additional principal payments would be required in the next twelve months as of December 28, 2013, though the Company may elect to make voluntary payments. The Company has reflected a $5.0 million voluntary payment, which was paid during the first week of fiscal year 2014, within the current portion of long-term debt as of December 28, 2013. Other events and transactions, such as certain asset sales and incurrence of debt, may trigger additional mandatory prepayments.
The senior credit facility contains certain financial and nonfinancial covenants, which include restrictions on liens, investments, additional indebtedness, asset sales, certain dividend payments, and certain transactions with affiliates. At December 28, 2013 and December 29, 2012, the Company was in compliance with all of its covenants under the senior credit facility.
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
In February 2013, the Company amended its senior credit facility, resulting in a reduction of the interest rates and an extension of the maturity dates for both the term loans and the revolving credit facility. In connection with the amendment, certain lenders, holding $214.3 million of term loans, exited the term loan lending syndicate. The principal of the exiting lenders was replaced with additional loans from both existing and new lenders. As a result, during the first quarter of 2013, the Company recorded a loss on debt extinguishment and refinancing transactions of $5.0 million, including $3.9 million related to the write-off of original issuance discount and deferred financing costs and $1.1 million of fees paid to third parties. The amended term loans were issued with an original issue discount of 0.25%, or $4.6 million, which was recorded as a reduction to long-term debt.
Cumulative debt issuance costs incurred and capitalized in relation to the senior credit facility were $35.0 million, including costs incurred and capitalized in connection with all refinancing transactions. The term loans, including additional term loan borrowings, were issued with an original issue discount of $14.9 million. Total amortization of original issue discount and debt issuance costs related to the senior credit facility was $4.7 million, $5.7 million, and $5.3 million for fiscal years 2013, 2012, and 2011, respectively, which is included in interest expense in the consolidated statements of operations.
In February 2014, the Company amended its senior credit facility, which now consists of $1.38 billion in term loans due February 2021 (“2021 Term Loans”), $450 million in term loans due September 2017 (“2017 Term Loans”), and a $100 million revolving credit facility due February 2019. The interest rate on the 2021 Term Loans is LIBOR plus 2.50% with a LIBOR floor of 0.75%, while the interest rate on the 2017 Term Loans is LIBOR plus 2.50% with no LIBOR floor. The new interest rate for the revolving credit facility is LIBOR plus 2.25% with no LIBOR floor. The total principal as of the date of the amendment and all other material provisions, including covenants under the existing senior credit facility, remain unchanged.
Senior notes
DBI issued $625.0 million face amount senior notes in November 2010 with a maturity of December 2018 and interest payable semi-annually at a rate of 9.625% per annum.
The senior notes were issued with an original issue discount of $9.4 million. Total debt issuance costs incurred and capitalized in relation to the senior notes were $15.6 million. Total amortization of original issue discount and debt issuance costs related to the senior notes was $1.0 million for fiscal year 2011, which is included in interest expense in the consolidated statements of operations.
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
Maturities of long-term debt
The Company intends to make quarterly principal payments of $5.0 million. However, considering the February 2014 amendment to the senior credit facility and voluntary prepayments made, the aggregate contractual maturities of long-term debt for 2014 through 2018 are as follows (in thousands):

	2017 Term Loans	2021 Term Loans	Total
2014	$3,375	—	3,375
2015	4,500	10,342	14,842
2016	4,500	13,789	18,289
2017	437,625	13,789	451,414
2018	—	13,789	13,789
(9) Derivative instruments and hedging transactions
The Company is exposed to global market risks, including the effect of changes in interest rates, and may use derivative instruments to mitigate the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. The Company's hedging instruments consist solely of interest rate swaps at December 28, 2013. The Company's risk management objective and strategy with respect to the interest rate swaps is to limit the Company's exposure to increased interest rates on its variable rate debt by reducing the potential variability in cash flow requirements relating to interest payments on a portion of its outstanding debt. The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items.

In September 2012, the Company entered into variable-to-fixed interest rate swap agreements with three counterparties to hedge the risk of increases in cash flows (interest payments) attributable to increases in three-month LIBOR above 1.0%, the designated benchmark interest rate being hedged, through November 2017. The notional value of the swaps totals $900.0 million, and the Company is required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.37%, resulting in a total interest rate of approximately 4.12% on the hedged amount when considering the applicable margin in effect at December 28, 2013. In exchange, the Company receives interest on the notional amount at a variable rate based on a three-month LIBOR spot rate, subject to a 1.0% floor. Interest is settled quarterly on a net basis with each counterparty. The swaps have been designated as hedging instruments and are classified as cash flow hedges. They are recognized on the Company's consolidated balance sheets at fair value and classified based on the instruments' maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (loss) and/or current earnings.
The fair values of derivatives instruments consisted of the following (in thousands):

	December 28, 2013	December 29, 2012	Consolidated balance sheet classification
Interest rate swaps - asset	$10,221	—	Other assets
Total fair values of derivative instruments - asset	$10,221	—

	December 28, 2013	December 29, 2012	Consolidated balance sheet classification
Interest rate swaps - liability	$—	2,809	Other long-term liabilities
Total fair values of derivative instruments - liability	$—	2,809

The tables below summarizes the effects of derivative instruments on the consolidated statements of operations and comprehensive income for fiscal year 2013:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$9,648	(3,382)	Interest expense	13,030
Income tax effect	(3,909)	1,381	Provision for income taxes	(5,290)
Net of income taxes	$5,739	(2,001)		7,740

The tables below summarizes the effects of derivative instruments on the consolidated statements of operations and comprehensive income for fiscal year 2012:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$(3,673)	(864)	Interest expense	(2,809)
Income tax effect	1,509	355	Provision for income taxes	1,154
Net of income taxes	$(2,164)	(509)		(1,655)
There was no ineffectiveness of the interest rate swaps since inception, and therefore, ineffectiveness had no impact on the consolidated statements of operations for fiscal years 2012 and 2013. As of December 28, 2013 and December 29, 2012, $836 thousand and $864 thousand, respectively, of interest expense related to interest rate swaps is accrued in other current liabilities in the consolidated balance sheets. As of December 28, 2013, the Company estimates that $3.4 million will be reclassified from accumulated other comprehensive income as an increase to interest expense during the next twelve months, based on current projections of LIBOR.

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. To mitigate counterparty credit risk, the Company only enters into contracts with major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of its counterparties. At December 28, 2013, all of the counterparties to the interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of December 28, 2013, the Company has not posted any collateral related to these agreements. The Company holds one derivative instrument with each of its derivative counterparties, each of which is settled net with the respective counterparties in accordance with the swap agreements. There is no offsetting of these financial instruments on the consolidated balance sheets. As of December 28, 2013, the termination value of derivatives is a net asset position of $9.6 million, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements.

As a result of the February 2014 amendment to the senior credit facility, the Company amended the interest rate swap agreements to align the embedded floors with the amended term loans. As a result of the amendments to the interest rate swap agreements, the Company will be required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.22%. In exchange, the Company will receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a 0.75% floor. There was no change to the notional amount of the term loan borrowings being hedged.
(10) Other current liabilities
Other current liabilities at December 28, 2013 and December 29, 2012 consisted of the following (in thousands):

	December 28, 2013	December 29, 2012
Gift card/certificate liability	$139,721	145,981
Gift card breakage liability	14,093	—
Accrued salary and benefits	26,713	31,136
Accrued legal liabilities (see note 17(d))	26,633	27,305
Accrued interest	9,999	13,564
Accrued professional costs	2,938	2,996
Other	28,821	18,949
Total other current liabilities	$248,918	239,931
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

	December 28, 2013	December 29, 2012
Leased property under capital leases (included in property and equipment)	$7,888	7,902
Accumulated depreciation	(2,326)	(2,003)
Net leased property under capital leases	$5,562	5,899
Capital lease obligations:
Current	$432	371
Long-term	6,996	7,251
Total capital lease obligations	$7,428	7,622
Capital lease obligations exclude that portion of the minimum lease payments attributable to land, which are classified separately as operating leases. Interest expense associated with the capital lease obligations is computed using the incremental borrowing rate at the time the lease is entered into and is based on the amount of the outstanding lease obligation. Depreciation on capital lease assets is included in depreciation expense in the consolidated statements of operations. Interest expense related to capital leases for fiscal years 2013, 2012, and 2011 was $618 thousand, $600 thousand, and $481 thousand, respectively.

Included in the Company’s consolidated balance sheets are the following amounts related to assets leased to others under operating leases, where the Company is the lessor (in thousands):

	December 28, 2013	December 29, 2012
Land	$29,701	27,210
Buildings	41,721	39,242
Leasehold improvements	135,177	141,264
Store, production, and other equipment	146	149
Construction in progress	1,363	1,384
Assets leased to others, gross	208,108	209,249
Accumulated depreciation	(71,535)	(71,100)
Assets leased to others, net	$136,573	138,149
Future minimum rental commitments to be paid and received by the Company at December 28, 2013 for all noncancelable leases and subleases are as follows (in thousands):

	Payments		Receipts Subleases	Net leases
	Capital leases	Operating leases
Fiscal year:
2014	$1,031	52,930	(61,929)	(7,968)
2015	1,064	51,710	(61,043)	(8,269)
2016	1,068	50,563	(61,026)	(9,395)
2017	1,090	50,467	(60,525)	(8,968)
2018	1,106	49,811	(59,305)	(8,388)
Thereafter	6,655	384,354	(347,138)	43,871
Total minimum rental commitments	12,014	$639,835	(650,966)	883
Less amount representing interest	4,586
Present value of minimum capital lease obligations	$7,428
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

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Base rentals	$53,462	52,821	52,214
Contingent rentals	5,869	5,227	4,510
Total rental expense	$59,331	58,048	56,724
Total rental income for all leases and subleases consisted of the following (in thousands):

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Base rentals	$66,540	67,988	66,061
Contingent rentals	29,542	28,828	26,084
Total rental income	$96,082	96,816	92,145

The impact of the amortization of our unfavorable operating leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Increase in rental income	$973	1,065	1,392
Decrease in rental expense	1,204	1,287	1,838
Total increase in operating income	$2,177	2,352	3,230
Following is the estimated impact of the amortization of our unfavorable operating leases acquired for each of the next five years (in thousands):

	Decrease in rental expense	Increase in rental income	Total increase in operating income
Fiscal year:
2014	$1,051	847	1,898
2015	949	789	1,738
2016	893	719	1,612
2017	893	681	1,574
2018	859	632	1,491
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

	Revenues
	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Dunkin’ Donuts U.S.	$521,179	485,399	449,492
Dunkin’ Donuts International	18,316	15,485	15,253
Baskin-Robbins U.S.	42,152	42,074	43,455
Baskin-Robbins International	120,333	101,975	106,887
Total reportable segments	701,980	644,933	615,087
Other	11,860	13,248	13,111
Total revenues	$713,840	658,181	628,198

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
Expenses included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, as well as the impairment charge recorded in fiscal year 2011 related to our investment in BR Korea (see note 6). Segment profit by segment was as follows (in thousands):

	Segment profit
	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Dunkin’ Donuts U.S.	$379,751	355,274	334,308
Dunkin’ Donuts International	7,479	9,670	11,528
Baskin-Robbins U.S.	27,081	26,274	21,593
Baskin-Robbins International	54,321	42,004	42,844
Total reportable segments	468,632	433,222	410,273
Corporate and other	(113,967)	(136,488)	(150,382)
Interest expense, net	(79,831)	(73,488)	(104,449)
Depreciation and amortization	(49,366)	(56,027)	(52,522)
Long-lived asset impairment charges	(563)	(1,278)	(2,060)
Loss on debt extinguishment and refinancing transactions	(5,018)	(3,963)	(34,222)
Other gains (losses), net	(1,799)	23	175
Income before income taxes	$218,088	162,001	66,813
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

	Net income (loss) of equity method investments
	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Dunkin’ Donuts International	$480	2,211	840
Baskin-Robbins International	15,913	16,578	14,461
Total reportable segments	16,393	18,789	15,301
Other	1,977	3,562	(18,776)
Total net income (loss) of equity method investments	$18,370	22,351	(3,475)

Depreciation and amortization is not included in segment profit for each reportable segment. However, depreciation and amortization is included in the financial results regularly provided to the Company’s senior management. Depreciation and amortization by reportable segments was as follows (in thousands):

	Depreciation and amortization
	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Dunkin’ Donuts U.S.	$18,506	19,021	20,068
Dunkin’ Donuts International	50	92	130
Baskin-Robbins U.S.	530	1,052	522
Baskin-Robbins International	135	643	866
Total reportable segments	19,221	20,808	21,586
Corporate and other	30,145	35,219	30,936
Total depreciation and amortization	$49,366	56,027	52,522
Property and equipment, net by geographic region as of December 28, 2013 and December 29, 2012 is based on the physical locations within the indicated geographic regions and are as follows (in thousands):

	December 28, 2013	December 29, 2012
United States	$182,544	180,525
International	314	647
Total property and equipment, net	$182,858	181,172
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
In the fourth quarter of 2011, certain existing stockholders sold a total of 23,937,986 shares of our common stock at a price of $25.62 per share, less underwriting discounts and commissions, in a secondary public offering. The Company did not receive any proceeds from the sales of shares by the existing stockholders. The Company incurred approximately $984 thousand of expenses in connection with the offering, which were paid by the Company in accordance with a registration rights and coordination agreement with our Sponsors (see note 19(a)).
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
The changes in Class L common stock were as follows (in thousands):

	Fiscal year ended
	December 31, 2011
	Shares	Amount
Common stock, Class L, beginning of year	22,995	$840,582
Issuance of Class L common stock	65	2,270
Repurchases of Class L common stock	—	(113)
Retirement of treasury stock	(194)	—
Accretion of Class L preferred return	—	45,102
Conversion of Class L shares to common shares	(22,866)	(887,841)
Common stock, Class L, end of year	—	$—
Common shares issued and outstanding included in the consolidated balance sheets include vested and unvested restricted shares. Common stock in the consolidated statement of stockholders’ equity excludes unvested restricted shares.
(c) Treasury stock
During fiscal year 2011, the Company repurchased a total of 23,624 shares of common stock and 3,266 shares of Class L shares that were originally sold and granted to former employees of the Company. The Company accounts for treasury stock under the cost method, and as such recorded increases in common treasury stock of $173 thousand during fiscal year 2011, based on the fair market value of the shares on the respective dates of repurchase. During fiscal year 2011, the Company retired all of its treasury stock, resulting in a $2.0 million reduction in common treasury stock and additional paid-in-capital.
In August 2012, the Company repurchased a total of 15,000,000 shares of common stock at a price of $30.00 per share from certain existing stockholders, and incurred approximately $341 thousand of third-party costs in connection with the repurchase. The Company recorded an increase in common treasury stock of $450.4 million during fiscal year 2012, based on the fair market value of the shares on the date of repurchase and the direct costs incurred. During fiscal year 2012, the Company retired all outstanding treasury stock, resulting in decreases in common treasury stock and additional paid-in capital of $15 thousand and $180.0 million, respectively, and an increase in accumulated deficit of $270.3 million.
During the fiscal year 2013, the Company repurchased a total of 648,000 shares of common stock at a weighted average price per share of $43.14 from existing stockholders. The Company recorded an increase in common treasury stock of $28.0 million during fiscal year 2013, based on the fair market value of the shares on the date of repurchase and direct costs incurred. In October 2013, the Company retired 417,300 shares of treasury stock, resulting in decreases in common treasury stock and additional paid-in capital of $17.2 million and $4.7 million, respectively, and an increase in accumulated deficit of $12.5 million.
(d) Accumulated other comprehensive income
The components of accumulated other comprehensive income were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains (losses) on interest rate swaps	Unrealized loss on pension adjustment	Other	Accumulated other comprehensive income
Balances at December 29, 2012	$14,914	(1,655)	(2,486)	(1,632)	9,141
Other comprehensive income (loss)	(14,909)	7,740	(612)	(21)	(7,802)
Balances at December 28, 2013	$5	6,085	(3,098)	(1,653)	1,339

(e) Dividends
During fiscal year 2013, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2013:
First quarter	$0.19	$20,191	February 20, 2013
Second quarter	0.19	20,259	June 6, 2013
Third quarter	0.19	20,257	September 4, 2013
Fourth quarter	0.19	20,301	November 26, 2013
During fiscal year 2012, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2012:
First quarter	$0.15	$18,046	March 28, 2012
Second quarter	0.15	18,068	May 16, 2012
Third quarter	0.15	18,075	August 24, 2012
Fourth quarter	0.15	15,880	November 14, 2012
On February 6, 2014, we announced that our board of directors approved an increase to the next quarterly dividend to $0.23 per share of common stock, payable March 19, 2014 to shareholders of record as of the close of business on March 10, 2014.
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
Total share-based compensation expense, which is included in general and administrative expenses, net, consisted of the following (in thousands):

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Restricted shares	$3	132	2,739
2006 Plan stock options—executive	977	4,245	1,626
2006 Plan stock options—nonexecutive	162	181	202
2011 Plan stock options	4,668	2,026	32
Restricted stock units	1,513	336	33
Total share-based compensation	$7,323	6,920	4,632
Total related tax benefit	$2,958	2,768	1,852
The actual tax benefit realized from stock options exercised during fiscal years 2013, 2012, and 2011 was $15.9 million, $14.1 million, and $438 thousand respectively.
Nonvested (restricted) shares
The Company historically issued restricted shares of common stock to certain executive officers of the Company. The restricted shares generally vested in three separate tranches with different vesting conditions. In addition to the vesting conditions described below, all three tranches of the restricted shares provided for partial or full accelerated vesting upon change in control. Restricted shares that did not vest were forfeited to the Company.
Tranche 1 shares generally vested in four or five equal annual installments based on a service condition. The weighted average requisite service period for the Tranche 1 shares was approximately 4.4 years, and compensation cost was recognized ratably over this requisite service period.
The Tranche 2 shares generally vested in five annual installments beginning on the last day of the fiscal year of grant based on a service condition and performance conditions linked to annual earnings before interest, taxes, depreciation, and amortization targets ("EBITDA targets"), which were not achieved for fiscal years 2012 and 2011. Total compensation cost for the Tranche 2 shares was determined based on the most likely outcome of the performance conditions and the number of awards expected to vest based on those outcomes, and as such, no compensation cost was recognized in fiscal years 2012 or 2011 related to Tranche 2 shares. All remaining Tranche 2 shares outstanding were forfeited on the last day of fiscal year 2012 as the EBITDA targets were not achieved.
Tranche 3 shares generally vested in four annual installments based on a service condition, a performance condition, and market conditions. The Tranche 3 shares did not become eligible to vest until achievement of the performance condition, which was defined as an initial public offering or change in control. These events were not considered probable of occurring until such events actually occurred. The market condition related to the achievement of a minimum investor rate of return on the Sponsor’s (see note 19(a)) shares ranging from 20% to 24% as of specified measurement dates, which occurred on the six month anniversary of an initial public offering and every three months thereafter, or on the date of a change in control. As the Tranche 3 shares required the satisfaction of multiple vesting conditions, the requisite service period was the longest of the explicit, implicit, and derived service periods of the service, performance, and market conditions. As the performance condition could not be deemed probable of occurring until an initial public offering or change of control event was completed, no compensation cost was recognized related to the Tranche 3 shares prior to fiscal year 2011. Upon completion of the initial public offering in fiscal year 2011, $2.6 million of expense was recorded related to approximately 0.8 million Tranche 3 restricted shares that were outstanding at the date of the initial public offering. The entire value of the outstanding Tranche 3 shares was recorded upon completion of the initial public offering as the requisite service period, which was equivalent to the implicit service period of the performance condition, had been delivered. With the sale of the Sponsors' remaining shares in August 2012, no further Tranche 3 vesting could occur, and all unvested Tranche 3 shares were accordingly forfeited.
A summary of the changes in the Company’s restricted shares during fiscal year 2013 is presented below:

	Number of shares	Weighted average grant-date fair value
Nonvested restricted shares at December 29, 2012	1,049	$5.44
Granted	—	—
Vested	(1,049)	5.44
Forfeited	—	—
Nonvested restricted shares at December 28, 2013	—	—
As of December 28, 2013, no unrecognized compensation cost remains related to restricted shares. The total grant-date fair value of shares vested during fiscal years 2013, 2012, and 2011, was $6 thousand, $1.2 million, and $484 thousand, respectively.
2006 Plan stock options—executive
During fiscal year 2011, the Company granted options to executives to purchase 828,040 shares of common stock under the 2006 Plan. The executive options vest in two separate tranches, 30% allocated as Tranche 4 and 70% allocated as Tranche 5, each with different vesting conditions. In addition to the vesting conditions described below, both tranches provide for partial accelerated vesting upon change in control. The maximum contractual term of the executive options is ten years.
The Tranche 4 executive options generally vest in equal annual amounts over a 5-year period subsequent to the grant date, and as such are subject to a service condition. Certain options provide for accelerated vesting at the date of grant, with 20% of the Tranche 4 options vesting on each subsequent anniversary of the grant date over a 3- or 4-year period. The requisite service periods over which compensation cost is being recognized ranges from 3 to 5 years.
The Tranche 5 executive options become eligible to vest based on continued service periods of 3 to 5 years that are aligned with the Tranche 4 executive options (“Eligibility Percentage”). Vesting does not actually occur until the achievement of a performance condition, which is the sale of shares by the Sponsors. Additionally, the options are subject to a market condition related to the achievement of specified investor returns to the Sponsors upon a sale of shares. Upon a sale of shares by the Sponsors and assuming the requisite service has been provided, Tranche 5 options vest in proportion to the percentage of the Sponsors’ shares sold by them (“Performance Percentage”), but only if the aggregate return on those shares sold is two times the Sponsors’ original purchase price. Actual vesting is determined by multiplying the Eligibility Percentage by the Performance Percentage. Additionally, 100% of the Tranche 5 options vest, assuming the requisite service has been provided, if the aggregate amount of cash received by the Sponsors through sales, distributions, or dividends is two times the original purchase price of all shares purchased by the Sponsors. As the Tranche 5 options require the satisfaction of multiple vesting conditions, the requisite service period is the longest of the explicit, implicit, and derived service periods of the service, performance, and market conditions. Based on dividends received in 2012 and 2011, and the sale of shares by the Sponsors in connection with public offerings completed in 2012 and 2011, the cumulative Performance Percentage as of December 28, 2013, December 29, 2012, and December 31, 2011 was 100.0%, 100.0%, and 28.5%, respectively, resulting in compensation expense of $478 thousand, $3.6 million, and $1.1 million being recorded in fiscal years 2013, 2012, and 2011, respectively.
The fair value of the Tranche 4 options was estimated on the date of grant using the Black-Scholes option pricing model. The fair value of the Tranche 5 options was estimated on the date of grant using a combination of lattice models and Monte Carlo simulations. These models are impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. Additionally, the value of the Tranche 5 options is impacted by the probability of achievement of the market condition. The following weighted average assumptions were utilized in determining the fair value of executive options granted during fiscal years 2011:

Fiscal year ended(1)
December 31, 2011
Weighted average grant-date fair value of share options granted	$6.27
Significant assumptions:
Tranche 4 options:
Risk-free interest rate	2.1%–2.7%
Expected volatility	47.0%–72.0%
Dividend yield	—
Expected term (years)	6.5
Tranche 5 options:
Risk-free interest rate	2.3%–3.2%
Expected volatility	47.0%–72.0%
Dividend yield	—
(1) The Company did not grant any Tranche 4 or Tranche 5 options during fiscal years 2012 and 2013.
The expected term of the Tranche 4 options was estimated utilizing the simplified method. We utilized the simplified method because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method was used for all Tranche 4 stock options, as they required only a service vesting condition. The risk-free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term. Expected volatility was estimated based on historical volatility of peer companies over a period equivalent to the expected term. Additionally, the Company did not anticipate paying dividends on the underlying common stock at the date of grant.
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

A summary of the status of the Company’s executive stock options as of December 28, 2013 and changes during fiscal year 2013 are presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Share options outstanding at December 29, 2012	3,331,993	$3.85	7.3
Exercised	(932,519)	3.68
Forfeited or expired	(193,527)	7.15
Share options outstanding at December 28, 2013	2,205,947	3.64	6.3	$97.3
Share options exercisable at December 28, 2013	1,067,692	3.29	6.2	47.5

The total grant-date fair value of executive stock options vested during fiscal years 2013, 2012, and 2011 was $1.8 million, $2.8 million, and $862 thousand, respectively. The total intrinsic value of executive stock options exercised was $35.3 million, $33.8 million, and $489 thousand for fiscal years 2013, 2012, and 2011, respectively. As of December 28, 2013, there was $682 thousand of total unrecognized compensation cost related to Tranche 4 and Tranche 5 options, which is expected to be recognized over a weighted average period of approximately 1.6 years.
2006 Plan stock options—nonexecutive and 2011 Plan stock options
During fiscal year 2011, the Company granted options to nonexecutives to purchase 50,491 shares of common stock under the 2006 Plan. Additionally, during fiscal years 2013, 2012, and 2011, the Company granted options to certain employees to purchase 1,177,999, 746,100, and 292,700 shares, respectively, of common stock under the 2011 Plan. The nonexecutive options and 2011 Plan options vest in equal annual amounts over either a 4- or 5-year period subsequent to the grant date, and as such are subject to a service condition, and also fully vest upon a change of control. The requisite service period over which compensation cost is being recognized is either four or five years. The maximum contractual term of the nonexecutive and 2011 Plan options is ten years.
The fair value of nonexecutive and 2011 Plan options was estimated on the date of grant using the Black-Scholes option pricing model. This model is impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. The following weighted average assumptions were utilized in determining the fair value of nonexecutive and 2011 Plan options granted during fiscal years 2013, 2012, and 2011:

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Weighted average grant-date fair value of share options granted	9.92	10.65	10.27
Weighted average assumptions:
Risk-free interest rate	1.2%	0.8%-1.4%	1.2%-2.7%
Expected volatility	33.0%	43.0%	43.0%-72.0%
Dividend yield	2.0%	1.8%-2.1%	—
Expected term (years)	6.25	6.25	6.25-6.5
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

A summary of the status of the Company’s nonexecutive and 2011 Plan options as of December 28, 2013 and changes during fiscal year 2013 is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Share options outstanding at December 29, 2012	1,295,356	$24.34	8.8
Granted	1,177,999	37.26
Exercised	(207,679)	21.93
Forfeited or expired	(246,526)	29.92
Share options outstanding at December 28, 2013	2,019,150	31.45	8.5	$32.9
Share options exercisable at December 28, 2013	279,932	20.08	7.3	7.7

The total grant-date fair value of nonexecutive and 2011 Plan stock options vested during fiscal years 2013, 2012, and 2011 was $2.9 million, $1.0 million, and $176 thousand, respectively. The total intrinsic value of nonexecutive and 2011 Plan stock options exercised was $4.1 million, $1.5 million, and $605 thousand for fiscal years 2013, 2012, and 2011, respectively. As of December 28, 2013, there was $13.9 million of total unrecognized compensation cost related to nonexecutive and 2011 Plan options. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2.8 years.
Restricted stock units
During fiscal years 2013, 2012, and 2011, the Company granted restricted stock units of 94,495, 22,204, and 5,618, respectively, to certain employees and members of our board of directors. Restricted stock units granted to employees generally vest in three equal installments on each of the first three anniversaries of the grant date. Restricted stock units granted to our board of directors generally vest in one installment on the first anniversary of the grant date.
A summary of the changes in the Company’s restricted stock units during fiscal year 2013 is presented below:

	Number of shares	Weighted average grant-date fair value
Nonvested restricted stock units at December 29, 2012	22,204	$31.21
Granted	94,495	37.87
Vested	(12,655)	35.44
Forfeited	(1,073)	37.27
Nonvested restricted stock units at December 28, 2013	102,971	37.20
The fair value of each restricted stock unit is determined on the date of grant based on our closing stock price. As of December 28, 2013, there was $2.4 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.9 years. The total grant-date fair value of restricted stock units vested during fiscal years 2013 and 2012 was $448 thousand and $118 thousand, respectively. No restricted stock units vested during fiscal year 2011.

(15) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net income attributable to Dunkin' Brands—basic and diluted	$146,903	108,308	34,442
Allocation of net income (loss) to common stockholders(1):
Class L—basic and diluted	n/a	n/a	140,212
Common—basic(2)	$146,903	108,176	(105,770)
Common—diluted(2)	146,903	108,197	(105,770)
Weighted average number of common shares—basic and diluted:
Class L—basic and diluted(3)	n/a	n/a	22,845,378
Common—basic	106,501,733	114,584,063	74,835,697
Common—diluted(4)	108,217,011	116,573,344	74,835,697
Earnings (loss) per common share:
Class L—basic	n/a	n/a	$6.14
Common—basic	$1.38	0.94	(1.41)
Common—diluted	1.36	0.93	(1.41)
(1) As the Company had both Class L and common stock outstanding during fiscal year 2011, and Class L had preference with respect to all distributions, earnings per share was calculated using the two-class method, which requires the allocation of earnings to each class of common stock. The numerator in calculating Class L basic and diluted earnings per share is the Class L preference amount accrued at 9% per annum during fiscal year 2011 plus, if positive, a pro rata share of an amount equal to consolidated net income less the Class L preference amount. The Class L preferential distribution amount accrued was $45.1 million during fiscal year 2011. The Class L shares converted into common stock immediately prior to the Company’s initial public offering that was completed on August 1, 2011. The numerator in calculating the Class L basic and diluted earnings per share for fiscal year 2011 includes an amount representing the excess of the fair value of the consideration transferred to the Class L shareholders upon conversion to common stock over the carrying amount of the Class L shares at the date of conversion, which occurred immediately prior to the Company’s initial public offering. As the carrying amount of the Class L shares was equal to the Class L preference amount, the excess fair value of the consideration transferred to the Class L shareholders was equal to the fair value of the additional 0.2189 of a share of common stock into which each Class L share converted (“Class L base share”), which totaled $95.1 million, calculated as follows:

Class L shares outstanding immediately prior to the initial public offering	22,866,379
Number of common shares received for each Class L share	0.2189
Common stock received by Class L shareholders, excluding preferential distribution	5,005,775
Common stock fair value per share (initial public offering price per share)	$19.00
Fair value of Class L base shares (in thousands)	$95,110
(2) Net income allocated to common shareholders for the fiscal year 2012 excludes $132 thousand and $111 thousand for basic and diluted earnings per share, respectively, that is allocated to participating securities. Participating securities consist of unvested (restricted) shares that contain a nonforfeitable right to participate in dividends. No net income was allocated to participating securities for fiscal year 2013 as all restricted shares were fully vested as of December 28, 2013, and no net loss was allocated to participating securities for fiscal year 2011 as the participating securities do not participate in losses.
(3) The weighted average number of Class L shares in the Class L earnings per share calculation in fiscal year 2011 represents the weighted average from the beginning of the period up through the date of conversion of the Class L shares into common shares. There were no Class L common stock equivalents outstanding during fiscal year 2011.

(4) The weighted average number of common shares in the common diluted earnings per share calculation for fiscal years 2013 and 2012 includes the dilutive effect of 1,715,278 and 1,989,281, respectively, restricted shares and stock options, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all performance-based restricted stock awards and stock options outstanding for which the performance criteria were not yet met as of the fiscal period end. As of December 28, 2013 and December 29, 2012, there were no common restricted stock awards that were performance-based and for which the performance criteria were not yet met. As of December 31, 2011, there were approximately 636,752 common restricted stock awards and 2,422,628 options to purchase common stock that were performance-based and for which the performance criteria was not yet met. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes stock options of 1,100,275 and 805,015 for fiscal years 2013 and 2012, respectively, as they would be antidilutive. The weighted average number of common shares in the common diluted earnings per share calculation for fiscal year 2011 excludes all restricted stock and stock options outstanding, as they would be antidilutive.
(16) Income taxes
Income (loss) before income taxes was attributed to domestic and foreign taxing jurisdictions as follows (in thousands):

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Domestic operations	$195,277	172,576	70,034
Foreign operations	22,811	(10,575)	(3,221)
Income before income taxes	$218,088	162,001	66,813
The components of the provision for income taxes were as follows (in thousands):

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Current:
Federal	$70,696	52,657	34,282
State	11,758	6,065	5,733
Foreign	2,521	2,601	3,719
Current tax provision	$84,975	61,323	43,734
Deferred:
Federal	$(11,915)	(5,071)	(11,567)
State	(984)	4,373	892
Foreign	(292)	(6,248)	(688)
Deferred tax benefit	(13,191)	(6,946)	(11,363)
Provision for income taxes	$71,784	54,377	32,371

The provision for income taxes from continuing operations differed from the expense computed using the statutory federal income tax rate of 35% due to the following:

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Computed federal income tax expense, at statutory rate	35.0%	35.0%	35.0%
Permanent differences:
Impairment of investment in BR Korea	—	—	9.8
Other permanent differences	0.2	0.7	0.9
State income taxes	4.7	5.2	6.9
Benefits and taxes related to foreign operations	(4.3)	(2.9)	(6.8)
Changes in enacted tax rates and apportionment	0.8	2.8	3.0
Uncertain tax positions	(3.2)	(6.3)	1.9
Other	(0.3)	(0.9)	(2.2)
Effective tax rate	32.9%	33.6%	48.5%
During fiscal year 2013, the Company recorded a net tax benefit of $8.4 million related to the reversal of reserves for uncertain tax positions for which settlement with the taxing authorities was reached, including interest and penalty, net of federal and state tax benefit as applicable, and recognized a deferred tax expense of $1.7 million due to estimated changes in apportionment and enacted changes in future state income tax rates. During fiscal year 2012, the Company recorded a net tax benefit of $10.2 million primarily related to the reversal of reserves for uncertain tax positions, including interest and penalty, net of federal and state tax benefit as applicable, for which settlement with the taxing authorities was reached, and recognized a deferred tax expense of $4.6 million due to estimated changes in apportionment and enacted changes in future state income tax rates. In addition, the Company recognized deferred tax expense of $1.9 million in fiscal year 2011 due to enacted changes in future state income tax rates. These changes in estimates and enacted tax rates affect the tax rate expected to be in effect in future periods when the deferred tax assets and liabilities reverse.

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 28, 2013		December 29, 2012
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Current:
Allowance for doubtful accounts	$1,055	—	969	—
Deferred gift cards and certificates	20,371	—	22,561	—
Rent	5,307	—	4,990	—
Deferred income	4,672	—	3,926	—
Other current liabilities	13,983	—	11,422	—
Other	1,073	—	3,395	—
Total current	46,461	—	47,263	—
Noncurrent:
Capital leases	2,830	—	2,924	—
Rent	2,243	—	2,032	—
Property and equipment	—	6,315	—	10,229
Deferred compensation liabilities	7,747	—	6,478	—
Deferred income	4,234	—	4,905	—
Real estate reserves	1,287	—	1,398	—
Franchise rights and other intangibles	—	576,567	—	584,642
Unused foreign tax credits	6,756	—	8,034	—
Other	1,103	4,322	—	26
	26,200	587,204	25,771	594,897
Valuation allowance	(710)	—	—	—
Total noncurrent	25,490	587,204	25,771	594,897
	$71,951	587,204	73,034	594,897
At December 28, 2013, the valuation allowance for deferred tax assets was $0.7 million. This valuation allowance related to deferred tax assets for net operating loss carryforwards attributable to our wholly-owned subsidiary in Spain. At December 28, 2013, the Company had $6.8 million of unused foreign tax credits, which expire in fiscal years 2020 and 2021.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes, as of December 28, 2013, with the exception of net operating loss carryforwards attributable to our Spain subsidiary, it is more likely than not that the Company will realize the benefits of the deferred tax assets.
The Company has not recognized a deferred tax liability of $7.1 million for the undistributed earnings of foreign operations, net of foreign tax credits, relating to our foreign joint ventures that arose in fiscal year 2013 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. As of December 28, 2013 and December 29, 2012, the undistributed earnings of these joint ventures were approximately $129.7 million and $123.3 million, respectively.
The Company has not recognized a deferred tax liability of $3.1 million for the undistributed earnings of our foreign subsidiaries since such earnings are considered indefinitely reinvested outside the United States. As of December 28, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $7.5 million. If in the future we decide to repatriate such foreign earnings, we would incur incremental U.S. federal and state income tax. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

At December 28, 2013 and December 29, 2012, the total amount of unrecognized tax benefits related to uncertain tax positions was $8.2 million and $15.4 million, respectively. At December 28, 2013 and December 29, 2012, the Company had approximately $4.2 million and $14.9 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company recorded net income tax benefits of $5.8 million and $0.2 million during fiscal years 2013 and 2012, respectively, and net income tax expense of $3.1 million during fiscal year 2011 for potential interest and penalties related to uncertain tax positions. At December 28, 2013 and December 29, 2012, there were $6.3 million and $9.4 million, respectively, of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.
The Company’s major tax jurisdictions subject to income tax are the United States and Canada. For Canada, the Company has open tax years dating back to tax years ended August 2003 and is currently under audit for the tax periods 2009 through 2012. In the United States, the Company is currently under audits in certain state jurisdictions for tax periods after December 2006. The audits are in various stages as of December 28, 2013.
For U.S. federal taxes, the Internal Revenue Service (“IRS”) concluded its examination of fiscal year 2010 during fiscal year 2013 and agreed to a settlement regarding the recognition of revenue for gift cards and other matters. The Company made a cash payment for the additional federal tax due totaling $3.0 million. Based on this and previous settlements, additional state taxes and federal and state interest owed, net of federal and state benefits, are approximately $1.5 million, of which approximately $0.8 million was paid during fiscal year 2013. As the additional federal and state taxes owed for all periods represent temporary differences that will be deductible in future years, the potential tax expense is limited to federal and state interest, net of federal and state benefits, which we do not expect to be material.
A summary of the changes in the Company’s unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Balance at beginning of year	$15,428	41,379	17,549
Increases related to prior year tax positions	855	2,063	23,922
Increases related to current year tax positions	219	1,389	—
Decreases related to prior year tax positions	(3,091)	(19,675)	—
Decreases related to settlements	(4,797)	(9,792)	—
Lapses of statutes of limitations	—	(27)	(43)
Effect of foreign currency adjustments	(401)	91	(49)
Balance at end of year	$8,213	15,428	41,379
(17) Commitments and contingencies
(a) Lease commitments
The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under noncancelable operating and capital lease arrangements (see note 11).
(b) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $3.0 million and $4.7 million at December 28, 2013 and December 29, 2012, respectively. At December 28, 2013 and December 29, 2012, there were no amounts under such guarantees that were due. The fair value of the guarantee liability and corresponding asset recorded on the consolidated balance sheets was $277 thousand and $309 thousand, respectively, at December 28, 2013 and $601 thousand and $572 thousand, respectively, at December 29, 2012. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of December 29, 2012, the Company had recorded reserves for such guarantees of $389 thousand. No reserves were recorded as of December 28, 2013.

Supply Chain Guarantees
In 2012, the Company entered into a third-party guarantee with a distribution facility of franchisee products that guarantees franchisees would sell a certain volume of cooler beverages each year over a 4-year period. During the second quarter of fiscal year 2013, the Company determined that the franchisees will not achieve the required sales volume, and therefore, the Company accrued the maximum guarantee under the agreement of $7.5 million, which is included in other current liabilities in the consolidated balance sheets and general and administrative expenses, net in the consolidated statements of operations. The Company expects to make the required guarantee payment during the first quarter of 2014. No additional guarantee payments will be required under the agreement.
The Company has also entered into a third-party guarantee with this distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of December 28, 2013 and December 29, 2012, the Company was contingently liable for $5.7 million and $6.8 million, respectively, under this guarantee. Additionally, the Company has various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 28, 2013 and December 29, 2012, we were contingently liable under such supply chain agreements for approximately $52.6 million and $57.5 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, considering various factors including internal forecasts, prior history, and ability to extend contract terms, we have accrued $906 thousand related to these commitments as of December 28, 2013, which is included in other current liabilities in the consolidated balance sheets. There were no amounts accrued as of December 29, 2012.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of December 28, 2013 and December 29, 2012, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $6.4 million and $5.6 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(c) Letters of credit
At December 28, 2013 and December 29, 2012, the Company had standby letters of credit outstanding for a total of $3.0 million and $11.5 million, respectively. There were no amounts drawn down on these letters of credit.
(d) Legal matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During fiscal years 2013 and 2012, the Company accrued additional interest on the judgment amount of $952 thousand and $493 thousand, respectively, resulting in an estimated liability of $25.1 million, including the impact of foreign exchange, as of December 28, 2013. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At December 28, 2013 and December 29, 2012, contingent liabilities, excluding the Bertico litigation, totaling $1.5 million were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with all matters could increase by up to an additional $12.0 million based on the outcome of ongoing litigation or negotiations.
(e) Line of Credit to Distribution Facility
In May 2013, the Company provided a secured revolving line of credit to a distribution facility of franchisee products for an aggregate maximum principal amount of up to $8.0 million plus interest. The entire principal balance and accrued and unpaid interest is due June 1, 2014. The purpose of this line of credit is to provide funding for the purchase and storage of certain inventory, which was pledged as collateral under a security agreement entered into in connection with the line of credit agreement. Through December 28, 2013, no amounts have been drawn on this line of credit.
(18) Retirement plans
401(k) Plan
Employees of the Company, excluding employees of certain international subsidiaries, participate in a defined contribution retirement plan, the Dunkin’ Brands, Inc. 401(k) Retirement Plan (“401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 80% of their pre-tax eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined in the sole discretion of the Company. The Company matched participants’ contributions during fiscal years 2013, 2012, and 2011, up to a maximum of 4% of the employee’s salary. Employer contributions for fiscal years 2013, 2012, and 2011, amounted to $3.1 million, $2.9 million, and $2.7 million, respectively. The 401(k) Plan also provides for an additional discretionary contribution of up to 2% of eligible wages for eligible participants based on the achievement of specified performance targets. No such discretionary contributions were made during fiscal years 2013, 2012, and 2011.
NQDC Plan
The Company, excluding employees of certain international subsidiaries, also offers to a limited group of management and highly compensated employees, as defined by the Employee Retirement Income Security Act (“ERISA”), the ability to participate in the NQDC Plan. The NQDC Plan allows for pre-tax contributions of up to 50% of a participant’s base annual salary and other forms of compensation, as defined. The Company credits the amounts deferred with earnings based on the investment options selected by the participants and holds investments to partially offset the Company’s liabilities under the NQDC Plan. The NQDC Plan liability, included in other long-term liabilities in the consolidated balance sheets, was $7.0 million and $7.4 million at December 28, 2013 and December 29, 2012, respectively. As of December 28, 2013 and December 29, 2012, total investments held for the NQDC Plan were $338 thousand and $3.1 million, respectively, and have been recorded in other assets in the consolidated balance sheets.
Canadian Pension Plan
The Company sponsors a contributory defined benefit pension plan in Canada, The Baskin-Robbins Employees’ Pension Plan (“Canadian Pension Plan”), which provides retirement benefits for the majority of its Canadian employees.

During the second quarter of 2012, the Company’s board of directors approved a plan to close our Peterborough, Ontario, Canada manufacturing plant, where the majority of the Canadian Pension Plan participants were employed (see note 20). As a result of the closure, the Company terminated the Canadian Pension Plan as of December 29, 2012, and expects the Financial Services Commission of Ontario ("FSCO") to approve the termination of the plan in 2014. Upon approval of the termination, the Company will fund any deficit and the plan assets will be used to fund transfers to other retirement plans or for the purchase of annuities to fund future retirement payments to participants. Also upon approval, the Company will recognize any unrealized losses in accumulated other comprehensive income.

The components of net pension expense were as follows (in thousands):

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Service cost	$—	262	222
Interest cost	216	333	340
Expected return on plan assets	(263)	(317)	(306)
Amortization of net actuarial loss	74	76	54
Net pension expense	$27	354	310
The amortization of net actuarial loss included in net pension expense above represents the amount reclassified from accumulated other comprehensive income during the respective fiscal year. The table below summarizes other balances for fiscal years 2013, 2012, and 2011 (in thousands):

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
Change in benefit obligation:
Benefit obligation, beginning of year	$8,349	6,050	6,042
Service cost	—	262	222
Interest cost	216	333	340
Employee contributions	—	88	81
Benefits paid	(230)	(275)	(479)
Curtailment gain	—	(1,084)	—
Actuarial loss (gain)	395	2,854	(95)
Foreign currency loss (gain), net	(530)	121	(61)
Benefit obligation, end of year	$8,200	8,349	6,050
Change in plan assets:
Fair value of plan assets, beginning of year	$5,809	4,945	4,797
Expected return on plan assets	263	317	306
Employer contributions	626	662	798
Employee contributions	—	88	81
Benefits paid	(230)	(275)	(479)
Actuarial loss	(371)	(27)	(505)
Foreign currency gain (loss), net	(307)	99	(53)
Fair value of plan assets, end of year	$5,790	5,809	4,945
Reconciliation of funded status:
Funded status	$(2,410)	(2,540)	(1,105)
Net amount recognized at end of period	$(2,410)	(2,540)	(1,105)
Amounts recognized in the balance sheet consist of:
Accrued benefit cost	$(2,410)	(2,540)	(1,105)
Net amount recognized at end of period	$(2,410)	(2,540)	(1,105)
The investments of the Canadian Pension Plan consisted of a long-term bond fund and a short-term investment fund at December 28, 2013, and a pooled investment fund at December 29, 2012. These funds are comprised of numerous underlying investments and are valued at the unit fair value supplied by the funds' administrators, which represent the funds' proportionate share of underlying net assets at market value determined using closing market prices. The funds are considered Level 2, as defined by U.S. GAAP, because the inputs used to calculate the fair value are derived principally from observable market data. The Canadian Pension Plan's investment strategy is to mitigate fluctuations in the wind-up deficit of the plan by holding assets whose fluctuation in fair value will approximate that of the benefit obligation. The Canadian Pension Plan assumes a concentration of risk as it is invested in a limited number of investments. The risk is mitigated as the funds consists of a diverse range of underlying investments. The allocation of the assets within the plan consisted of the following:

	December 28, 2013	December 29, 2012
Cash and short-term investments	35%	—%
Equity securities	—	60
Debt securities	65	39
Other	—	1
The actuarial assumptions used in determining the present value of accrued pension benefits at December 28, 2013 and December 29, 2012 were as follows:

	December 28, 2013	December 29, 2012
Discount rate	2.65%	2.70%
Average salary increase for pensionable earnings	—	—
The discount rate used in determining the present value of accrued pension benefits at December 28, 2013 reflects the estimate of the rate at which pension benefits could be effectively settled. No future salary increases are assumed as of December 28, 2013 or December 29, 2012 as a result of the termination of the plan.
The actuarial assumptions used in determining the present value of our net periodic benefit cost were as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
Discount rate	2.70%	5.25%	5.50%
Average salary increase for pensionable earnings	—	3.25	3.25
Expected return on plan assets	4.50	6.00	6.00
The expected return on plan assets was determined based on the Canadian Pension Plan’s target asset mix, expected long-term asset class returns based on a mean return over a 30-year period using a Monte Carlo simulation, the underlying long-term inflation rate, and expected investment expenses.
The accumulated benefit obligation was $8.2 million and $8.3 million at December 28, 2013 and December 29, 2012, respectively. We recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of the Canadian Pension Plan. At December 28, 2013, the net liability for the funded status of the Canadian Pension Plan was included in other current liabilities in consolidated balance sheets. Upon approval of the plan termination by the FSCO, the Company intends on funding the plan deficit and purchasing annuities to provide accrued benefits to participants.
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
Prior to the closing of the Company’s initial public offering on August 1, 2011, the Company was charged an annual management fee by the Sponsors of $1.0 million per Sponsor, payable in quarterly installments. In connection with the completion of the initial public offering in August 2011, the Company incurred an expense of approximately $14.7 million related to the termination of the Sponsor management agreement. Including this termination fee, the Company recognized $16.4 million of expense during fiscal year 2011 related to Sponsor management fees, which is included in general and administrative expenses, net in the consolidated statements of operations.

At December 29, 2012, certain affiliates of the Sponsors held $52.4 million, respectively of term loans, issued under the Company’s senior credit facility. The terms of these loans were identical to all other term loans issued to unrelated lenders in the senior credit facility. As of December 28, 2013, there were no term loans held by affiliates of the Sponsors.
The Sponsors have historically held a substantial interest in our Company as well as several other entities. The existence of such common ownership and management control could result in differences within our operating results or financial position than if the entities were autonomous; however, we believe such transactions were negotiated at arm's length. The Company made payments to entities in which the Sponsors have ownership interests totaling approximately $2.1 million, $1.6 million, and $979 thousand during fiscal years 2013, 2012, and 2011, respectively, primarily for the purchase of consulting services, training services, and leasing of restaurant space. At December 29, 2012, the Company had a net payable of $150 thousand to these entities. At December 28, 2013, the Company had no net payable to these entities.
(b) Equity method investments
The Company recognized royalty income from its equity method investments as follows (in thousands):

	Fiscal year ended
	December 28, 2013	December 29, 2012	December 31, 2011
BR Japan	$2,097	2,549	2,473
BR Korea	4,156	3,662	3,371
Spain JV	130	—	—
	$6,383	6,211	5,844
At December 28, 2013 and December 29, 2012, the Company had $1.4 million and $1.2 million, respectively, of royalties receivable from its equity method investments which were recorded in accounts receivable, net, in the consolidated balance sheets.
The Company made net payments to its equity method investments totaling approximately $3.8 million, $1.6 million, and $2.8 million, in fiscal years 2013, 2012, and 2011, respectively, primarily for the purchase of ice cream products and incentive payments.
The Company made loans of $2.1 million and $666 thousand during fiscal years 2013 and 2012, respectively to the Spain JV. As of December 28, 2013 and December 29, 2012, the Company had $2.7 million and $666 thousand, respectively, of notes receivable from the Spain JV, which are included in other assets in the consolidated balance sheets. During the third quarter of fiscal year 2013, the Company fully reserved all outstanding notes and accounts receivable from the Spain JV, and fully impaired its equity investment in the Spain JV (see note 6).
During fiscal year 2013, the Company recognized sales of ice cream products of $4.8 million in the consolidated statements of operations from the sale of ice cream products to the Australia JV. As of December 28, 2013, the Company had $733 thousand of net receivables from the Australia JV, consisting of accounts receivable and notes and other receivables, net of other current liabilities.
(c) Board of directors
Certain family members of one of our directors, who retired in May 2013, hold an ownership interest in an entity that owns and operates Dunkin’ Donuts restaurants and holds the right to develop additional restaurants under store development agreements. During fiscal years 2013, 2012, and 2011, the Company received $343 thousand, $961 thousand, and $713 thousand, respectively, in royalty and rental payments from this entity. During fiscal year 2013, the Company recognized $6 thousand of income related to initial franchise fees from this entity. All material terms of the franchise and store development agreements with this entity are consistent with other unrelated franchisees in the market.
(20) Closure of manufacturing plant
During the second quarter of 2012, the Company’s board of directors approved a plan to close our Peterborough, Ontario, Canada manufacturing plant, which supplied ice cream to certain of Baskin-Robbins' international markets. Manufacturing of ice cream products that had been produced in Peterborough began transitioning to existing third-party partner suppliers during the third quarter of 2012, and production ceased at the plant at the end of September 2012. The majority of the costs and activities related to the closure of the plant and transition to third-party suppliers occurred in fiscal year 2012, with the exception of the settlement of our Canadian pension plan, which is subject to government approval that may not be obtained until 2014.
The Company recorded cumulative costs related to the plant closure of $12.6 million, of which, $654 thousand and $11.9 million were recorded in fiscal years 2013 and 2012, respectively. Costs recorded in fiscal year 2012 included $4.2 million of accelerated depreciation on property, plant, and equipment, $2.7 million of incremental ice cream production costs, $2.0 million of ongoing termination benefits, $1.1 million of one-time termination benefits, and $1.9 million of other costs related to the closing and transition. The accelerated depreciation and the incremental ice cream production costs are included in depreciation and cost of ice cream products, respectively, in the consolidated statements of operations, while all other costs are included in general and administrative expenses, net in the consolidated statements of operations. The Company also expects to incur additional costs of approximately $3.0 million to $4.0 million primarily related to the settlement of our Canadian pension plan upon final government approval.
As of December 29, 2012, the Company had recorded reserves for ongoing termination benefits and one-time termination benefits of $636 thousand and $55 thousand, respectively, substantially all of which were paid during fiscal year 2013.
(21) Allowance for doubtful accounts
The changes in the allowance for doubtful accounts were as follows (in thousands):

	Accounts receivable	Short-term notes and other receivables	Long-term notes and other receivables
Balance at December 25, 2010	$5,518	2,443	—
Provision for doubtful accounts, net	745	1,274	—
Write-offs and other	(3,550)	(1,396)	—
Balance at December 31, 2011	2,713	2,321	—
Provision for (recovery of) doubtful accounts, net	513	(1,055)	—
Write-offs and other	(743)	(62)	—
Balance at December 29, 2012	2,483	1,204	—
Provision for (recovery of) doubtful accounts, net	1,015	(339)	2,808
Write-offs and other	(899)	(206)	—
Balance at December 28, 2013	$2,599	659	2,808
(22) Quarterly financial data (unaudited)

	Three months ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
	(In thousands, except per share data)
Total revenues	$161,858	182,488	186,317	183,177
Operating income	63,459	76,805	82,237	82,235
Net income attributable to Dunkin' Brands	23,798	40,812	40,221	42,072
Earnings per share:
Common – basic	0.22	0.38	0.38	0.39
Common – diluted	0.22	0.38	0.37	0.39

	Three months ended
	March 31, 2012	June 30, 2012	September 29, 2012	December 29, 2012
	(In thousands, except per share data)
Total revenues	$152,372	172,387	171,719	161,703
Operating income(1)	55,195	46,138	70,345	67,751
Net income attributable to Dunkin' Brands(1)	25,950	18,497	29,526	34,335
Earnings per share(1):
Common – basic	0.22	0.15	0.26	0.32
Common – diluted	0.21	0.15	0.26	0.32

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2013, such disclosure controls and procedures were effective.
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

Management, with the participation of the Company's principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2013 based on the framework and criteria established in Internal Control - Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 28, 2013.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of December 28, 2013, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dunkin' Brands Group, Inc.:
We have audited Dunkin’ Brands Group, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dunkin’ Brands Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dunkin’ Brands Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2013, and our report dated February 20, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts
February 20, 2014

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 20, 2014.

Nigel Travis, age 64, has served as Chief Executive Officer of Dunkin’ Brands since January 2009 and assumed the additional role of Chairman of the Board in May 2013. From 2005 through 2008, Mr. Travis served as President and Chief Executive Officer, and on the board of directors of Papa John’s International, Inc., a publicly-traded international pizza chain. Prior to Papa John’s, Mr. Travis was with Blockbuster, Inc. from 1994 to 2004, where he served in increasing roles of responsibility, including President and Chief Operating Officer. Mr. Travis previously held numerous senior positions at Burger King Corporation. Mr. Travis currently serves on the board of directors of Office Depot, Inc. and formerly served on the boards of Lorillard, Inc. and Bombay Company, Inc.

Paul Carbone, age 47, was named Senior Vice President and Chief Financial Officer on June 4, 2012. Prior to that, Mr. Carbone had served as Vice President, Financial Management of Dunkin’ Brands since 2008. Prior to joining Dunkin’ Brands, he most recently served as Senior Vice President and Chief Financial Officer for Tween Brands, Inc. Before Tween Brands, Mr. Carbone spent seven years with Limited Brands, Inc., where his roles included Vice President, Finance, for Victoria’s Secret.

John Costello, age 66, joined Dunkin’ Brands in 2009 and currently serves as our President, Global Marketing & Innovation. Prior to joining Dunkin’ Brands, Mr. Costello was an independent consultant and served as President and CEO of Zounds, Inc., an early stage developer and hearing aid retailer, from September 2007 to January 2009. Following his departure, Zounds filed for bankruptcy in March 2009. From October 2006 to August 2007, he served as President of Consumer and Retail for Solidus Networks, Inc. (d/b/a Pay By Touch), which filed for bankruptcy in March 2008. Mr. Costello previously served as the Executive Vice President of Merchandising and Marketing at The Home Depot, Senior Executive Vice President of Sears, and Chief Global Marketing Officer of Yahoo!. He has also held leadership roles at several companies, including serving as President of Nielsen Marketing Research U.S. Mr. Costello currently serves on the board of directors of Fantex, Inc. and was a director of Ace Hardware Corporation from June 2009 to February 2014.

Richard Emmett, age 58, was named Chief Legal and Human Resources Officer in January 2014, and prior to that, served as Senior Vice President and Chief Legal Officer since joining Dunkin' Brands in December 2009. Mr. Emmett joined Dunkin’ Brands from QCE HOLDING LLC (Quiznos) where he served as Executive Vice President, Chief Legal Officer and Secretary. Prior to Quiznos, Mr. Emmett served in various roles including as Senior Vice President, General Counsel and Secretary for Papa John’s International. Mr. Emmett currently serves on the board of directors of Francesca’s Holdings Corporation.

Bill Mitchell, age 50, joined Dunkin’ Brands in August 2010 and currently serves as President, Baskin-Robbins U.S and Canada and Baskin-Robbins and Dunkin’ Donuts for Japan, China, and Korea. Mr. Mitchell joined Dunkin’ Brands from Papa John’s International, where he had served in a variety of roles since 2000, including President of Global Operations, President of Domestic Operations, Operations VP, Division VP and Senior VP of Domestic Operations. Prior to Papa John’s, Mr. Mitchell was with Popeyes, a division of AFC Enterprises where he served in various capacities including Senior Director of Franchise Operations.

Scott Murphy, age 41, was named Senior Vice President and Chief Supply Officer in February 2013. Mr. Murphy joined Dunkin’ Brands in 2004 and prior to his current position, served as Vice President, Global Supply Chain for Dunkin’ Donuts. Mr. Murphy serves on the board of directors of the National Coffee Association of America as well as the National DCP, LLC, the Dunkin’ Donuts franchisee-owned purchasing and distribution cooperative.

Karen Raskopf, age 59, joined Dunkin' Brands in 2009 and currently serves as Senior Vice President and Chief Communications Officer. Prior to joining Dunkin' Brands, she spent 12 years as Senior Vice President, Corporate Communications for Blockbuster, Inc. She also served as head of communications for 7-Eleven, Inc.

Paul Twohig, age 60, joined Dunkin’ Donuts U.S. in October 2009 and currently serves as President, Dunkin’ Donuts U.S. and Canada, and Dunkin’ Donuts & Baskin-Robbins Europe and Latin America. Prior to his current position, Mr. Twohig served as Senior Vice President and Chief Operating Officer. Prior to joining Dunkin’ Brands, Mr. Twohig served as a Division Senior

Vice President for Starbucks Corporation from December 2004 to March 2009. Mr. Twohig also previously served as Chief Operating Officer for Panera Bread Company.

John Varughese, age 48, joined Dunkin’ Brands in 2002 and currently serves as Vice President, Middle East, Southeast Asia and India. Prior to his current position, Mr. Varughese served as Vice President, Baskin-Robbins International Operations and Managing Director, International, Baskin-Robbins and Dunkin’ Donuts.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 28, 2013 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

2.
Financial statement schedules: All financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits:

Exhibit Number	Exhibit Title

3.1
Form of Second Restated Certificate of Incorporation of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

3.2
Form of Second Amended and Restated Bylaws of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

4.2
Specimen Common Stock certificate of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.1*
Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.) Amended and Restated 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.2*
Form of Option Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.3*
Form of Restricted Stock Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.4*
Dunkin’ Brands Group, Inc. Amended & Restated 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.5*	Form of Amended Option Award under 2011 Omnibus Long-Term Incentive Plan

10.6*
Form of Amended Restricted Stock Unit Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.7*	Dunkin’ Brands Group, Inc. Annual Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.8*	Amended and Restated Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan

10.9*
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

10.11*	Offer Letter to Paul Carbone dated June 4, 2012 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.12*
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

10.15*	Form of amendment to Offer Letters (incorporated by reference to Exhibit 10.16(a) to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.16*	Separation Agreement with Giorgio Minardi, dated October 29, 2013 as revised November 15, 2013

10.17*
Transition Agreement of Jon Luther, dated as of June 30, 2010 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.18
Form of Non-Competition/Non-Solicitation/Confidentiality Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.19
Credit Agreement among Dunkin’ Finance Corp, Dunkin’ Brands Holdings, Inc., Dunkin’ Brands, Inc., Barclays Bank PLC and the other lenders party thereto, dated as of November 23, 2010 (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.20
Joinder to Credit Agreement dated as of December 3, 2010 (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.21
Amendment 1, dated as of February 18, 2011, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.22
Amendment 2, dated as of May 25, 2011, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.23
Amendment 3, dated as of August 9, 2012, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on August 9, 2012)

10.24
Amendment 4, dated as of February 14, 2013, to the Credit Agreement among Dunkin’ Brands, Inc., Dunkin’ Brands Holdings, Inc., Barclays Bank PLC and the other lenders party thereto and Amendment No. 1 to the Guaranty among Dunkin' Brands Holdings, Inc., the other guarantors named therein and the Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on February 14, 2013)

10.25
Amendment No. 5 to the Credit Agreement, dated as of February 7, 2014 by and among Dunkin’ Brands, Inc. Dunkin’ Brands Holdings, Inc., Barclays Bank PLC, as administrative agent and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on February 7, 2014)

10.26
Security Agreement among the Grantors identified therein and Barclays Bank PLC, dated as of December 3, 2010 (incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.27	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.28	Lease between 130 Royall, LLC and Dunkin’ Brands, Inc., dated as of December 20, 2013

10.29	Form of Baskin-Robbins Franchise Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.30	Form of Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.31
Form of Combined Baskin-Robbins and Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.32	Form of Dunkin’ Donuts Store Development Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.33	Form of Baskin-Robbins Store Development Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

21.1	Subsidiaries of Dunkin’ Brands Group, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, formatted in Extensible Business Reporting Language, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 20, 2014

DUNKIN’ BRANDS GROUP, INC.

By:	/s/ Nigel Travis
Name:	Nigel Travis
Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nigel Travis	Chairman and Chief Executive Officer (Principal Executive Officer)	February 20, 2014
Nigel Travis

/s/ Paul Carbone	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2014
Paul Carbone

/s/ Raul Alvarez	Director	February 20, 2014
Raul Alvarez

/s/ Anthony DiNovi	Director	February 20, 2014
Anthony DiNovi

/s/ Michael Hines	Director	February 20, 2014
Michael Hines

/s/ Sandra Horbach	Director	February 20, 2014
Sandra Horbach

/s/ Mark Nunnelly	Director	February 20, 2014
Mark Nunnelly

/s/ Carl Sparks	Director	February 20, 2014
Carl Sparks

/s/ Joseph Uva	Director	February 20, 2014
Joseph Uva