Form 10-Q
period 2014-03-29
DUNKIN' BRANDS GROUP, INC.
filed 2014-05-07
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 29, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of May 2, 2014, 106,344,586 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 29, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$202,420	256,933
Accounts receivable, net of allowance for doubtful accounts of $3,191 and $2,599 as of March 29, 2014 and December 28, 2013, respectively	47,870	47,162
Notes and other receivables, net of allowance for doubtful accounts of $972 and $659 as of March 29, 2014 and December 28, 2013, respectively	8,682	32,603
Deferred income taxes, net	46,222	46,461
Restricted assets of advertising funds	35,579	31,493
Prepaid income taxes	20,461	25,699
Prepaid expenses and other current assets	23,490	21,409
Total current assets	384,724	461,760
Property and equipment, net of accumulated depreciation of $97,789 and $105,834 as of March 29, 2014 and December 28, 2013, respectively	177,090	182,858
Equity method investments	169,307	170,644
Goodwill	890,391	891,598
Other intangible assets, net of accumulated amortization of $205,451 and $200,248 as of March 29, 2014 and December 28, 2013, respectively	1,445,517	1,452,205
Other assets	69,291	75,625
Total assets	$3,136,320	3,234,690
Liabilities, Redeemable Noncontrolling Interests, and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	5,000
Capital lease obligations	458	432
Accounts payable	11,633	12,445
Liabilities of advertising funds	50,176	49,077
Deferred income	28,740	28,426
Other current liabilities	176,890	248,918
Total current liabilities	267,897	344,298
Long-term debt, net	1,813,245	1,818,609
Capital lease obligations	7,055	6,996
Unfavorable operating leases acquired	16,300	16,834
Deferred income	11,835	11,135
Deferred income taxes, net	557,769	561,714
Other long-term liabilities	64,116	62,816
Total long-term liabilities	2,470,320	2,478,104
Commitments and contingencies (note 10)
Redeemable noncontrolling interests	4,802	4,930
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at March 29, 2014 and December 28, 2013, respectively	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 107,501,189 issued and 106,758,284 outstanding at March 29, 2014; 106,876,919 shares issued and 106,646,219 shares outstanding at December 28, 2013	107	107
Additional paid-in capital	1,182,523	1,196,426
Treasury stock, at cost	(34,771)	(10,773)
Accumulated deficit	(757,145)	(779,741)
Accumulated other comprehensive income	2,587	1,339
Total stockholders’ equity	393,301	407,358
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$3,136,320	3,234,690

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 29, 2014	March 30, 2013
Revenues:
Franchise fees and royalty income	$106,712	103,765
Rental income	22,447	22,432
Sales of ice cream products	28,671	23,580
Sales at company-owned restaurants	6,316	5,771
Other revenues	7,802	6,310
Total revenues	171,948	161,858
Operating costs and expenses:
Occupancy expenses—franchised restaurants	13,012	12,776
Cost of ice cream products	19,748	15,986
Company-owned restaurant expenses	6,363	5,655
General and administrative expenses, net	59,714	55,577
Depreciation	4,913	5,848
Amortization of other intangible assets	6,405	6,582
Long-lived asset impairment charges	123	248
Total operating costs and expenses	110,278	102,672
Net income of equity method investments	3,100	3,087
Other operating income, net	4,327	1,186
Operating income	69,097	63,459
Other income (expense):
Interest income	69	114
Interest expense	(17,941)	(20,832)
Loss on debt extinguishment and refinancing transactions	(13,735)	(5,018)
Other gains (losses), net	27	(390)
Total other expense	(31,580)	(26,126)
Income before income taxes	37,517	37,333
Provision for income taxes	14,689	13,672
Net income including noncontrolling interests	22,828	23,661
Net loss attributable to noncontrolling interests	(128)	(137)
Net income attributable to Dunkin’ Brands	$22,956	23,798
Earnings per share:
Common—basic	$0.22	0.22
Common—diluted	0.21	0.22
Cash dividends declared per common share	0.23	0.19
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 29, 2014	March 30, 2013
Net income including noncontrolling interests	$22,828	23,661
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense of $313 and $134 for the three months ended March 29, 2014 and March 30, 2013, respectively	1,291	(10,805)
Unrealized gains (losses) on interest rate swaps, net of deferred tax expense (benefit) of $(457) and $562 for the three months ended March 29, 2014 and March 30, 2013, respectively	(701)	779
Other, net	658	20
Total other comprehensive income (loss)	1,248	(10,006)
Comprehensive income including noncontrolling interests	24,076	13,655
Comprehensive loss attributable to noncontrolling interests	(128)	(137)
Comprehensive income attributable to Dunkin’ Brands	$24,204	13,792
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net income including noncontrolling interests	$22,828	23,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,318	12,430
Amortization of deferred financing costs and original issue discount	1,038	1,367
Loss on debt extinguishment and refinancing transactions	13,735	5,018
Deferred income taxes	(3,842)	(5,740)
Provision for (recovery of) bad debt	1,365	(153)
Share-based compensation expense	1,849	1,618
Net income of equity method investments	(3,100)	(3,087)
Dividends received from equity method investments	5,825	5,527
Other, net	(4,729)	64
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	22,062	4,210
Other current assets	1,335	(1,451)
Accounts payable	(733)	1,273
Other current liabilities	(72,566)	(74,756)
Liabilities of advertising funds, net	(2,746)	872
Income taxes payable, net	5,363	1,996
Deferred income	917	(1,057)
Other, net	1,694	1,210
Net cash provided by (used in) operating activities	1,613	(26,998)
Cash flows from investing activities:
Additions to property and equipment	(4,436)	(7,808)
Proceeds from sale of real estate	6,937	—
Other, net	(1,418)	1,000
Net cash provided by (used in) investing activities	1,083	(6,808)
Cash flows from financing activities:
Repayment of long-term debt	(10,000)	(14,157)
Payment of deferred financing and other debt-related costs	(8,977)	(6,115)
Dividends paid on common stock	(24,520)	(20,191)
Repurchases of common stock	(22,040)	—
Exercise of stock options	3,411	1,092
Excess tax benefits from share-based compensation	5,465	—
Other, net	(568)	(118)
Net cash used in financing activities	(57,229)	(39,489)
Effect of exchange rates on cash and cash equivalents	20	(137)
Decrease in cash and cash equivalents	(54,513)	(73,432)
Cash and cash equivalents, beginning of period	256,933	252,618
Cash and cash equivalents, end of period	$202,420	179,186
Supplemental cash flow information:
Cash paid for income taxes	$7,618	17,480
Cash paid for interest	19,900	30,787
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	857	1,624
Purchase of leaseholds in exchange for capital lease obligations	185	—
Noncash financing activity:
Repurchases of common stock included in other current liabilities	1,958	—
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
Throughout these unaudited consolidated financial statements, “Dunkin’ Brands,” “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.
(2) Summary of Significant Accounting Policies
(a) Unaudited Consolidated Financial Statements
The consolidated balance sheet as of March 29, 2014, the consolidated statements of operations, comprehensive income, and cash flows for the three months ended March 29, 2014 and March 30, 2013, are unaudited.
The accompanying unaudited consolidated financial statements include the accounts of DBGI and its consolidated subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with U.S. GAAP have been recorded. Such adjustments consisted only of normal recurring items. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2013, included in the Company’s Annual Report on Form 10-K.
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within our three month periods ended March 29, 2014 and March 30, 2013 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three months ended March 29, 2014 is not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2014.
(c) Fair Value of Financial Instruments
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

Financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2014 and December 28, 2013 are summarized as follows (in thousands):

	March 29, 2014			December 28, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
Assets:
Mutual funds	$649	—	649	1,012	—	1,012
Interest rate swaps	—	9,155	9,155	—	10,221	10,221
Total assets	$649	9,155	9,804	1,012	10,221	11,233
Liabilities:
Deferred compensation liabilities	$—	7,555	7,555	—	7,181	7,181
Total liabilities	$—	7,555	7,555	—	7,181	7,181
The deferred compensation liabilities primarily relate to the Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (“NQDC Plan”), which allows for pre-tax salary deferrals for certain qualifying employees. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds mutual funds, as well as money market funds, to partially offset the Company’s liabilities under certain benefit plans. The changes in the fair value of the mutual funds are derived using quoted prices in active markets for the specific funds. As such, the mutual funds are classified within Level 1, as defined under U.S. GAAP.
The Company uses readily available market data to value its interest rate swaps, such as interest rate curves and discount factors. Additionally, the fair value of derivatives includes consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input, as defined under U.S. GAAP. As the magnitude of the CVA is not a significant component of the fair value of the interest rate swaps as of March 29, 2014, it is not considered a significant input and the derivatives are classified as Level 2.
The carrying value and estimated fair value of long-term debt as of March 29, 2014 and December 28, 2013 were as follows (in thousands):

	March 29, 2014		December 28, 2013
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial liabilities
Term loans	$1,813,245	1,816,414	1,823,609	1,836,212
The estimated fair value of our term loans is estimated based on current bid prices for our term loans. Judgment is required to develop these estimates. As such, our term loans are classified within Level 2, as defined under U.S. GAAP.
(d) Derivative Instruments and Hedging Activities
The Company uses derivative instruments to hedge interest rate risks. These derivative contracts are entered into with financial institutions. The Company does not use derivative instruments for trading purposes and we have procedures in place to monitor and control their use.
We record all derivative instruments on our consolidated balance sheets at fair value. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instruments is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the consolidated statements of operations immediately. Cash flows associated with the Company's interest rate swap agreements are classified as cash flows from operating activities in the consolidated statements of cash flows which is consistent with the classification of cash flows of the underlying hedged item. See note 5 for a discussion of the Company's use of derivative instruments, management of credit risk inherent in derivative instruments, and fair value information.

(e) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At March 29, 2014 and December 28, 2013, one master licensee, including its majority-owned subsidiaries, accounted for approximately 27% and 17%, respectively, of total accounts and notes receivable, which was primarily due to the timing of orders and shipments of ice cream to the master licensee. For the three months ended March 29, 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 11% of total revenues. No individual franchisee or master licensee accounted for more than 10% of total revenues for the three months ended March 30, 2013.
(f) Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This guidance was adopted by the Company in fiscal year 2014. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.
(g) Reclassifications
The Company has revised the presentation of certain income generating transactions that historically were recorded within general and administrative expenses, net in the consolidated statements of operations. Income from these transactions totaling $1.2 million have been reclassified into other operating income, net, for the three months ended March 30, 2013 in the consolidated statements of operations to conform to the current year presentation. There is no impact to total revenues, operating income, income before income taxes, or net income as a result of these reclassifications.
The Company has also revised the presentation of certain asset captions within the consolidated balance sheets to conform to the current period presentation, including combining 'assets held for sale' with 'prepaid expense and other current assets' and combining 'restricted cash' with 'other assets'. The revisions had no impact on total current assets or total assets.
Additionally, the Company has revised the presentation of certain captions for the three months ended March 30, 2013 within the consolidated statements of cash flows to conform to the current period presentation. The revisions had no impact on net cash used in operating, investing, or financing activities.
(h) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended
	March 29, 2014	March 30, 2013
Royalty income	$98,599	93,222
Initial franchise fees and renewal income	8,113	10,543
Total franchise fees and royalty income	$106,712	103,765

The changes in franchised and company-owned points of distribution were as follows:

	Three months ended
	March 29, 2014	March 30, 2013
Systemwide Points of Distribution:
Franchised points of distribution—beginning of period	18,122	17,333
Franchised points of distribution—opened	266	244
Franchised points of distribution—closed	(170)	(131)
Franchised points of distribution in operation—end of period	18,218	17,446
Company-owned points of distribution—end of period	36	30
Total systemwide points of distribution—end of period	18,254	17,476
During fiscal year 2013, the Company performed an internal review of international franchised points of distribution, and determined that certain franchises opened and closed had not been accurately reported in prior years. As such, the points of distribution information for the three months ended March 30, 2013 have been adjusted to reflect the results of this internal review. The adjustments to the prior years were not material, and had no impact on the Company's financial position or results of operations. Franchised points of distribution in operation—beginning of period and franchised points of distribution in operation—end of period were reduced by 91 for the three months ended March 30, 2013.
(4) Debt
In February 2014, Dunkin’ Brands, Inc. (“DBI”), a subsidiary of DBGI, amended its senior credit facility, resulting in a reduction of interest rates. The senior credit facility now consists of $1.38 billion in term loans due February 2021 (“2021 Term Loans”), $450.0 million in term loans due September 2017 (“2017 Term Loans”), and a $100.0 million revolving credit facility that matures in February 2019.
The 2021 Term Loans bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) LIBOR plus 1.0%, and (d) 1.75% or (2) LIBOR provided that LIBOR shall not be lower than 0.75%. The applicable margin under the term loan facility is 1.50% for loans based upon the base rate and 2.50% for loans based upon LIBOR.
The 2017 Term Loans bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, and (c) LIBOR plus 1.0%, or (2) LIBOR. The applicable margin under the term loan facility is 1.50% for loans based upon the base rate and 2.50% for loans based upon LIBOR.
The effective interest rate for the term loans, including the amortization of original issue discount and deferred financing costs, was 3.5% and 2.8% for the 2021 Term Loans and 2017 Term Loans, respectively, at March 29, 2014.
Subsequent to the amendment, borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, and (c) LIBOR plus 1.0%, or (2) LIBOR. The applicable margin under the revolving credit facility is 1.25% for loans based upon the base rate and 2.25% for loans based upon LIBOR. In addition, we are required to pay a 0.5% commitment fee per annum on the unused portion of the revolver and a fee for letter of credit amounts outstanding of 2.25%.
In connection with the amendment, certain lenders, holding $684.7 million of term loans, exited the term loan lending syndicate. The principal of the exiting lenders was replaced with additional loans from both existing and new lenders. As a result, during the first quarter of 2014, the Company recorded a loss on debt extinguishment and refinancing transactions of $13.7 million, including $10.5 million related to the write-off of original issuance discount and deferred financing costs and $3.2 million of fees paid to third parties. The amended term loans were issued with an original issue discount of 0.25%, or $4.6 million, which was recorded as a reduction to long-term debt. Total debt issuance costs incurred and capitalized in connection with this amendment were $1.2 million.
In February 2013, the Company amended its senior credit facility, resulting in a reduction of interest rates and an extension of the maturity dates for both the term loans and the revolving credit facility. As a result of the amendment, the Company recorded a loss on debt extinguishment and refinancing transactions of $5.0 million during the first quarter of 2013, including $3.9 million related to the write-off of original issuance discount and deferred financing costs and $1.1 million of fees paid to third parties. The amended term loans were issued with an original issue discount of 0.25%, or $4.6 million, which was recorded as a reduction to long-term debt.

Principal payments are required to be made on the 2017 Term Loans equal to $4.5 million per calendar year, payable in quarterly installments beginning June 2014 through June 2017, of which $5.0 million had been voluntarily prepaid as of March 29, 2014. Principal payments are required to be made on the 2021 Term Loans equal to approximately $13.8 million per calendar year, payable in quarterly installments beginning June 2015 through December 2020. The final scheduled principal payments on the outstanding borrowings under the 2017 Term Loans and 2021 Term Loans are due in September 2017 and February 2021, respectively. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the senior credit facility), is no greater than 4.75x, no excess cash flow payments are required. If DBI’s leverage ratio is greater than 5.50x, the Company is required to prepay an amount equal to 50% of excess cash flow. Considering the voluntary prepayments made, no additional principal payments are required in the next twelve months as of March 29, 2014, though the Company may elect to make voluntary prepayments. Other events and transactions, such as certain asset sales and incurrence of debt, may trigger additional mandatory prepayments.
(5) Derivative Instruments and Hedging Transactions
The Company is exposed to global market risks, including the effect of changes in interest rates, and may use derivative instruments to mitigate the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. The Company’s hedging instruments consist solely of interest rate swaps at March 29, 2014. The Company’s risk management objective and strategy with respect to the interest rate swaps is to limit the Company’s exposure to increased interest rates on its variable rate debt by reducing the potential variability in cash flow requirements relating to interest payments on a portion of its outstanding debt. The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items.
In September 2012, the Company entered into variable-to-fixed interest rate swap agreements with three counterparties to hedge the risk of increases in cash flows (interest payments) attributable to increases in three-month LIBOR above the designated benchmark interest rate being hedged, through November 2017. Interest is settled quarterly on a net basis with each counterparty. The swaps have been designated as hedging instruments and are classified as cash flow hedges. They are recognized on the Company’s consolidated balance sheets at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (loss), or current earnings if there is ineffectiveness of the derivative instruments during the period.
As a result of the February 2014 amendment to the senior credit facility, the Company amended the interest rate swap agreements to align the embedded floors with the amended term loans. As a result of the amendments to the interest rate swap agreements, the Company will be required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.22%, resulting in a total interest rate of approximately 3.72% on the hedged amount when considering the applicable margin in effect at March 29, 2014. In exchange, the Company will receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a floor of 0.75%. There was no change to the term and the notional amount of the term loan borrowings being hedged of $900.0 million.
As a result of the amendment to the interest rate swaps, the Company does not expect the hedging relationship to have a material amount of ineffectiveness. During the three months ended March 29, 2014 and March 30, 2013, there was no ineffectiveness of the interest rate swaps, and therefore, ineffectiveness had no impact on the consolidated statements of operations. As of the date of the amendment, a cumulative unrealized gain of $5.8 million was recorded in accumulated other comprehensive income, which will be amortized on a straight-line basis to interest expense in the consolidated statements of operations through the maturity date.
The fair values of derivatives instruments consisted of the following (in thousands):

	March 29, 2014	December 28, 2013	Consolidated Balance Sheet Classification
Interest rate swaps - asset	$9,155	10,221	Other assets
Total fair values of derivative instruments - asset	$9,155	10,221

The table below summarizes the effects of derivative instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 29, 2014 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings(1)	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$(2,035)	(877)	Interest expense	$(1,158)
Income tax effect	803	346	Provision for income taxes	457
Net of income taxes	$(1,232)	(531)		$(701)

(1)
The total net gain (loss) reclassified from accumulated other comprehensive income into interest expense in the consolidated statements of operations includes the straight-line amortization of the unrealized gain that remained in accumulated other comprehensive income as of the date of the amendment.

The table below summarizes the effects of derivative instruments on the consolidated statements of operations and comprehensive income (loss) for the three months ended March 30, 2013 (in thousands):

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$495	(846)	Interest expense	$1,341
Income tax effect	(207)	355	Provision for income taxes	(562)
Net of income taxes	$288	(491)		$779
As of March 29, 2014 and December 28, 2013, $951 thousand and $836 thousand, respectively, of interest expense related to interest rate swaps is accrued in other current liabilities in the consolidated balance sheets. During the next twelve months, the Company estimates that $4.2 million will be reclassified from accumulated other comprehensive income as an increase to interest expense based on current projections of LIBOR.

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. To mitigate counterparty credit risk, the Company only enters into contracts with major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of its counterparties. At March 29, 2014, all of the counterparties to the interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of March 29, 2014, the Company has not posted any collateral related to these agreements. The Company holds one derivative instrument with each of its derivative counterparties, each of which is settled net with the respective counterparties in accordance with the swap agreements. There is no offsetting of these financial instruments on the consolidated balance sheets. As of March 29, 2014, the termination value of derivatives is a net asset position of $8.4 million, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements.

(6) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 29, 2014	December 28, 2013
Gift card/certificate liability	$94,779	139,721
Gift card breakage liability	13,249	14,093
Accrued salary and benefits	10,175	26,713
Accrued legal liabilities (see note 10(c))	26,267	26,633
Accrued interest	6,982	9,999
Accrued professional costs	3,291	2,938
Other	22,147	28,821
Total other current liabilities	$176,890	248,918
The decrease in the gift card/certificate liability is driven primarily by the seasonality of our gift card program. The decrease in accrued salary and benefits is primarily due to bonus payments made during the three months ended March 29, 2014 related to fiscal year 2013.
(7) Segment Information
The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income, franchise fees, and rental income. Dunkin’ Donuts U.S. also derives revenue through retail sales at company-owned restaurants. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement. Baskin-Robbins International primarily derives its revenues from the sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, and does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.
Prior to fiscal year 2014, the segment profit measure used by the Company to assess the performance of and allocate resources to each reportable segment was based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, and other gains and losses, and did not reflect the allocation of any corporate charges. Accordingly, the primary change from the historical segment profit measure is the inclusion of depreciation expense. Beginning in fiscal year 2014, the segment profit measure was revised to the adjusted operating income measure described above to better align the segments with our consolidated performance measures and incentive targets. The segment profit amounts presented below for the three months ended March 30, 2013 have been adjusted to reflect this change to the measurement of segment profit to ensure comparability.

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

	Revenues
	Three months ended
	March 29, 2014	March 30, 2013
Dunkin’ Donuts U.S.	$125,219	119,634
Dunkin’ Donuts International	4,285	4,623
Baskin-Robbins U.S.	9,121	9,612
Baskin-Robbins International	30,011	25,428
Total reportable segment revenues	168,636	159,297
Other	3,312	2,561
Total revenues	$171,948	161,858
Expenses included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Adjusted operating income by segment was as follows (in thousands):

	Segment profit
	Three months ended
	March 29, 2014	March 30, 2013
Dunkin’ Donuts U.S.	$89,832	83,555
Dunkin’ Donuts International	2,857	2,552
Baskin-Robbins U.S.	4,868	5,593
Baskin-Robbins International	9,499	9,298
Total reportable segments	107,056	100,998
Corporate	(31,431)	(30,312)
Interest expense, net	(17,872)	(20,718)
Amortization of other intangible assets	(6,405)	(6,582)
Long-lived asset impairment charges	(123)	(248)
Loss on debt extinguishment and refinancing transactions	(13,735)	(5,018)
Other gains (losses), net	27	(390)
Other	—	(397)
Income before income taxes	$37,517	37,333
Net income (loss) of equity method investments is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Income included in “Other” in the segment profit table below represents the reduction of depreciation and amortization expense reported by BR Korea Co., Ltd. (“BR Korea”) as the Company recorded an impairment charge in fiscal year 2011 related to the underlying long-lived assets of BR Korea. Net income (loss) of equity method investments by reportable segment was as follows (in thousands):

	Net income (loss) of equity method investments
	Three months ended
	March 29, 2014	March 30, 2013
Dunkin’ Donuts International	$304	(114)
Baskin-Robbins International	2,458	2,538
Total reportable segments	2,762	2,424
Other	338	663
Total net income of equity method investments	$3,100	3,087

(8) Stockholders’ Equity and Redeemable Noncontrolling Interests
The changes in total stockholders' equity and redeemable noncontrolling interests were as follows (in thousands):

	Total stockholders’ equity	Redeemable noncontrolling interests

Balance at December 28, 2013	$407,358	4,930
Net income	22,956	(128)
Other comprehensive income	1,248	—
Dividends paid on common stock	(24,520)	—
Exercise of stock options	3,411	—
Repurchases of common stock	(23,998)	—
Share-based compensation expense	1,849	—
Excess tax benefits from share-based compensation	5,465	—
Other, net	(468)	—
Balance at March 29, 2014	$393,301	4,802
(a) Redeemable Noncontrolling Interests
As of March 29, 2014, the consolidated balance sheets included $2.5 million of cash and cash equivalents and $6.6 million of property and equipment, net, for the partnership entity with the noncontrolling owners, which may be used only to settle obligations of the partnership.
(b) Treasury Stock
During the three months ended March 29, 2014, the Company repurchased a total of 512,205 shares of common stock at a weighted average price per share of $46.84 from existing stockholders. The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $24.0 million during the three months ended March 29, 2014, based on the fair market value of the shares on the date of repurchase and direct costs incurred. As of March 29, 2014, $2.0 million remained unpaid related to the repurchase of common stock, which was included in other current liabilities in the consolidated balance sheets.
(c) Equity Incentive Plans
During the three months ended March 29, 2014, the Company granted options to purchase 1,406,308 shares of common stock, 59,080 restricted stock units (“RSUs”), and 27,096 restricted stock awards (“RSAs”) to certain employees. The stock options generally vest in equal annual amounts over an approximately four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $51.67 per share and have a weighted average grant-date fair value of $10.65 per share. The RSUs vest over a three-year period subsequent to the grant date, and have a grant-date fair value of $51.67 per share. The RSAs vest in full on July 31, 2016, and have a grant-date fair value of $51.67 per share.
In addition, the Company granted 150,000 performance-based RSAs during the three months ended March 29, 2014. These performance-based RSAs are eligible to vest on December 31, 2018, subject to a market vesting condition linked to the level of total shareholder return received by the Company's shareholders during the performance period measured against the median total shareholder return of the companies in the S&P 500 Composite Index. The performance-based RSAs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $37.94 per share.
Total compensation expense related to all share-based awards was $1.8 million and $1.6 million for the three months ended March 29, 2014 and March 30, 2013, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.

(d) Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains (losses) on interest rate swaps	Unrealized gain (loss) on pension plan	Other	Accumulated other comprehensive income
Balance at December 28, 2013	$5	6,085	(3,098)	(1,653)	1,339
Other comprehensive income (loss)	1,291	(701)	16	642	1,248
Balance at March 29, 2014	$1,296	5,384	(3,082)	(1,011)	2,587
(e) Dividends
The Company paid quarterly dividends of $0.23 per share of common stock on March 19, 2014, totaling approximately $24.5 million. On April 24, 2014, we announced that our board of directors approved the next quarterly dividend of $0.23 per share of common stock payable June 4, 2014 to shareholders of record as of the close of business on May 27, 2014.
(9) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended
	March 29, 2014	March 30, 2013
Net income attributable to Dunkin’ Brands—basic and diluted	$22,956	23,798
Weighted average number of common shares:
Common—basic	106,501,856	106,246,438
Common—diluted	107,980,160	108,158,977
Earnings per common share:
Common—basic	$0.22	0.22
Common—diluted	0.21	0.22
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,478,304 and 1,912,539 equity awards for the three months ended March 29, 2014 and March 30, 2013, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all performance-based equity awards outstanding for which the performance criteria were not yet met as of the fiscal period end. As of March 29, 2014, there were 150,000 restricted shares that were performance-based and for which the performance criteria were not yet met. As of March 30, 2013, there were no stock-based compensation awards that were performance-based and for which the performance criteria was not yet met. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 1,496,216 and 1,177,999 equity awards for the three months ended March 29, 2014 and March 30, 2013, respectively, as they would be antidilutive.
(10) Commitments and Contingencies
(a) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $3.4 million and $3.0 million at March 29, 2014 and December 28, 2013, respectively. At March 29, 2014 and December 28, 2013, there were no amounts under such guarantees that were due.

Supply Chain Guarantees
In 2012, the Company entered into a third-party guarantee with a distribution facility of franchisee products that guarantees franchisees would sell a certain volume of cooler beverages each year over a 4-year period. During the second quarter of fiscal year 2013, the Company determined that the franchisees will not achieve the required sales volume, and therefore, the Company accrued the maximum guarantee under the agreement of $7.5 million, which is included in other current liabilities in the consolidated balance sheets as of December 28, 2013. The Company made the full required guarantee payment during the three months ended March 29, 2014. No additional guarantee payments will be required under the agreement.
The Company entered into a third-party guarantee with a distribution facility that guarantees franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of March 29, 2014 and December 28, 2013, the Company was contingently liable for $5.4 million and $5.7 million, respectively, under this guarantee. Additionally, the Company has various supply chain contracts that generally provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. As of March 29, 2014 and December 28, 2013, the Company was contingently liable under such supply chain agreements for approximately $51.3 million and $52.6 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we have not recorded any liabilities related to these commitments, except for the liability recorded in connection with the cooler beverage commitment discussed above.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of March 29, 2014 and December 28, 2013, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $6.1 million and $6.4 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(b) Letters of Credit
At March 29, 2014 and December 28, 2013, the Company had standby letters of credit outstanding for a total of $2.6 million and $3.0 million, respectively. There were no amounts drawn down on these letters of credit.
(c) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During the three months ended March 29, 2014 and March 30, 2013, the Company accrued additional interest on the judgment amount of $222 thousand and $243 thousand, respectively, resulting in an estimated liability of $24.5 million, including the impact of foreign exchange, as of March 29, 2014. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At March 29, 2014 and December 28, 2013, contingent liabilities, excluding the Bertico litigation, totaling $1.8 million and $1.5 million, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with all matters could increase by up to an additional $12.0 million based on the outcome of ongoing litigation or negotiations.

(d) Line of Credit to Distribution Facility
In May 2013, the Company provided a secured revolving line of credit to a distribution facility of franchisee products for an aggregate maximum principal amount of up to $8.0 million plus interest. The entire principal balance and accrued and unpaid interest is due June 1, 2014. The purpose of this line of credit is to provide funding for the purchase and storage of certain inventory, which was pledged as collateral under a security agreement entered into in connection with the line of credit agreement. Through March 29, 2014, no amounts have been drawn on this line of credit.
(11) Related-Party Transactions
(a) Advertising Funds
At March 29, 2014 and December 28, 2013, the Company had a net payable of $14.6 million and $17.6 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $1.9 million and $1.5 million for the three months ended March 29, 2014 and March 30, 2013, respectively, and are reflected in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $1.0 million during the three months ended March 30, 2013, which are included in general and administrative expenses, net in the consolidated statements of operations. No such contributions were made during three months ended March 29, 2014. Additionally, the Company made net contributions to the advertising funds based on retail sales as owner and operator of company-owned restaurants of $264 thousand and $236 thousand during the three months ended March 29, 2014 and March 30, 2013, respectively, which are included in company-owned restaurant expenses in the consolidated statements of operations. During the three months ended March 29, 2014, the Company also funded initiatives that benefit the gift card program totaling $1.7 million, which were recorded as reductions to the gift card breakage liability included within other current liabilities in the consolidated balance sheets.
(b) Equity Method Investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended
	March 29, 2014	March 30, 2013
B-R 31 Ice Cream Co., Ltd.	$311	402
BR Korea Co., Ltd.	1,047	1,010
Coffee Alliance, S.L. (“Coffee Alliance”)	—	98
	$1,358	1,510
At March 29, 2014 and December 28, 2013, the Company had $983 thousand and $1.4 million, respectively of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its joint ventures totaling approximately $495 thousand and $1.0 million during the three months ended March 29, 2014 and March 30, 2013, respectively, primarily for the purchase of ice cream products and incentive payments.
During the three months ended March 30, 2013, the Company made additional loans of $662 thousand to our Spain joint venture, Coffee Alliance. As of March 29, 2014 and December 28, 2013, the Company had $2.7 million of notes receivable from Coffee Alliance, which were fully reserved by the Company in the third quarter of fiscal year 2013.
During the three months ended March 29, 2014, the Company recognized sales of ice cream products of $1.1 million in the consolidated statements of operations from the sale of ice cream products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”), of which the Company owns a 20 percent equity interest. As of March 29, 2014 and December 28, 2013, the Company had $726 thousand and $733 thousand, respectively, of net receivables from the Australia JV, consisting of accounts receivable and notes and other receivables, net of other current liabilities.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These risk and uncertainties include, but are not limited to: the ongoing level of profitability of franchisees and licensees; our franchisees’ and licensees’ ability to sustain same store sales growth; successful westward expansion; changes in working relationships with our franchisees and licensees and the actions of our franchisees and licensees; our master franchisees’ relationships with sub-franchisees; the strength of our brand in the markets in which we compete; changes in competition within the quick service restaurant segment of the food industry; changes in consumer behavior resulting from changes in technologies or alternative methods of delivery; economic and political conditions in the countries where we operate; our substantial indebtedness; our ability to protect our intellectual property rights; consumer preferences, spending patterns and demographic trends; the impact of seasonal changes, including weather effects, on our business; the success of our growth strategy and international development; changes in commodity and food prices, particularly coffee, dairy products and sugar, and other operating costs; shortages of coffee; failure of our network and information technology systems; interruptions or shortages in the supply of products to our franchisees and licensees; the impact of food borne-illness or food safety issues or adverse public or media opinions regarding the health effects of consuming our products; our ability to collect royalty payments from our franchisees and licensees; uncertainties relating to litigation; the ability of our franchisees and licensees to open new restaurants and keep existing restaurants in operation; our ability to retain key personnel; any inability to protect consumer credit card data and catastrophic events.
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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 18,200 points of distribution in 55 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of March 29, 2014, Dunkin’ Donuts had 10,901 global points of distribution with restaurants in 40 U.S. states and the District of Columbia and in 32 foreign countries. Baskin-Robbins had 7,353 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 46 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 36 company-owned points of distribution as of March 29, 2014, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than many other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the three months ended March 29, 2014, franchisee contributions to the U.S. advertising funds were $85.2 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter (or 14-week fourth quarter, when applicable) basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday of the fourth quarter, when applicable). The data periods contained within the three-month periods ended March 29, 2014 and March 30, 2013 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 29, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2014.
Selected Operating and Financial Highlights

	Three months ended
	March 29, 2014	March 30, 2013
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,614.8	1,526.0
Dunkin’ Donuts International	168.7	168.0
Baskin-Robbins U.S.	109.8	107.6
Baskin-Robbins International	282.1	284.8
Total franchisee-reported sales(a)	$2,175.5	2,086.5
Systemwide sales growth	4.3%	5.2%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	1.2%	1.7%
Dunkin’ Donuts International	(2.4)%	1.3%
Baskin-Robbins U.S.	0.5%	(4.4)%
Baskin-Robbins International	1.4%	4.2%
Financial data (in thousands):
Total revenues	$171,948	161,858
Operating income	69,097	63,459
Adjusted operating income	75,625	70,686
Net income attributable to Dunkin’ Brands	22,956	23,798
Adjusted net income	35,628	31,145
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

Overall growth in systemwide sales of 4.3% for the three months ended March 29, 2014 over the same period in the prior year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 5.8% for the three months ended March 29, 2014, as a result of 362 net new restaurants opened since March 30, 2013 and comparable store sales growth of 1.2%, driven by increased average ticket resulting from guests purchasing more items per transaction and positive mix as guests purchased more premium-priced items. Growth was driven by beverages, breakfast sandwiches, afternoon sandwiches, and donuts. Traffic growth, which was marginally negative, was significantly disrupted by weather in the first quarter.

•
Dunkin’ Donuts International systemwide sales growth of 0.4% for the three months ended March 29, 2014, driven primarily by sales growth in the Middle East, Germany, and Spain due to net new units and comparable store sales growth, offset by declines in South Korea. Dunkin’ Donuts International comparable store sales declined 2.4% for the three months ended March 29, 2014, driven primarily by a decline in South Korea, offset by growth in the Middle East.

•
Baskin-Robbins U.S. systemwide sales growth of 2.2% for the three months ended March 29, 2014, resulting primarily from comparable store sales growth of 0.5%, driven by cups and cones, beverages, take home products, and Flavors of the Month, as well as new program offerings.

•
Baskin-Robbins International systemwide sales decline of 1.0% for the three months ended March 29, 2014, driven by an unfavorable impact of exchange rates on sales in Japan, offset by sales growth in South Korea. Baskin-Robbins International comparable store sales growth was 1.4% for the three months ended March 29, 2014, driven primarily by growth in South Korea and the Middle East, offset by a comparable store sales decline in Japan.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three months ended March 29, 2014 and March 30, 2013 were as follows:

	March 29, 2014	March 30, 2013
Points of distribution, at period end(a):
Dunkin’ Donuts U.S.	7,746	7,384
Dunkin’ Donuts International	3,155	3,037
Baskin-Robbins U.S.	2,468	2,465
Baskin-Robbins International	4,885	4,590
Consolidated global points of distribution	18,254	17,476

	Three months ended
	March 29, 2014	March 30, 2013
Net openings (closings), during the period:
Dunkin’ Donuts U.S.	69	78
Dunkin’ Donuts International	(26)	(6)
Baskin-Robbins U.S.	1	2
Baskin-Robbins International	52	34
Consolidated global net openings	96	108
(a)  Prior year POD counts have been adjusted to reflect the results of an internal POD count audit.
The increases in total revenues of $10.1 million, or 6.2%, for the three months ended March 29, 2014, resulted primarily from increased sales of ice cream products of $5.1 million and increased franchise fees and royalty income of $2.9 million due primarily to systemwide sales growth.
Operating income for the three months ended March 29, 2014 increased $5.6 million, or 8.9%, from the comparable period of the prior year primarily as a result of increases in royalty income and margin on sales of ice cream products.
Adjusted operating income increased $4.9 million, or 7.0%, for the three months ended March 29, 2014, primarily as a result of the increases in royalty income and margin on sales of ice cream products.
Net income decreased $0.8 million for the three months ended March 29, 2014 primarily as a result of a $13.7 million loss on debt extinguishment and refinancing transactions compared to a $5.0 million loss in the prior year period, as well as a $1.0 million increase in tax expense. The increases in expenses were offset by the $5.6 million increase in operating income and a $2.9 million decrease in interest expense.
Adjusted net income increased $4.5 million for the three months ended March 29, 2014, primarily as a result of the increase in adjusted operating income of $4.9 million and decrease in interest expense $2.9 million, offset by the increase in income tax expense of $3.7 million.
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies.

Adjusted operating income and adjusted net income are reconciled from operating income and net income determined under GAAP as follows:

	Three months ended
	March 29, 2014	March 30, 2013
	(In thousands)
Operating income	$69,097	63,459
Adjustments:
Amortization of other intangible assets	6,405	6,582
Long-lived asset impairment charges	123	248
Peterborough plant closure costs(a)	—	397
Adjusted operating income	$75,625	70,686
Net income attributable to Dunkin’ Brands	$22,956	23,798
Adjustments:
Amortization of other intangible assets	6,405	6,582
Long-lived asset impairment charges	123	248
Peterborough plant closure costs(a)	—	397
Loss on debt extinguishment and refinancing transactions	13,735	5,018
Tax impact of adjustments(b)	(8,105)	(4,898)
State tax apportionment(c)	514	—
Adjusted net income	$35,628	31,145

(a)
For the three months ended March 30, 2013, the adjustment represents transition-related general and administrative costs incurred related to the closure of the Baskin-Robbins ice cream manufacturing plant in Peterborough, Canada, such as information technology integration, project management, and transportation costs.

(b)	Tax impact of adjustments calculated at a 40% effective tax rate.

(c)	Represents tax expense recognized due to an increase in our overall state tax rate for a shift in the apportionment of income to certain state jurisdictions.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended
	March 29, 2014	March 30, 2013
Earnings per share:
Common—basic	$0.22	0.22
Common—diluted	0.21	0.22
Diluted adjusted earnings per share	0.33	0.29
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

The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended
	March 29, 2014	March 30, 2013
	(In thousands, except share and per share data)
Adjusted net income	$35,628	31,145
Weighted average number of common shares—diluted	107,980,160	108,158,977
Diluted adjusted earnings per share	$0.33	0.29

Results of operations
Consolidated results of operations

	Three months ended
	March 29, 2014	March 30, 2013	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$106,712	103,765	2,947	2.8%
Rental income	22,447	22,432	15	0.1%
Sales of ice cream products	28,671	23,580	5,091	21.6%
Sales at company-owned restaurants	6,316	5,771	545	9.4%
Other revenues	7,802	6,310	1,492	23.6%
Total revenues	$171,948	161,858	10,090	6.2%
Total revenues for the three months ended March 29, 2014 increased $10.1 million, or 6.2%. The increase in total revenues was driven by an increase in sales of ice cream products of $5.1 million, due primarily to an increase in sales of ice cream products in the Middle East and an increase in distribution costs billed to customers. Additionally, franchise fees and royalty income increased $2.9 million, primarily as a result of an increase in royalty income of $5.4 million driven by Dunkin’ Donuts U.S. systemwide sales growth, offset by a decline in franchise fees of $2.4 million driven by the timing of franchise renewals. Also contributing to the increase in revenues was an increase in other revenues of $1.5 million driven primarily by gains from refranchising transactions. Sales at company-owned restaurants also increased $0.5 million, or 9.4%, driven by higher average sales volumes and a net increase in company-owned restaurants.

	Three months ended
	March 29, 2014	March 30, 2013	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$13,012	12,776	236	1.8%
Cost of ice cream products	19,748	15,986	3,762	23.5%
Company-owned restaurant expenses	6,363	5,655	708	12.5%
General and administrative expenses, net	59,714	55,577	4,137	7.4%
Depreciation and amortization	11,318	12,430	(1,112)	(8.9)%
Long-lived asset impairment charges	123	248	(125)	(50.4)%
Total operating costs and expenses	$110,278	102,672	7,606	7.4%
Net income of equity method investments	3,100	3,087	13	0.4%
Other operating income	4,327	1,186	3,141	264.8%
Operating income	$69,097	63,459	5,638	8.9%
Occupancy expenses for franchised restaurants for the three months ended March 29, 2014 remained consistent with the prior year comparable periods, with the slight increases resulting from an increase in sales-based rental expense.

Net margin on ice cream products for the three months ended March 29, 2014 increased from the prior year period to approximately $8.9 million due primarily to increased sales volumes.
Company-owned restaurant expenses for the three months ended March 29, 2014 increased $0.7 million, primarily as a result of higher sales volumes and a net increase in company-owned restaurants.
General and administrative expenses for the three months ended March 29, 2014 increased $4.1 million, or 7.4%, from the prior year period, primarily driven by a $1.4 million reduction of breakage income recorded on unredeemed gift card and gift certificate balances, $1.4 million of incremental reserves on outstanding receivables, and $0.9 million of additional investments in advertising and other brand-building activities. The balance of the change in general and administrative expenses is due primarily to additional professional fees and an increase in personnel costs related to continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy.
As a result of the closure of our ice cream manufacturing plant in fiscal year 2012, the Company expects to incur additional costs of approximately $3 million to $4 million primarily related to the settlement of our Canadian pension plan upon final government approval, which will likely be obtained in 2014.
Depreciation and amortization for the three months ended March 29, 2014 decreased $1.1 million, from the prior year driven by assets becoming fully depreciated and assets being written-off upon disposal, as well as a reduction of depreciation on leasehold improvements at the Company's corporate headquarters due to the extension of the related lease term.
Long-lived asset impairment charges for the three months ended March 29, 2014 decreased $0.1 million driven by the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three months ended March 29, 2014 remained consistent compared to the prior year period, as a decline in the favorable impact to South Korea's depreciation and amortization expense resulting from the impairment charge recorded by the Company in fiscal year 2011 was offset by prior year losses from our Spain joint venture.
Other operating income of $4.3 million for three months ended March 29, 2014 represents gains recognized in connection with the sale of real estate. Other operating income of $1.2 million for the three months ended March 30, 2013 is due primarily to income recognized upon receipt of insurance proceeds related to Hurricane Sandy.

	Three months ended
	March 29, 2014	March 30, 2013	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Interest expense, net	$17,872	20,718	(2,846)	(13.7)%
Loss on debt extinguishment and refinancing transactions	13,735	5,018	8,717	173.7%
Other losses (gains), net	(27)	390	(417)	n/m
Total other expense	$31,580	26,126	5,454	20.9%
The decrease in net interest expense for the three months ended March 29, 2014 resulted primarily from refinancing transactions that occurred in February 2013 and February 2014, which resulted in a decrease in the weighted average interest rate on the term loans compared to the prior year period. Also contributing to the decrease in interest expense was a decrease in amortization of capitalized debt issuance costs and original issue discount as a result of the refinancing transactions. Considering the February 2014 refinancing, we expect interest expense to be approximately $70 million in fiscal year 2014.
The loss on debt extinguishment and refinancing transactions for the three months ended March 29, 2014 of $13.7 million resulted from the February 2014 refinancing transaction. The loss on debt extinguishment and refinancing transactions for the three months ended March 30, 2013 of $5.0 million resulted from the February 2013 refinancing transaction.
The fluctuation in other losses (gains), net, for the three months ended March 29, 2014 resulted primarily from larger foreign exchange gains in the prior year period due to fluctuations in the U.S. dollar against the Canadian dollar and the British pound. Other losses, net, for the three months ended March 29, 2014 included a foreign exchange loss driven primarily by the weakening of the U.S. dollar against the Australian dollar, offset by an overall positive impact of foreign exchange resulting from the general strengthening of the U.S. dollar compared to other currencies.

	Three months ended
	March 29, 2014	March 30, 2013
	($ in thousands, except percentages)
Income before income taxes	$37,517	37,333
Provision for income taxes	14,689	13,672
Effective tax rate	39.2%	36.6%
The increase in the effective tax rate for the three months ended March 29, 2014 resulted primarily from additional tax expense recognized due to an increase in our overall state tax rate for a shift in the apportionment of income to certain state jurisdictions.
Operating segments
We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, and does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments includes net income of equity method investments.
Prior to fiscal year 2014, the segment profit measure used by the Company to assess the performance of and allocate resources to each reportable segment was based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, and other gains and losses, and did not reflect the allocation of any corporate charges. Accordingly, the primary change from the historical segment profit measure is the inclusion of depreciation expense. Beginning in fiscal year 2014, the segment profit measure was revised to the adjusted operating income measure described above to better align the segments with our consolidated performance measures and incentive targets. The segment profit amounts presented below for the three months ended March 30, 2013 have been adjusted to reflect this change to the measurement of segment profit to ensure comparability.
For reconciliations to total revenues and income before income taxes, see note 7 to the consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through arrangements with third parties in which our brand names are used and revenue generated from online training programs for franchisees that are not allocated to a specific segment.
Dunkin’ Donuts U.S.

	Three months ended
	March 29, 2014	March 30, 2013	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$87,637	82,082	5,555	6.8%
Franchise fees	7,000	9,372	(2,372)	(25.3)%
Rental income	21,446	21,309	137	0.6%
Sales at company-owned restaurants	6,316	5,771	545	9.4%
Other revenues	2,820	1,100	1,720	156.4%
Total revenues	$125,219	119,634	5,585	4.7%
Segment profit	$89,832	83,555	6,277	7.5%
The increase in Dunkin’ Donuts U.S. revenues for the three months ended March 29, 2014 was driven primarily by an increase in royalty income of $5.6 million as a result of an increase in systemwide sales, as well as an increase in gains from refranchising transactions, offset by a decline in franchise fees of $2.4 million driven by the timing of franchise renewals.
The increase in Dunkin’ Donuts U.S. segment profit for the three months ended March 29, 2014 of $6.3 million was driven primarily by revenue growth, as well as income recognized in connection with the sale of real estate, partially offset by incremental reserves on outstanding receivables and an increase in personnel costs as a result of continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy.

Dunkin’ Donuts International

	Three months ended
	March 29, 2014	March 30, 2013	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$3,695	3,493	202	5.8%
Franchise fees	559	705	(146)	(20.7)%
Rental income	35	28	7	25.0%
Other revenues	(4)	397	(401)	n/m
Total revenues	$4,285	4,623	(338)	(7.3)%
Segment profit	$2,857	2,552	305	12.0%
Dunkin’ Donuts International revenues for the three months ended March 29, 2014 decreased by $0.3 million, due primarily to a decrease in other revenues of $0.4 million driven by a decrease in transfer fees, and a decrease in franchise fees due to renewal income, offset by an increase in royalty income of $0.2 million due to an increase in systemwide sales.
Segment profit for Dunkin’ Donuts International increased $0.3 million to $2.9 million for the three months ended March 29, 2014, due primarily to an increase in income from our South Korea joint venture and the prior year loss from our Spain joint venture. The increase in income from our South Korea joint venture was driven by an unfavorable adjustment of $0.3 million in the prior year period related to differences between local accounting principles applied by our South Korea joint venture and U.S. GAAP.
Baskin-Robbins U.S.

	Three months ended
	March 29, 2014	March 30, 2013	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$5,524	5,382	142	2.6%
Franchise fees	175	269	(94)	(34.9)%
Rental income	826	932	(106)	(11.4)%
Sales of ice cream products	936	961	(25)	(2.6)%
Other revenues	1,660	2,068	(408)	(19.7)%
Total revenues	$9,121	9,612	(491)	(5.1)%
Segment profit	$4,868	5,593	(725)	(13.0)%
Revenues for Baskin-Robbins U.S. for the three months ended March 29, 2014 decreased $0.5 million to $9.1 million due primarily to decreases in other revenues, rental income, and franchise fees, offset by an increase in royalty income.
Baskin-Robbins U.S. segment profit for the three months ended March 29, 2014 decreased $0.7 million primarily as a result of the decrease in revenues, as well as increased investments in advertising and other brand-building activities, offset by a decrease in personnel costs.

Baskin-Robbins International

	Three months ended
	March 29, 2014	March 30, 2013	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$1,743	2,265	(522)	(23.0)%
Franchise fees	379	197	182	92.4%
Rental income	118	146	(28)	(19.2)%
Sales of ice cream products	27,678	22,619	5,059	22.4%
Other revenues	93	201	(108)	(53.7)%
Total revenues	$30,011	25,428	4,583	18.0%
Segment profit	$9,499	9,298	201	2.2%
Baskin-Robbins International revenues increased $4.6 million for the three months ended March 29, 2014 primarily as a result of an increase in sales of ice cream products of $5.1 million due primarily to an increase in sales of ice cream products in the Middle East and an increase in distribution costs billed to customers, offset by a decrease in royalty income.
Baskin-Robbins International segment profit increased $0.2 million for the three months ended March 29, 2014 due primarily to an increase in net margin on ice cream of $1.3 million driven by sales volumes, offset by a decrease in royalty income of $0.5 million and incremental reserves on outstanding receivables of $0.6 million.
Liquidity and Capital Resources
As of March 29, 2014, we held $202.4 million of cash and cash equivalents, which included $100.9 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liability (see note 6 to the consolidated financial statements included herein). In addition, as of March 29, 2014, we had a borrowing capacity of $97.4 million under our $100.0 million revolving credit facility. During the three months ended March 29, 2014, net cash provided by operating activities was $1.6 million, as compared to net cash used in operating activities of $27.0 million for the three months ended March 30, 2013. Net cash provided by/used in operating activities for the three months ended March 29, 2014 and March 30, 2013 includes decreases of $26.6 million and $28.4 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $29.3 million and used $5.4 million of free cash flow during the three months ended March 29, 2014 and March 30, 2013, respectively.
The increase in free cash flow was due primarily to a favorable impact of changes in operating assets and liabilities, driven by a delay in cash collections of accounts receivable as a result of a change in shipping terms related to ice cream shipments to certain international markets that unfavorably impacted the prior year period, as well as the favorable impact of timing of tax and interest payments, offset by the payment of a third-party product volume guarantee. Additional drivers of the increase in free cash flow include proceeds from the sale of real estate, as well as a reduction in the purchase of property and equipment.
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

Free cash flow is reconciled from net cash provided by (used in) operating activities determined under GAAP as follows (in thousands):

	Three months ended
	March 29, 2014	March 30, 2013
Net cash provided by (used in) operating activities	$1,613	(26,998)
Plus: Decrease in cash held for advertising funds and reserved for gift card/certificate programs	26,569	28,379
Less: Cash provided by (used in) investing activities	1,083	(6,808)
Free cash flow, excluding cash held for advertising funds and gift card/certificate programs	$29,265	(5,427)
Net cash provided by operating activities of $1.6 million during the three months ended March 29, 2014 was driven primarily by net income of $22.8 million, increased by a loss on debt extinguishment and refinancing transactions of $13.7 million, depreciation and amortization of $11.3 million, and dividends received from equity method investments of $5.8 million, offset by $44.7 million of changes in operating assets and liabilities and $7.4 million of other net non-cash reconciling adjustments. The $44.7 million of changes in operating assets and liabilities was primarily driven by the seasonality of our gift card program, the timing of interest payments, and the payment of a third-party vendor guarantee. During the three months ended March 29, 2014, we received proceeds from the sale of real estate of $6.9 million and invested $4.4 million in capital additions to property and equipment. Net cash used in financing activities was $57.2 million during the three months ended March 29, 2014, driven primarily by dividend payments of $24.5 million, repurchases of common stock of $22.0 million, repayment of long-term debt of $10.0 million, and payment of deferred financing and other debt-related costs of $9.0 million in connection with the amendment of our senior credit facility in February 2014, offset by excess tax benefits of $5.5 million realized from the exercise of stock options and proceeds from the exercise of stock options of $3.4 million.
Our senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes term loan and revolving credit facilities. The original aggregate borrowings available under the senior credit facility are approximately $2.00 billion, consisting of a fully-drawn approximately $1.90 billion term loan facility and an undrawn $100.0 million revolving credit facility. As of March 29, 2014, there was $1.82 billion of total principal outstanding on the term loans, while there was $97.4 million in available borrowings under the revolving credit facility as $2.6 million of letters of credit were outstanding.
In February 2014, we amended the senior credit facility to reduce the applicable interest rates. The senior credit facility now consists of $1.38 billion in term loans due February 2021 (“2021 Term Loans”), $450.0 million in term loans due September 2017 (“2017 Term Loans”), and a $100.0 million revolving credit facility due February 2019. Pursuant to the February 2014 amendment to the senior credit facility, principal payments are required to be made on the 2017 Term Loans equal to $4.5 million per calendar year, payable in quarterly installments beginning June 2014 through June 2017. Pursuant to the February 2014 amendment to the senior credit facility, principal payments are required to be made on the 2021 Term Loans equal to approximately $13.8 million per calendar year, payable in quarterly installments beginning June 2015 through December 2020. The final scheduled principal payments on the outstanding borrowings under the 2017 Term Loans and 2021 Term Loans are due in September 2017 and February 2021, respectively. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the credit facility), is no greater than 4.75x, no excess cash flow payments are required. The Company intends to make quarterly payments of $5.0 million. As of March 29, 2014, $1.38 billion and $445.0 million of principal was outstanding under the 2021 Term Loans and 2017 Term Loans, respectively.
As a result of the February 2014 amendment to the senior credit facility, the 2021 Term Loans bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) LIBOR plus 1.0%, and (d) 1.75% or (2) LIBOR provided that LIBOR shall not be lower than 0.75%. The applicable margin under the term loan facility is 1.50% for loans based upon the base rate and 2.50% for loans based upon LIBOR.
As a result of the February 2014 amendment to the senior credit facility, the 2017 Term Loans bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, and (c) LIBOR plus 1.0%, or (2) LIBOR. The applicable margin under the term loan facility is 1.50% for loans based upon the base rate and 2.50% for loans based upon LIBOR.
As a result of the February 2014 amendment to the senior credit facility, borrowings under the revolving credit facility bear interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, and (c) LIBOR plus 1.0%, or (2) LIBOR. The applicable margin under the revolving credit facility is 1.25% for loans based upon the base rate and 2.25% for loans based upon LIBOR. In addition, we are required to pay a 0.5% commitment fee per annum on the unused portion of the revolver and a fee for letter of credit amounts outstanding of 2.25%.
As a result of the February 2014 amendment to the senior credit facility, we amended our variable-to-fixed interest rate swap agreements which hedge the floating interest rate on $900.0 million notional amount of our outstanding term loan borrowings. The amendments aligned the embedded floors of the interest rate swaps with the amended term loans. As a result of the amendments to the interest rate swap agreements, we will be required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.22%. In exchange, we will receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a 0.75% floor. There was no change to the notional amount of the term loan borrowings being hedged.
The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense, each of which becomes more restrictive over time. For the first quarter of fiscal year 2014, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 8.00 to 1.00 and a minimum interest coverage ratio of 1.65 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization, and impairment of long-lived assets, as adjusted for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of March 29, 2014, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 4.56 to 1.00 and an interest coverage ratio of 5.20 to 1.00, which were calculated for the twelve months ended March 29, 2014 based upon adjusted EBITDA, as provided for under the terms of our senior credit facility.
The following is a reconciliation of our net income to such adjusted EBITDA for the twelve months ended March 29, 2014 (in thousands):

Twelve months ended
March 29, 2014
Net income including noncontrolling interests	$145,471
Interest expense	77,344
Income tax expense	72,801
Depreciation and amortization	48,254
Impairment charges	1,311
EBITDA	345,181
Adjustments:
Non-cash adjustments(a)	12,276
Loss on debt extinguishment and refinancing transactions(b)	13,735
Severance charges(c)	561
Third-party product volume guarantee	7,500
Gain on sale of joint venture	(6,320)
Other(d)	4,460
Total adjustments	32,212
Adjusted EBITDA	$377,393

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

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
Recently Issued Accounting Standards
In July 2013, the Financial Accounting Standards Board (“FASB”) issued new guidance which requires presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This guidance was adopted by the Company in fiscal year 2014. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended March 29, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.        Other Information

Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. As of March 29, 2014, the Company has recorded an estimated liability of $24.5 million, including interest that continues to accrue on the judgment amount, related to this matter. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
In addition, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended March 29, 2014 by or on behalf of Dunkin' Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
12/29/2013 - 01/25/2014	303,801	$46.75	303,801	$7,839,748
01/26/2014 - 03/01/2014	168,404	46.51	168,404	125,007,566
03/02/2014 - 03/29/2014	40,000	48.93	40,000	123,050,430
Total	512,205	$46.84	512,205
(a) During the first quarter of fiscal 2014, the Company substantially completed the $500 million share repurchase program authorized in August 2012 and on February 4, 2014, our board of directors approved an additional share repurchase program of up to $125 million of outstanding shares of our common stock. Under the new program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires two years from the date of approval.

Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.

Item 6.       Exhibits
(a) Exhibits:

10.1	Executive Option Award -- Paul Twohig

10.2	Executive Restricted Stock Award -- John Costello

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DUNKIN’ BRANDS GROUP, INC.

Date:	May 7, 2014	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer