Form 10-Q
period 2014-06-28
DUNKIN' BRANDS GROUP, INC.
filed 2014-08-06
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 28, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of August 1, 2014, 104,844,641 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 28, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$176,381	256,933
Accounts receivable, net of allowance for doubtful accounts of $3,068 and $2,599 as of June 28, 2014 and December 28, 2013, respectively	54,979	47,162
Notes and other receivables, net of allowance for doubtful accounts of $1,448 and $659 as of June 28, 2014 and December 28, 2013, respectively	13,579	32,603
Deferred income taxes, net	46,284	46,461
Restricted assets of advertising funds	35,142	31,493
Prepaid income taxes	8,351	25,699
Prepaid expenses and other current assets	21,479	21,409
Total current assets	356,195	461,760
Property and equipment, net of accumulated depreciation of $100,475 and $105,834 as of June 28, 2014 and December 28, 2013, respectively	178,361	182,858
Equity method investments	175,677	170,644
Goodwill	890,362	891,598
Other intangible assets, net of accumulated amortization of $210,745 and $200,248 as of June 28, 2014 and December 28, 2013, respectively	1,439,101	1,452,205
Other assets	64,795	75,625
Total assets	$3,104,491	3,234,690
Liabilities, Redeemable Noncontrolling Interests, and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$—	5,000
Capital lease obligations	480	432
Accounts payable	12,535	12,445
Liabilities of advertising funds	41,312	49,077
Deferred income	30,623	28,426
Other current liabilities	186,930	248,918
Total current liabilities	271,880	344,298
Long-term debt, net	1,808,679	1,818,609
Capital lease obligations	7,042	6,996
Unfavorable operating leases acquired	15,752	16,834
Deferred income	13,758	11,135
Deferred income taxes, net	550,541	561,714
Other long-term liabilities	66,614	62,816
Total long-term liabilities	2,462,386	2,478,104
Commitments and contingencies (note 10)
Redeemable noncontrolling interests	6,044	4,930
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at June 28, 2014 and December 28, 2013, respectively	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 106,601,169 issued and 105,601,169 outstanding at June 28, 2014; 106,876,919 shares issued and 106,646,219 shares outstanding at December 28, 2013	106	107
Additional paid-in capital	1,153,690	1,196,426
Treasury stock, at cost	(44,587)	(10,773)
Accumulated deficit	(747,352)	(779,741)
Accumulated other comprehensive income	2,324	1,339
Total stockholders’ equity	364,181	407,358
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$3,104,491	3,234,690

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenues:
Franchise fees and royalty income	$122,267	112,794	228,979	216,559
Rental income	25,633	25,055	48,080	47,487
Sales of ice cream products	32,044	32,809	60,715	56,389
Sales at company-owned restaurants	4,736	6,240	11,052	12,011
Other revenues	6,228	5,590	14,030	11,900
Total revenues	190,908	182,488	362,856	344,346
Operating costs and expenses:
Occupancy expenses—franchised restaurants	13,560	12,820	26,572	25,596
Cost of ice cream products	22,995	24,302	42,743	40,288
Company-owned restaurant expenses	4,904	5,940	11,267	11,595
General and administrative expenses, net	56,381	62,978	116,095	118,555
Depreciation	4,930	5,522	9,843	11,370
Amortization of other intangible assets	6,384	6,565	12,789	13,147
Long-lived asset impairment charges	523	107	646	355
Total operating costs and expenses	109,677	118,234	219,955	220,906
Net income of equity method investments	4,048	4,782	7,148	7,869
Other operating income, net	2,278	7,769	6,605	8,955
Operating income	87,557	76,805	156,654	140,264
Other income (expense), net:
Interest income	69	91	138	205
Interest expense	(16,823)	(19,886)	(34,764)	(40,718)
Loss on debt extinguishment and refinancing transactions	—	—	(13,735)	(5,018)
Other losses, net	(113)	(813)	(86)	(1,203)
Total other expense, net	(16,867)	(20,608)	(48,447)	(46,734)
Income before income taxes	70,690	56,197	108,207	93,530
Provision for income taxes	24,719	15,487	39,408	29,159
Net income including noncontrolling interests	45,971	40,710	68,799	64,371
Net loss attributable to noncontrolling interests	(220)	(102)	(348)	(239)
Net income attributable to Dunkin’ Brands	$46,191	40,812	69,147	64,610
Earnings per share:
Common—basic	$0.44	0.38	0.65	0.61
Common—diluted	0.43	0.38	0.64	0.60
Cash dividends declared per common share	0.23	0.19	0.46	0.38
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income including noncontrolling interests	$45,971	40,710	68,799	64,371
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(136) and $240 for the three months ended June 28, 2014 and June 29, 2013, respectively, and $177 and $374 for the six months ended June 28, 2014 and June 29, 2013, respectively	2,231	(5,898)	3,522	(16,703)
Unrealized gains (losses) on interest rate swaps, net of deferred tax expense (benefit) of $(1,610) and $5,737 for the three months ended June 28, 2014 and June 29, 2013, respectively, and $(2,067) and $6,299 for the six months ended June 28, 2014 and June 29, 2013, respectively	(2,357)	8,437	(3,058)	9,216
Other, net	(137)	99	521	119
Total other comprehensive income (loss), net	(263)	2,638	985	(7,368)
Comprehensive income including noncontrolling interests	45,708	43,348	69,784	57,003
Comprehensive loss attributable to noncontrolling interests	(220)	(102)	(348)	(239)
Comprehensive income attributable to Dunkin’ Brands	$45,928	43,450	70,132	57,242
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net income including noncontrolling interests	$68,799	64,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,632	24,517
Amortization of deferred financing costs and original issue discount	2,010	2,473
Loss on debt extinguishment and refinancing transactions	13,735	5,018
Deferred income taxes	(9,303)	(5,812)
Provision for (recovery of) bad debt	839	(186)
Share-based compensation expense	4,926	3,661
Net income of equity method investments	(7,148)	(7,869)
Dividends received from equity method investments	5,825	5,527
Gain on sale of joint venture	—	(6,984)
Gain on sale of real estate and company-owned restaurants	(6,442)	(772)
Other, net	(914)	(651)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	10,650	(4,969)
Other current assets	454	1,012
Accounts payable	(716)	(158)
Other current liabilities	(61,083)	(63,358)
Liabilities of advertising funds, net	(10,938)	(1,043)
Income taxes payable, net	17,522	(5,935)
Deferred income	4,820	(958)
Other, net	4,003	1,673
Net cash provided by operating activities	59,671	9,557
Cash flows from investing activities:
Additions to property and equipment	(10,556)	(12,507)
Proceeds from sale of real estate and company-owned restaurants	12,761	—
Proceeds from sale of joint venture	—	7,200
Other, net	(1,520)	(1,522)
Net cash provided by (used in) investing activities	685	(6,829)
Cash flows from financing activities:
Repayment of long-term debt	(15,000)	(19,157)
Payment of deferred financing and other debt-related costs	(8,977)	(6,157)
Dividends paid on common stock	(48,759)	(40,450)
Repurchases of common stock	(81,046)	(16,756)
Exercise of stock options	4,293	4,642
Excess tax benefits from share-based compensation	7,821	—
Other, net	718	(208)
Net cash used in financing activities	(140,950)	(78,086)
Effect of exchange rates on cash and cash equivalents	42	(261)
Decrease in cash and cash equivalents	(80,552)	(75,619)
Cash and cash equivalents, beginning of period	256,933	252,618
Cash and cash equivalents, end of period	$176,381	176,999
Supplemental cash flow information:
Cash paid for income taxes	$24,068	41,732
Cash paid for interest	32,859	49,804
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,622	1,890
Purchase of leaseholds in exchange for capital lease obligations	294	173
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
(2) Summary of Significant Accounting Policies
(a) Unaudited Consolidated Financial Statements
The consolidated balance sheet as of June 28, 2014, the consolidated statements of operations and comprehensive income for the three and six months ended June 28, 2014 and June 29, 2013, and the consolidated statements of cash flows for the six months ended June 28, 2014 and June 29, 2013, are unaudited.
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
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within our three- and six-month periods ended June 28, 2014 and June 29, 2013 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2014.
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

Financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2014 and December 28, 2013 are summarized as follows (in thousands):

	June 28, 2014			December 28, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
Assets:
Mutual funds	$—	—	—	1,012	—	1,012
Interest rate swaps	—	5,083	5,083	—	10,221	10,221
Total assets	$—	5,083	5,083	1,012	10,221	11,233
Liabilities:
Deferred compensation liabilities	$—	7,996	7,996	—	7,181	7,181
Total liabilities	$—	7,996	7,996	—	7,181	7,181
The deferred compensation liabilities primarily relate to the Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (“NQDC Plan”), which allows for pre-tax salary deferrals for certain qualifying individuals. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds assets, which may include mutual funds, to partially offset the Company’s liabilities under certain benefit plans. The changes in the fair value of any mutual funds held are derived using quoted prices in active markets for the specific funds. As such, the mutual funds are classified within Level 1, as defined under U.S. GAAP.
The Company uses readily available market data to value its interest rate swaps, such as interest rate curves and discount factors. Additionally, the fair value of derivatives includes consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input, as defined under U.S. GAAP. As the magnitude of the CVA is not a significant component of the fair value of the interest rate swaps as of June 28, 2014, it is not considered a significant input and the derivatives are classified as Level 2.
The carrying value and estimated fair value of long-term debt as of June 28, 2014 and December 28, 2013 were as follows (in thousands):

	June 28, 2014		December 28, 2013
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial liabilities
Term loans	$1,808,679	1,807,405	1,823,609	1,836,212
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
We record all derivative instruments on our consolidated balance sheets at fair value. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instruments is reported as other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge is recorded in the consolidated statements of operations immediately. Cash flows associated with the Company's interest rate swap agreements are classified as cash flows from operating activities in the consolidated statements of cash flows which is consistent with the classification of cash flows of the underlying hedged item. See note 5 for a discussion of the Company's use of derivative instruments, management of credit risk inherent in derivative instruments, and fair value information.

(e) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At June 28, 2014 and December 28, 2013, one master licensee, including its majority-owned subsidiaries, accounted for approximately 26% and 17%, respectively, of total accounts and notes receivable, which was primarily due to the timing of orders and shipments of ice cream to the master licensee. For the three and six months ended June 28, 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 10% and 11% of total revenues, respectively. No individual franchisee or master licensee accounted for more than 10% of total revenues for the three or six months ended June 29, 2013.
(f) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. This guidance is effective for the Company in fiscal year 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact the adoption of this new standard will have on the Company’s accounting policies, consolidated financial statements, and related disclosures.
In July 2013, the FASB issued new guidance which requires presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This guidance was adopted by the Company in fiscal year 2014. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.
(g) Reclassifications
The Company has revised the presentation of certain income generating transactions that historically were recorded within general and administrative expenses, net in the consolidated statements of operations. Income from these transactions totaling $785 thousand and $2.0 million have been reclassified into other operating income, net, for the three and six months ended June 29, 2013, respectively, in the consolidated statements of operations to conform to the current year presentation. There was no impact to total revenues, operating income, income before income taxes, or net income as a result of these reclassifications.
The Company has also revised the presentation of certain asset captions within the consolidated balance sheets to conform to the current period presentation, including combining 'assets held for sale' with 'prepaid expense and other current assets' and combining 'restricted cash' with 'other assets'. The revisions had no impact on total current assets or total assets.
Additionally, the Company has revised the presentation of certain captions for the six months ended June 29, 2013 within the consolidated statements of cash flows to conform to the current period presentation. The revisions had no impact on net cash provided by operating, provided by or used in investing, or used in financing activities.
(h) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Royalty income	$112,732	106,254	211,331	199,476
Initial franchise fees and renewal income	9,535	6,540	17,648	17,083
Total franchise fees and royalty income	$122,267	112,794	228,979	216,559

The changes in franchised and company-owned points of distribution were as follows:

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Systemwide Points of Distribution:
Franchised points of distribution in operation—beginning of period	18,218	17,446	18,122	17,333
Franchised points of distribution—opened	315	300	581	544
Franchised points of distribution—closed	(167)	(149)	(337)	(280)
Net transfers from company-owned points of distribution	10	—	10	—
Franchised points of distribution in operation—end of period	18,376	17,597	18,376	17,597
Company-owned points of distribution—end of period	29	30	29	30
Total systemwide points of distribution—end of period	18,405	17,627	18,405	17,627
During fiscal year 2013, the Company performed an internal review of international franchised points of distribution, and determined that certain franchises opened and closed had not been accurately reported in prior years. As such, the points of distribution information for the three and six months ended June 29, 2013 has been adjusted to reflect the results of this internal review. The adjustments to the prior years were not material, and had no impact on the Company's financial position or results of operations. Franchised points of distribution in operation—beginning of period and franchised points of distribution in operation—end of period were reduced by 91 for the three and six months ended June 29, 2013.
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
The effective interest rate for the term loans, including the amortization of original issue discount and deferred financing costs, was 3.5% and 2.8% for the 2021 Term Loans and 2017 Term Loans, respectively, at June 28, 2014.
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
Principal payments are required to be made on the 2017 Term Loans equal to $4.5 million per calendar year, payable in quarterly installments beginning June 2014 through June 2017. Principal payments are required to be made on the 2021 Term Loans equal to approximately $13.8 million per calendar year, payable in quarterly installments beginning June 2015 through December 2020. The final scheduled principal payments on the outstanding borrowings under the 2017 Term Loans and 2021 Term Loans are due in September 2017 and February 2021, respectively. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the senior credit facility), is no greater than 4.75x, no excess cash flow payments are required. If DBI’s leverage ratio is greater than 5.50x, the Company is required to prepay an amount equal to 50% of excess cash flow. Considering the voluntary prepayments made, no additional principal payments are required in the next twelve months as of June 28, 2014, though the Company may elect to make voluntary prepayments. Other events and transactions, such as certain asset sales and incurrence of debt, may trigger additional mandatory prepayments.
(5) Derivative Instruments and Hedging Transactions
The Company is exposed to global market risks, including the effect of changes in interest rates, and may use derivative instruments to mitigate the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. The Company’s hedging instruments consist solely of interest rate swaps at June 28, 2014. The Company’s risk management objective and strategy with respect to the interest rate swaps is to limit the Company’s exposure to increased interest rates on its variable rate debt by reducing the potential variability in cash flow requirements relating to interest payments on a portion of its outstanding debt. The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items.
In September 2012, the Company entered into variable-to-fixed interest rate swap agreements with three counterparties to hedge the risk of increases in cash flows (interest payments) attributable to increases in three-month LIBOR above the designated benchmark interest rate being hedged, through November 2017. Interest is settled quarterly on a net basis with each counterparty. The swaps have been designated as hedging instruments and are classified as cash flow hedges. They are recognized on the Company’s consolidated balance sheets at fair value and classified based on the instruments’ maturity dates. Changes in the fair value measurements of the derivative instruments are reflected as other comprehensive income (loss), or current earnings if there is ineffectiveness of the derivative instruments during the period.
As a result of the February 2014 amendment to the senior credit facility, the Company amended the interest rate swap agreements to align the embedded floors with the amended term loans. As a result of the amendments to the interest rate swap agreements, the Company will be required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.22%. In exchange, the Company will receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a floor of 0.75%, resulting in a total interest rate of approximately 3.72% on the hedged amount when considering the applicable margin in effect at June 28, 2014. There was no change to the term and the notional amount of the term loan borrowings being hedged of $900.0 million.
As a result of the amendment to the interest rate swaps, the Company does not expect the hedging relationship to have a material amount of ineffectiveness. During the three and six months ended June 28, 2014 and June 29, 2013, there was no ineffectiveness of the interest rate swaps, and therefore, ineffectiveness had no impact on the consolidated statements of operations. As of the date of the amendment, a cumulative unrealized gain of $5.8 million was recorded in accumulated other comprehensive income, which will be amortized on a straight-line basis to interest expense in the consolidated statements of operations through the maturity date.
The fair values of derivatives instruments consisted of the following (in thousands):

	June 28, 2014	December 28, 2013	Consolidated Balance Sheet Classification
Interest rate swaps	$5,083	10,221	Other assets
Total fair values of derivative instruments	$5,083	10,221

The tables below summarize the effects of derivative instruments on the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 28, 2014, and June 29, 2013 (in thousands):

Three months ended June 28, 2014
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings(1)	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$(5,138)	(1,171)	Interest expense	$(3,967)
Income tax effect	2,090	480	Provision for income taxes	1,610
Net of income taxes	$(3,048)	(691)		$(2,357)

Three months ended June 29, 2013
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$13,328	(846)	Interest expense	$14,174
Income tax effect	(5,395)	342	Provision for income taxes	(5,737)
Net of income taxes	$7,933	(504)		$8,437

Six months ended June 28, 2014
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings(1)	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$(7,173)	(2,048)	Interest expense	$(5,125)
Income tax effect	2,893	826	Provision for income taxes	2,067
Net of income taxes	$(4,280)	(1,222)		$(3,058)

Six months ended June 29, 2013
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$13,823	(1,692)	Interest expense	$15,515
Income tax effect	(5,602)	697	Provision for income taxes	(6,299)
Net of income taxes	$8,221	(995)		$9,216

(1)
The total net gain (loss) reclassified from accumulated other comprehensive income into interest expense in the consolidated statements of operations includes the straight-line amortization of the unrealized gain that remained in accumulated other comprehensive income as of the date of the amendment.

As of June 28, 2014 and December 28, 2013, $1.1 million and $836 thousand, respectively, of interest expense related to interest rate swaps is accrued in other current liabilities in the consolidated balance sheets. During the next twelve months, the Company estimates that $4.2 million will be reclassified from accumulated other comprehensive income as an increase to interest expense based on current projections of LIBOR.

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. To mitigate counterparty credit risk, the Company only enters into contracts with major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of its counterparties. At June 28, 2014, all of the counterparties to the interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of June 28, 2014, the Company has not posted any collateral related to these agreements. The Company holds one derivative instrument with each of its derivative counterparties, each of which is settled net with the respective counterparties in accordance with the swap agreements. There is no offsetting of these financial instruments on the consolidated balance sheets. As of June 28, 2014, the termination value of derivatives is a net asset position of $4.0 million, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements.
(6) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 28, 2014	December 28, 2013
Gift card/certificate liability	$99,386	139,721
Gift card breakage liability	11,551	14,093
Accrued salary and benefits	17,490	26,713
Accrued legal liabilities (see note 10(c))	26,085	26,633
Accrued interest	10,015	9,999
Accrued professional costs	2,942	2,938
Other	19,461	28,821
Total other current liabilities	$186,930	248,918
The decrease in the gift card/certificate liability is driven primarily by the seasonality of our gift card program. The decrease in accrued salary and benefits is primarily due to bonus payments made during the first quarter of 2014 related to fiscal year 2013.
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
Prior to fiscal year 2014, the segment profit measure used by the Company to assess the performance of and allocate resources to each reportable segment was based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, and other gains and losses, and did not reflect the allocation of any corporate charges. Accordingly, the primary change from the historical segment profit measure is the inclusion of depreciation expense. Beginning in fiscal year 2014, the segment profit measure was revised to the adjusted operating income measure described above to better align the segments with our consolidated performance measures and incentive targets. The segment profit amounts presented below for the three and six months ended June 29, 2013 have been adjusted to reflect this change to the measurement of segment profit to ensure comparability.

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

	Revenues
	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Dunkin’ Donuts U.S.	$136,450	128,672	261,669	$248,306
Dunkin’ Donuts International	4,521	3,931	8,806	8,554
Baskin-Robbins U.S.	12,952	12,489	22,073	22,101
Baskin-Robbins International	33,631	34,917	63,642	60,345
Total reportable segment revenues	187,554	180,009	356,190	339,306
Other	3,354	2,479	6,666	5,040
Total revenues	$190,908	182,488	362,856	344,346
Expenses included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. The “Operating income adjustments excluded from reportable segments” amounts for the three and six months ended June 29, 2013 below include the $7.5 million charge related to the third-party product volume guarantee (see note 10(a)). Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Dunkin’ Donuts U.S.	$100,981	91,302	190,813	174,857
Dunkin’ Donuts International	3,015	1,581	5,872	4,133
Baskin-Robbins U.S.	9,315	7,856	14,183	13,449
Baskin-Robbins International	11,724	19,411	21,223	28,709
Total reportable segments	125,035	120,150	232,091	221,148
Corporate	(30,871)	(28,982)	(62,302)	(59,294)
Interest expense, net	(16,754)	(19,795)	(34,626)	(40,513)
Amortization of other intangible assets	(6,384)	(6,565)	(12,789)	(13,147)
Long-lived asset impairment charges	(523)	(107)	(646)	(355)
Loss on debt extinguishment and refinancing transactions	—	—	(13,735)	(5,018)
Other losses, net	(113)	(813)	(86)	(1,203)
Operating income adjustments excluded from reportable segments	300	(7,691)	300	(8,088)
Income before income taxes	$70,690	56,197	108,207	93,530
Net income of equity method investments is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Income included in “Other” in the table below represents the reduction of depreciation and amortization expense reported by BR Korea Co., Ltd. (“BR Korea”) as the Company recorded an impairment charge in fiscal year 2011 related to the underlying long-lived assets of BR Korea. Net income of equity method investments by reportable segment was as follows (in thousands):

	Net income of equity method investments
	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Dunkin’ Donuts International	$672	368	976	254
Baskin-Robbins International	3,019	4,126	5,477	6,664
Total reportable segments	3,691	4,494	6,453	6,918
Other	357	288	695	951
Total net income of equity method investments	$4,048	4,782	$7,148	7,869

(8) Stockholders’ Equity and Redeemable Noncontrolling Interests
The changes in total stockholders' equity and redeemable noncontrolling interests were as follows (in thousands):

	Total stockholders’ equity	Redeemable noncontrolling interests
Balance at December 28, 2013	$407,358	4,930
Net income	69,147	(348)
Other comprehensive income	985	—
Dividends paid on common stock	(48,759)	—
Exercise of stock options	4,293	—
Repurchases of common stock	(81,046)	—
Share-based compensation expense	4,926	—
Excess tax benefits from share-based compensation	7,821	—
Contributions from noncontrolling interests	—	1,462
Other, net	(544)	—
Balance at June 28, 2014	$364,181	6,044
(a) Redeemable Noncontrolling Interests
As of June 28, 2014, the consolidated balance sheets included $2.7 million of cash and cash equivalents and $9.1 million of property and equipment, net, for the partnership entity with the noncontrolling owners, which may be used only to settle obligations of the partnership.
(b) Treasury Stock
During the six months ended June 28, 2014, the Company repurchased a total of 1,772,205 shares of common stock at a weighted average price per share of $45.72 from existing stockholders. The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $81.0 million during the six months ended June 28, 2014, based on the fair market value of the shares on the date of repurchase and direct costs incurred. In May 2014, the Company retired 1,002,905 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $47.2 million and $10.8 million, respectively, and an increase in accumulated deficit of $36.4 million.
(c) Equity Incentive Plans
During the six months ended June 28, 2014, the Company granted options to purchase 1,406,308 shares of common stock and 27,096 restricted stock awards (“RSAs”) to certain employees, and 74,299 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options generally vest in equal annual amounts over an approximately four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $51.67 per share and have a weighted average grant-date fair value of $10.65 per share. The RSUs granted to employees and members of our board of directors vest over a three-year period and a one-year period, respectively, subsequent to the grant date. The RSUs have a weighted average grant-date fair value of $47.72 per share. The RSAs vest in full on July 31, 2016, and have a grant-date fair value of $51.67 per share.
In addition, the Company granted 150,000 performance-based RSAs during the first quarter of fiscal year 2014. These performance-based RSAs are eligible to vest on December 31, 2018, subject to a market vesting condition linked to the level of total shareholder return received by the Company's shareholders during the performance period measured against the median total shareholder return of the companies in the S&P 500 Composite Index. The performance-based RSAs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $37.94 per share.
Total compensation expense related to all share-based awards was $3.1 million and $2.0 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $4.9 million and $3.7 million for the six months ended June 28, 2014 and June 29, 2013, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.

(d) Accumulated Other Comprehensive Income
The changes in the components of accumulated other comprehensive income were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains (losses) on interest rate swaps	Unrealized gain (loss) on pension plan	Other	Accumulated other comprehensive income
Balance at December 28, 2013	$5	6,085	(3,098)	(1,653)	1,339
Other comprehensive income (loss)	3,522	(3,058)	35	486	985
Balance at June 28, 2014	$3,527	3,027	(3,063)	(1,167)	2,324
(e) Dividends
The Company paid quarterly dividends of $0.23 per share of common stock on March 19, 2014 and June 4, 2014, totaling approximately $24.5 million and $24.2 million, respectively. On July 24, 2014, we announced that our board of directors approved the next quarterly dividend of $0.23 per share of common stock payable September 3, 2014 to shareholders of record as of the close of business on August 25, 2014.
(9) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income attributable to Dunkin’ Brands—basic and diluted	$46,191	40,812	69,147	64,610
Weighted average number of common shares:
Common—basic	105,914,402	106,485,078	106,208,129	106,365,758
Common—diluted	107,186,360	108,211,994	107,583,260	108,185,485
Earnings per common share:
Common—basic	$0.44	0.38	0.65	0.61
Common—diluted	0.43	0.38	0.64	0.60
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,271,958 and 1,726,916 equity awards for the three months ended June 28, 2014 and June 29, 2013, respectively, and includes the dilutive effect of 1,375,131 and 1,819,727 equity awards for the six months ended June 28, 2014 and June 29, 2013, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all performance-based equity awards outstanding for which the performance criteria were not yet met as of the fiscal period end. As of June 28, 2014, there were 150,000 restricted shares that were performance-based and for which the performance criteria were not yet met. As of June 29, 2013, there were no equity awards that were performance-based and for which the performance criteria was not yet met. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 1,445,128 and 1,376,193 equity awards for the three months ended June 28, 2014 and June 29, 2013, respectively, and 1,470,672 and 1,571,791 equity awards for the six months ended June 28, 2014 and June 29, 2013, respectively, as they would be antidilutive.

(10) Commitments and Contingencies
(a) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $2.9 million and $3.0 million at June 28, 2014 and December 28, 2013, respectively. At June 28, 2014 and December 28, 2013, there were no amounts under such guarantees that were due.
Supply Chain Guarantees
In 2012, the Company entered into a third-party guarantee with a distribution facility of franchisee products that guarantees franchisees would sell a certain volume of cooler beverages each year over a 4-year period. During the second quarter of fiscal year 2013, the Company determined that the franchisees will not achieve the required sales volume, and therefore, the Company accrued the maximum guarantee under the agreement of $7.5 million, which is included in other current liabilities in the consolidated balance sheets as of December 28, 2013. The Company made the full required guarantee payment during the first quarter of 2014. No additional guarantee payments will be required under the agreement.
The Company entered into a third-party guarantee with a distribution facility that guarantees franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of June 28, 2014 and December 28, 2013, the Company was contingently liable for $5.0 million and $5.7 million, respectively, under this guarantee. Additionally, the Company has various supply chain contracts that generally provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. As of June 28, 2014 and December 28, 2013, the Company was contingently liable under such supply chain agreements for approximately $46.7 million and $52.6 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we have not recorded any liabilities related to these commitments as of June 28, 2014.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of June 28, 2014 and December 28, 2013, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $6.5 million and $6.4 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(b) Letters of Credit
At June 28, 2014 and December 28, 2013, the Company had standby letters of credit outstanding for a total of $2.5 million and $3.0 million, respectively. There were no amounts drawn down on these letters of credit.
(c) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. As of June 28, 2014 and December 28, 2013, the Company has recorded an estimated liability of $25.1 million which includes interest that continues to accrue on the judgment amount and the impact of foreign exchange. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At June 28, 2014 and December 28, 2013, contingent liabilities, excluding the Bertico litigation, totaling $1.0 million and $1.5 million, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with all matters could increase by up to an additional $12.0 million based on the outcome of ongoing litigation or negotiations.
(11) Related-Party Transactions
(a) Advertising Funds
At June 28, 2014 and December 28, 2013, the Company had a net payable of $6.2 million and $17.6 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $1.9 million and $1.4 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $3.7 million and $2.9 million for the six months ended June 28, 2014 and June 29, 2013, respectively, and are reflected in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $192 thousand during the three and six months ended June 28, 2014 and $56 thousand and $1.1 million during the three and six months ended June 29, 2013, respectively, which are included in general and administrative expenses, net in the consolidated statements of operations. Additionally, the Company made net contributions to the advertising funds based on retail sales as owner and operator of company-owned restaurants of $186 thousand and $257 thousand during the three months ended June 28, 2014 and June 29, 2013, respectively, and $450 thousand and $493 thousand during the six months ended June 28, 2014 and June 29, 2013, respectively, which are included in company-owned restaurant expenses in the consolidated statements of operations. The Company also funded initiatives that benefit the gift card program of $1.2 million and $2.9 million during the three and six months ended June 28, 2014, respectively, and $3.2 million during the three and six months ended June 29, 2013, which were recorded as reductions to the gift card breakage liability included within other current liabilities in the consolidated balance sheets.
(b) Equity Method Investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
B-R 31 Ice Cream Co., Ltd.	$533	602	844	1,004
BR Korea Co., Ltd.	1,178	1,019	2,225	2,029
Coffee Alliance, S.L. (“Coffee Alliance”)	17	32	17	130
	$1,728	1,653	3,086	3,163

At June 28, 2014 and December 28, 2013, the Company had $1.4 million of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its joint ventures totaling approximately $778 thousand and $1.1 million during the three months ended June 28, 2014 and June 29, 2013, respectively, and $1.3 million and $2.1 million during the six months ended June 28, 2014 and June 29, 2013, respectively, primarily for the purchase of ice cream products and incentive payments.
During the three and six months ended June 29, 2013, the Company made additional loans of $899 thousand and $1.6 million, respectively, to our Spain joint venture, Coffee Alliance. As of June 28, 2014 and December 28, 2013, the Company had $2.7 million of notes receivable from Coffee Alliance, of which $2.5 million and $2.7 million was reserved as of June 28, 2014 and December 28, 2013, respectively.
The Company recognized sales of ice cream products of $1.9 million and $2.6 million during the three months ended June 28, 2014 and June 29, 2013, respectively, and $3.0 million and $2.6 million during the six months ended June 28, 2014 and June 29, 2013, respectively, in the consolidated statements of operations from the sale of ice cream products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”), of which the Company owns a 20 percent equity interest. As of June 28, 2014 and December 28, 2013, the Company had $2.3 million and $733 thousand, respectively, of net receivables from the Australia JV, consisting of accounts receivable and notes and other receivables, net of other current liabilities.

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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 18,400 points of distribution in 56 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of June 28, 2014, Dunkin’ Donuts had 10,993 global points of distribution with restaurants in 40 U.S. states and the District of Columbia and in 33 foreign countries. Baskin-Robbins had 7,412 global points of distribution as of the same date, with restaurants in 42 U.S. states and the District of Columbia and in 47 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 29 company-owned points of distribution as of June 28, 2014, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than many other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the six months ended June 28, 2014, franchisee contributions to the U.S. advertising funds were $182.8 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended June 28, 2014 and June 29, 2013 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2014.
Selected Operating and Financial Highlights

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,813.2	1,704.5	3,428.1	3,230.5
Dunkin’ Donuts International	176.7	170.8	345.4	338.8
Baskin-Robbins U.S.	169.1	161.9	278.9	269.5
Baskin-Robbins International	377.3	360.4	659.4	645.2
Total franchisee-reported sales(a)	$2,536.4	2,397.6	4,711.8	4,484.0
Systemwide sales growth	5.7%	5.5%	5.0%	5.4%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	1.8%	4.0%	1.5%	2.9%
Dunkin’ Donuts International	(3.1)%	(1.7)%	(2.7)%	(0.1)%
Baskin-Robbins U.S.	4.2%	1.6%	2.6%	(0.9)%
Baskin-Robbins International	(1.6)%	2.6%	(0.3)%	3.3%
Financial data (in thousands):
Total revenues	$190,908	182,488	362,856	344,346
Operating income	87,557	76,805	156,654	140,264
Adjusted operating income	94,164	91,168	169,789	161,854
Net income attributable to Dunkin’ Brands	46,191	40,812	69,147	64,610
Adjusted net income	50,155	43,881	85,783	75,026
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

Overall growth in systemwide sales of 5.7% and 5.0% for the three and six months ended June 28, 2014, respectively, over the same periods in the prior year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 6.3% and 6.1% for the three and six months ended June 28, 2014, respectively, as a result of 374 net new restaurants opened since June 29, 2013 and comparable store sales growth of 1.8% and 1.5%, respectively, driven by higher traffic and increased average ticket resulting from guests purchasing more items per transaction and positive mix as guests purchased more premium-priced items. Growth was driven by beverages, breakfast sandwiches, and donuts.

•
Dunkin’ Donuts International systemwide sales growth of 3.5% and 1.9% for the three and six months ended June 28, 2014, respectively, driven primarily by sales growth in the Middle East, Germany, Spain, and India due to net new units and comparable store sales growth, offset by a decline in South Korea. Dunkin’ Donuts International comparable store sales declined 3.1% and 2.7% for the three and six months ended June 28, 2014, respectively, driven primarily by a decline in South Korea, offset by growth in the Middle East.

•
Baskin-Robbins U.S. systemwide sales growth of 4.5% and 3.6% for the three and six months ended June 28, 2014, respectively, resulting primarily from comparable store sales growth of 4.2% and 2.6%, respectively, driven by increased sales of cups and cones, cakes, beverages, as well as the launch of online cake ordering.

•
Baskin-Robbins International systemwide sales growth of 4.7% and 2.2% for the three and six months ended June 28, 2014, respectively, driven by sales growth in South Korea and the Middle East. Baskin-Robbins International comparable store sales declined 1.6% and 0.3% for the three and six months ended June 28, 2014, respectively, driven by a decline in Japan, offset by growth in South Korea and the Middle East.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and six months ended June 28, 2014 and June 29, 2013 were as follows:

	June 28, 2014	June 29, 2013
Points of distribution, at period end(a):
Dunkin’ Donuts U.S.	7,821	7,447
Dunkin’ Donuts International	3,172	3,070
Baskin-Robbins U.S.	2,480	2,470
Baskin-Robbins International	4,932	4,640
Consolidated global points of distribution	18,405	17,627
(a)  Prior year points of distribution have been adjusted to reflect the results of an internal point of distribution count audit.

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net openings (closings), during the period:
Dunkin’ Donuts U.S.	75	63	144	141
Dunkin’ Donuts International	17	33	(9)	27
Baskin-Robbins U.S.	12	5	13	7
Baskin-Robbins International	47	50	99	84
Consolidated global net openings	151	151	247	259
The increases in total revenues of $8.4 million, or 4.6%, and $18.5 million, or 5.4%, for the three and six months ended June 28, 2014, respectively, resulted primarily from increased franchise fees and royalty income of $9.5 million and $12.4 million, respectively. Also contributing to revenue growth in the six month period was an increase in sale of ice cream products of $4.3 million.
Operating income for the three and six months ended June 28, 2014 increased $10.8 million, or 14.0%, and $16.4 million, or 11.7%, respectively, from the comparable periods of the prior year primarily as a result of increases in franchise fees and royalty income and a gain recognized in connection with the sale of all company-owned restaurants in the Atlanta market. Additionally, the prior year period included a $7.5 million charge related to a third-party product volume guarantee and a $7.0 million gain related to the sale of 80 percent of our Baskin-Robbins Australia business. Also contributing to the growth in operating income for the six month period were gains recognized in connection with the sale of real estate, offset by a reduction in breakage income on gift cards.
Adjusted operating income increased $3.0 million, or 3.3%, and $7.9 million, or 4.9%, for the three and six months ended June 28, 2014, respectively, primarily as a result of the increases in franchise fees and royalty income and the gain on sale of company-owned restaurants in Atlanta, offset by the gain from sale of the Baskin-Robbins Australia business recognized in the prior year period. Also contributing to the growth in operating income for the six month period were gains recognized in connection with the sale of real estate, offset by a reduction in breakage income on gift cards.
Net income increased $5.4 million for the three months ended June 28, 2014 primarily as a result of a $10.8 million increase in operating income and a $3.1 million decrease in interest expense, offset by a $9.2 million increase in tax expense. Net income increased $4.5 million for the six months ended June 28, 2014 primarily as a result of a $16.4 million increase in operating income and a $6.0 million decrease in interest expense, offset by a $10.2 million increase in tax expense and a loss on debt extinguishment and refinancing transactions of $13.7 million compared to a $5.0 million loss in the prior year period.
Adjusted net income increased $6.3 million and $10.8 million for the three and six months ended June 28, 2014, respectively, primarily as a result of the increases in adjusted operating income of $3.0 million and $7.9 million, respectively, and decreases in interest expense, offset by increases in income tax expense.

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
Adjusted operating income and adjusted net income are reconciled from operating income and net income determined under GAAP as follows:

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands)
Operating income	$87,557	76,805	156,654	140,264
Adjustments:
Amortization of other intangible assets	6,384	6,565	12,789	13,147
Long-lived asset impairment charges	523	107	646	355
Third-party product volume guarantee	(300)	7,500	(300)	7,500
Peterborough plant closure costs(a)	—	191	—	588
Adjusted operating income	$94,164	91,168	169,789	161,854
Net income attributable to Dunkin’ Brands	$46,191	40,812	69,147	64,610
Adjustments:
Amortization of other intangible assets	6,384	6,565	12,789	13,147
Long-lived asset impairment charges	523	107	646	355
Third-party product volume guarantee	(300)	7,500	(300)	7,500
Peterborough plant closure costs(a)	—	191	—	588
Loss on debt extinguishment and refinancing transactions	—	—	13,735	5,018
Tax impact of adjustments(b)	(2,643)	(5,745)	(10,748)	(10,643)
Income tax audit settlements(c)	—	(8,417)	—	(8,417)
State tax apportionment(d)	—	2,868	514	2,868
Adjusted net income	$50,155	43,881	85,783	75,026

(a)
For the three and six months ended June 29, 2013, the adjustments represent transition-related general and administrative costs incurred related to the closure of the Baskin-Robbins ice cream manufacturing plant in Peterborough, Canada, such as information technology integration, project management, and transportation costs.

(b)	Tax impact of adjustments calculated at a 40% effective tax rate.

(c)	Represents income tax benefits resulting from the resolution of historical tax positions settled during the period.

(d)	Primarily represents deferred tax expense recognized due to an increase in our overall state tax rate resulting from a shift in estimated apportionment of income within state jurisdictions.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Earnings per share:
Common—basic	$0.44	0.38	0.65	0.61
Common—diluted	0.43	0.38	0.64	0.60
Diluted adjusted earnings per share	0.47	0.41	0.80	0.69
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(In thousands, except share and per share data)
Adjusted net income	$50,155	43,881	85,783	$75,026
Weighted average number of common shares—diluted	107,186,360	108,211,994	107,583,260	108,185,485
Diluted adjusted earnings per share	$0.47	0.41	0.80	$0.69

Results of operations
Consolidated results of operations

	Three months ended				Six months ended
	June 28, 2014	June 29, 2013	Increase (Decrease)		June 28, 2014	June 29, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$122,267	112,794	9,473	8.4%	$228,979	216,559	12,420	5.7%
Rental income	25,633	25,055	578	2.3%	48,080	47,487	593	1.2%
Sales of ice cream products	32,044	32,809	(765)	(2.3)%	60,715	56,389	4,326	7.7%
Sales at company-owned restaurants	4,736	6,240	(1,504)	(24.1)%	11,052	12,011	(959)	(8.0)%
Other revenues	6,228	5,590	638	11.4%	14,030	11,900	2,130	17.9%
Total revenues	$190,908	182,488	8,420	4.6%	$362,856	344,346	18,510	5.4%
Total revenues for the three and six months ended June 28, 2014 increased $8.4 million, or 4.6%, and $18.5 million, or 5.4%, respectively. The increase in total revenues was driven by increases in franchise fees and royalty income of $9.5 million and $12.4 million for the three and six months ended June 28, 2014, respectively, primarily as a result of Dunkin’ Donuts U.S. systemwide sales growth and additional franchise fees resulting from incremental gross development and the timing of franchise renewals. Offsetting the increases in franchise fees and royalty income were declines in sales at company-owned restaurants of $1.5 million and $1.0 million for the three and six months ended June 28, 2014, respectively, as a result of a net decrease in the number of company-owned restaurants operating during the respective periods, primarily in the Atlanta market. Also contributing to the increase in revenues for the six month period was an increase in sales of ice cream products of $4.3 million, or 7.7%, primarily due to an increase in sales to the Middle East offset by a decrease in sales to our Australian joint venture, as well as an increase in other revenues of $2.1 million driven primarily by gains from refranchising transactions.

	Three months ended				Six months ended
	June 28, 2014	June 29, 2013	Increase (Decrease)		June 28, 2014	June 29, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$13,560	12,820	740	5.8%	$26,572	25,596	976	3.8%
Cost of ice cream products	22,995	24,302	(1,307)	(5.4)%	42,743	40,288	2,455	6.1%
Company-owned restaurant expenses	4,904	5,940	(1,036)	(17.4)%	11,267	11,595	(328)	(2.8)%
General and administrative expenses, net	56,381	62,978	(6,597)	(10.5)%	116,095	118,555	(2,460)	(2.1)%
Depreciation and amortization	11,314	12,087	(773)	(6.4)%	22,632	24,517	(1,885)	(7.7)%
Long-lived asset impairment charges	523	107	416	388.8%	646	355	291	82.0%
Total operating costs and expenses	$109,677	118,234	(8,557)	(7.2)%	$219,955	220,906	(951)	(0.4)%
Net income of equity method investments	4,048	4,782	(734)	(15.3)%	7,148	7,869	(721)	(9.2)%
Other operating income	2,278	7,769	(5,491)	(70.7)%	6,605	8,955	(2,350)	(26.2)%
Operating income	$87,557	76,805	10,752	14.0%	$156,654	140,264	16,390	11.7%
Occupancy expenses for franchised restaurants for the three and six months ended June 28, 2014 increased from the prior year periods due primarily to the impact of lease terminations.
Net margin on ice cream products for the three and six months ended June 28, 2014 increased from the prior year periods to approximately $9.0 million and $18.0 million, respectively. The three and six month periods were favorably impacted by Australia inventory write-offs recorded in the prior year periods, while the increase for the six month period was also driven by an increase in sales volume, offset by an increase in commodity costs.
Company-owned restaurant expenses for the three and six months ended June 28, 2014 decreased $1.0 million and $0.3 million, respectively, primarily as a result of a net decrease in the number of company-owned restaurants operating during the respective periods, primarily in the Atlanta market.
General and administrative expenses for the three and six months ended June 28, 2014 decreased $6.6 million and $2.5 million, respectively, from the prior year periods due primarily to a $7.5 million charge recorded in the prior year periods related to a third-party product volume guarantee. Offsetting this decrease for the three and six month periods were decreases of $2.7 million and $4.1 million, respectively, in breakage income recognized primarily on Dunkin’ Donuts gift cards. The balance of the fluctuation in general and administrative expenses is due primarily to prior year investments in advertising and other brand-building activities, settlement of litigation, bad debt, and personnel and travel costs.
As a result of the closure of our ice cream manufacturing plant in fiscal year 2012, the Company expects to incur additional costs of approximately $3 million to $4 million primarily related to the settlement of our Canadian pension plan upon final government approval, which will likely be obtained in 2014.
Depreciation and amortization for the three and six months ended June 28, 2014 decreased $0.8 million and $1.9 million, respectively, from the prior year driven by assets becoming fully depreciated and assets being written-off upon disposal, as well as a reduction of depreciation on leasehold improvements at the Company's corporate headquarters due to the extension of the related lease term.
Long-lived asset impairment charges for the three and six months ended June 28, 2014 increased $0.4 million and $0.3 million, respectively, driven by the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three and six months ended June 28, 2014 decreased $0.7 million from each of the prior year periods driven by losses from our Japan joint venture, offset by an increase in income from our Korea joint venture and losses incurred by our Spain joint venture in the prior year periods.
Other operating income of $2.3 million for the three months ended June 28, 2014 includes a gain recognized in connection with the sale of the company-owned restaurants in the Atlanta market. Additionally, other operating income of $6.6 million for the six months ended June 28, 2014 includes gains recognized in connection with the sale of real estate. Other operating income of

$7.8 million for the three months ended June 29, 2013 is due primarily to gains recognized on the sale of 80 percent of our Baskin-Robbins Australia business and the sale of real estate. Additionally, other operating income of $9.0 million for the six months ended June 29, 2013 includes income recognized upon receipt of insurance proceeds related to Hurricane Sandy.

	Three months ended				Six months ended
	June 28, 2014	June 29, 2013	Increase (Decrease)		June 28, 2014	June 29, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$16,754	19,795	(3,041)	(15.4)%	$34,626	40,513	(5,887)	(14.5)%
Loss on debt extinguishment and refinancing transactions	—	—	—	n/m	13,735	5,018	8,717	173.7%
Other losses, net	113	813	(700)	(86.1)%	86	1,203	(1,117)	(92.9)%
Total other expense	$16,867	20,608	(3,741)	(18.2)%	$48,447	46,734	1,713	3.7%
The decrease in net interest expense for the three months ended June 28, 2014 resulted primarily from the refinancing transaction that occurred in February 2014, which resulted in a decrease in the weighted average interest rate on the term loans compared to the prior year period. Also contributing to the decrease in interest expense was a decrease in amortization of capitalized debt issuance costs and original issue discount as a result of the refinancing transaction. Additionally, net interest expense for the six month period was favorably impacted by a decrease in the weighted average interest rate and a decrease in amortization as a result of the refinancing transaction that occurred in February 2013. Considering the February 2014 refinancing, we expect interest expense to be approximately $70 million in fiscal year 2014.
The loss on debt extinguishment and refinancing transactions for the six months ended June 28, 2014 of $13.7 million resulted from the February 2014 refinancing transaction. The loss on debt extinguishment and refinancing transactions for the six months ended June 29, 2013 of $5.0 million resulted from the February 2013 refinancing transaction.
The fluctuation in other losses, net, for the three and six months ended June 28, 2014 resulted primarily from larger foreign exchange losses in the prior year periods due to fluctuations in the U.S. dollar against the Australian dollar.

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	($ in thousands, except percentages)
Income before income taxes	$70,690	56,197	108,207	93,530
Provision for income taxes	24,719	15,487	39,408	29,159
Effective tax rate	35.0%	27.6%	36.4%	31.2%
The increase in the effective tax rate for the three and six months ended June 28, 2014 resulted primarily from the reversal of approximately $8.4 million of reserves in the prior year for uncertain tax positions for which settlement with taxing authorities was reached during those periods. These favorable tax benefits in the prior year were offset by an incremental $2.9 million of tax expense incurred during the three months ended June 29, 2013 primarily as a result of an increase in our overall state tax rate due to a shift in estimated apportionment of income within state jurisdictions. The effective tax rate for the three and six months ended June 28, 2014 was also favorably impacted by a reduction in our overall state tax rate due to enacted tax rate changes in certain state jurisdictions.
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
Prior to fiscal year 2014, the segment profit measure used by the Company to assess the performance of and allocate resources to each reportable segment was based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, and other gains and losses, and did not reflect the allocation of any corporate charges. Accordingly, the primary change from the historical segment profit measure is the inclusion of depreciation expense. Beginning in fiscal year 2014, the segment profit measure was revised to the adjusted operating income measure described above to better align the segments with our consolidated performance measures and incentive targets. The segment profit amounts presented below for the three and six months ended June 29, 2013 have been adjusted to reflect this change to the measurement of segment profit to ensure comparability.
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
Dunkin’ Donuts U.S.

	Three months ended				Six months ended
	June 28, 2014	June 29, 2013	Increase (Decrease)		June 28, 2014	June 29, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$98,250	91,954	6,296	6.8%	$185,887	174,036	11,851	6.8%
Franchise fees	8,430	5,694	2,736	48.1%	15,430	15,066	364	2.4%
Rental income	24,611	24,042	569	2.4%	46,057	45,351	706	1.6%
Sales at company-owned restaurants	4,736	6,240	(1,504)	(24.1)%	11,052	12,011	(959)	(8.0)%
Other revenues	423	742	(319)	(43.0)%	3,243	1,842	1,401	76.1%
Total revenues	$136,450	128,672	7,778	6.0%	$261,669	248,306	13,363	5.4%
Segment profit	$100,981	91,302	9,679	10.6%	$190,813	174,857	15,956	9.1%
The increase in Dunkin’ Donuts U.S. revenues for the three months ended June 28, 2014 was driven primarily by an increase in royalty income of $6.3 million as a result of an increase in systemwide sales, and an increase in franchise fees of $2.7 million due primarily to timing of franchise renewals and an increase in development year-over-year. The increases were offset by a decline in sales at company-owned restaurants of $1.5 million due to a net decrease in the number of company-owned restaurants operating during the period, primarily in the Atlanta market.
The increase in Dunkin’ Donuts U.S. revenues for the six months ended June 28, 2014 was driven primarily by an increase in royalty income of $11.9 million as a result of an increase in systemwide sales, and an increase in other revenues of $1.4 million driven by gains from refranchising transactions. The increases were offset by a decline in sales at company-owned restaurants of $1.0 million due to a net decrease in the number of company-owned restaurants operating during the period, primarily in the Atlanta market.
The increase in Dunkin’ Donuts U.S. segment profit for the three and six months ended June 28, 2014 of $9.7 million and $16.0 million, respectively, was driven primarily by revenue growth, as well as income recognized in connection with the sale of the company-owned restaurants in Atlanta. The increase in segment profit for the six months ended June 28, 2014 was also driven by gains on the sale of real estate, partially offset by incremental reserves on outstanding receivables and an increase in personnel costs as a result of continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy.
Dunkin’ Donuts International

	Three months ended				Six months ended
	June 28, 2014	June 29, 2013	Increase (Decrease)		June 28, 2014	June 29, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$3,859	3,535	324	9.2%	$7,554	7,028	526	7.5%
Franchise fees	635	342	293	85.7%	1,194	1,047	147	14.0%
Rental income	49	31	18	58.1%	84	59	25	42.4%
Other revenues	(22)	23	(45)	n/m	(26)	420	(446)	n/m
Total revenues	$4,521	3,931	590	15.0%	$8,806	8,554	252	2.9%
Segment profit	$3,015	1,581	1,434	90.7%	$5,872	4,133	1,739	42.1%
Dunkin’ Donuts International revenues for the three and six months ended June 28, 2014 increased by $0.6 million and $0.3 million, respectively, due primarily to increases in royalty income of $0.3 million and $0.5 million, respectively, due to increases in systemwide sales. Additionally, franchise fees increased $0.3 million and $0.1 million for the three and six month periods, respectively, driven by openings in new international markets. The increase in revenues for the six month period was offset by a decline in other revenues of $0.4 million driven by a decrease in transfer fees.
Segment profit for Dunkin' Donuts International increased $1.4 million and $1.7 million for the three and six months ended June 28, 2014, respectively, primarily due to revenue growth and a reduction in expenses due to investments in marketing in the prior year. Also contributing to the increase in segment profit was a partial recovery of a previously-reserved note receivable related to our Spain joint venture, as well as losses incurred from our Spain joint venture in the prior year period. The increase in income for the six month period was also impacted by an unfavorable adjustment of $0.3 million in the prior year period related to differences between local accounting principles applied by our South Korea joint venture and U.S. GAAP.
Baskin-Robbins U.S.

	Three months ended				Six months ended
	June 28, 2014	June 29, 2013	Increase (Decrease)		June 28, 2014	June 29, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$8,410	8,174	236	2.9%	$13,934	13,556	378	2.8%
Franchise fees	222	203	19	9.4%	397	472	(75)	(15.9)%
Rental income	814	820	(6)	(0.7)%	1,640	1,752	(112)	(6.4)%
Sales of ice cream products	1,104	1,087	17	1.6%	2,040	2,048	(8)	(0.4)%
Other revenues	2,402	2,205	197	8.9%	4,062	4,273	(211)	(4.9)%
Total revenues	$12,952	12,489	463	3.7%	$22,073	22,101	(28)	(0.1)%
Segment profit	$9,315	7,856	1,459	18.6%	$14,183	13,449	734	5.5%
Revenues for Baskin-Robbins U.S. for the three months ended June 28, 2014 increased $0.5 million to $13.0 million due primarily to increases in royalty income driven by an increase in systemwide sales, and other revenues. Revenues for the six months ended June 28, 2014 remained consistent with the prior year period, as an increase in royalty income of $0.4 million was offset by declines in other revenues, rental income, and franchise fees.
Baskin-Robbins U.S. segment profit increased $1.5 million to $9.3 million and $0.7 million to $14.2 million for the three and six months ended June 28, 2014, respectively, primarily due to a reduction in expenses driven by reduced personnel costs, as well as investments in advertising and other brand-building activities in the prior year periods.
Baskin-Robbins International

	Three months ended				Six months ended
	June 28, 2014	June 29, 2013	Increase (Decrease)		June 28, 2014	June 29, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,213	2,591	(378)	(14.6)%	$3,956	4,856	(900)	(18.5)%
Franchise fees	248	301	(53)	(17.6)%	627	498	129	25.9%
Rental income	139	142	(3)	(2.1)%	257	288	(31)	(10.8)%
Sales of ice cream products	30,902	31,722	(820)	(2.6)%	58,580	54,341	4,239	7.8%
Other revenues	129	161	(32)	(19.9)%	222	362	(140)	(38.7)%
Total revenues	$33,631	34,917	(1,286)	(3.7)%	$63,642	60,345	3,297	5.5%
Segment profit	$11,724	19,411	(7,687)	(39.6)%	$21,223	28,709	(7,486)	(26.1)%
Baskin-Robbins International revenues decreased $1.3 million for the three months ended June 28, 2014 driven by a decline in sales of ice cream products of $0.8 million due primarily to sales of ice cream products to our Australian joint venture in the prior year period in conjunction with the sale of 80 percent of our Baskin-Robbins Australia business, offset by an increase in sales to the Middle East, as well as a decline in royalty income. Baskin-Robbins International revenues increased $3.3 million to $63.6 million for the six months ended June 28, 2014 primarily as a result of a $4.2 million increase in sales of ice cream products due to strong sales to the Middle East, offset by a decrease in sales to our Australian joint venture. The increase in sales of ice cream products was offset by a decline in royalty income of $0.9 million.

Baskin-Robbins International segment profit decreased $7.7 million and $7.5 million for the three and six months ended June 28, 2014, respectively, due primarily to a $7.0 million gain recognized on the sale of the Baskin-Robbins Australia business in the prior year period and a decrease in income from our Japan joint venture, offset by an increase in ice cream margin. The ice cream margin for the three and six month periods as compared to the prior year periods was favorably impacted by Australia inventory write-offs recorded in the prior year period, while the increase for the six month period was also driven by an increase in sales volume, offset by an increase in commodity costs.
Liquidity and Capital Resources
As of June 28, 2014, we held $176.4 million of cash and cash equivalents, which included $99.1 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liability (see note 6 to the consolidated financial statements included herein). In addition, as of June 28, 2014, we had a borrowing capacity of $97.5 million under our $100.0 million revolving credit facility. During the six months ended June 28, 2014, net cash provided by operating activities was $59.7 million, as compared to net cash provided by operating activities of $9.6 million for the six months ended June 29, 2013. Net cash provided by operating activities for the six months ended June 28, 2014 and June 29, 2013 includes decreases of $28.4 million and $33.2 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $88.7 million and used $35.9 million of free cash flow during the six months ended June 28, 2014 and June 29, 2013, respectively.
The increase in free cash flow was due primarily to a favorable impact of changes in operating assets and liabilities, driven by a delay in cash collections of accounts receivable as a result of a change in shipping terms related to ice cream shipments to certain international markets that unfavorably impacted the prior year period, as well as the favorable impact of timing of tax and interest payments, offset by the payment of a third-party product volume guarantee. Additional drivers of the increase in free cash flow include proceeds from the sale of real estate and company-owned restaurants, as well as an increase in pre-tax income, offset by proceeds received in the prior year from the Australia sale.
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
Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Six months ended
	June 28, 2014	June 29, 2013
Net cash provided by operating activities	$59,671	9,557
Plus: Decrease in cash held for advertising funds and reserved for gift card/certificate programs	28,384	33,173
Less: Net cash provided by (used in) investing activities	685	(6,829)
Free cash flow, excluding cash held for advertising funds and gift card/certificate programs	$88,740	35,901
Net cash provided by operating activities of $59.7 million during the six months ended June 28, 2014 was driven primarily by net income of $68.8 million, increased by a loss on debt extinguishment and refinancing transactions of $13.7 million, depreciation and amortization of $22.6 million, and dividends received from equity method investments of $5.8 million, offset by $35.3 million of changes in operating assets and liabilities and $16.0 million of other net non-cash reconciling adjustments. The $35.3 million of changes in operating assets and liabilities was primarily driven by the seasonality of our gift card program, the timing of tax and interest payments, and the payment of a third-party vendor guarantee. During the six months ended June 28, 2014, we received proceeds from the sale of real estate and company-owned restaurants of $12.8 million and invested $10.6 million in capital additions to property and equipment. Net cash used in financing activities was $141.0 million during the six months ended June 28, 2014, driven primarily by repurchases of common stock of $81.0 million, dividend payments of $48.8 million, repayment of long-term debt of $15.0 million, and payment of deferred financing and other debt-related costs of $9.0 million in connection with the amendment of our senior credit facility in February 2014, offset by excess tax benefits of $7.8 million realized from the exercise of stock options and proceeds from the exercise of stock options of $4.3 million.

Our senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes term loan and revolving credit facilities. The original aggregate borrowings available under the senior credit facility are approximately $2.00 billion, consisting of a fully-drawn approximately $1.90 billion term loan facility and an undrawn $100.0 million revolving credit facility. As of June 28, 2014, there was $1.82 billion of total principal outstanding on the term loans, while there was $97.5 million in available borrowings under the revolving credit facility as $2.5 million of letters of credit were outstanding.
In February 2014, we amended the senior credit facility to reduce the applicable interest rates. The senior credit facility now consists of $1.38 billion in term loans due February 2021 (“2021 Term Loans”), $450.0 million in term loans due September 2017 (“2017 Term Loans”), and a $100.0 million revolving credit facility due February 2019. Pursuant to the February 2014 amendment to the senior credit facility, principal payments are required to be made on the 2017 Term Loans equal to $4.5 million per calendar year, payable in quarterly installments beginning June 2014 through June 2017. Pursuant to the February 2014 amendment to the senior credit facility, principal payments are required to be made on the 2021 Term Loans equal to approximately $13.8 million per calendar year, payable in quarterly installments beginning June 2015 through December 2020. The final scheduled principal payments on the outstanding borrowings under the 2017 Term Loans and 2021 Term Loans are due in September 2017 and February 2021, respectively. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the credit facility), is no greater than 4.75x, no excess cash flow payments are required. The Company intends to make quarterly payments of $5.0 million. As of June 28, 2014, $1.38 billion and $445.0 million of principal was outstanding under the 2021 Term Loans and 2017 Term Loans, respectively.
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
The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense, each of which becomes more restrictive over time. For the second quarter of fiscal year 2014, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 7.75 to 1.00 and a minimum interest coverage ratio of 1.70 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization, and impairment of long-lived assets, as adjusted for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of June 28, 2014, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 4.51 to 1.00 and an interest coverage ratio of 5.49 to 1.00, which were calculated for the twelve months ended June 28, 2014 based upon adjusted EBITDA, as provided for under the terms of our senior credit facility.
The following is a reconciliation of our net income to such adjusted EBITDA for the twelve months ended June 28, 2014 (in thousands):

Twelve months ended
June 28, 2014
Net income including noncontrolling interests	$150,732
Interest expense	74,281
Income tax expense	82,033
Depreciation and amortization	47,481
Impairment charges	1,727
EBITDA	356,254
Adjustments:
Non-cash adjustments(a)	10,405
Loss on debt extinguishment and refinancing transactions(b)	13,735
Other(c)	4,001
Total adjustments	28,141
Adjusted EBITDA	$384,395

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(b)
Represents transaction costs associated with the refinancing and repayment of long-term debt, including fees paid to third parties and the write-off of deferred financing costs and original issue discount.

(c)	Represents costs and fees associated with various franchisee-related investments, bank fees, severance, as well as the net impact of other insignificant adjustments.

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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board ("FASB") issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. This guidance is effective for the Company in fiscal year 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact the adoption of this new standard will have on the Company’s accounting policies, consolidated financial statements, and related disclosures.
In July 2013, the FASB issued new guidance which requires presentation of an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except in certain circumstances. This guidance was adopted by the Company in fiscal year 2014. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 28, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended June 28, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.        Other Information

Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. As of June 28, 2014, the Company has recorded an estimated liability of $25.1 million, which includes interest that continues to accrue on the judgment amount and the impact of foreign exchange. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended June 28, 2014 by or on behalf of Dunkin' Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
03/30/2014 - 04/26/2014	260,000	$47.92	260,000	$110,591,422
04/27/2014 - 05/31/2014	1,000,000	44.58	1,000,000	66,014,547
06/01/2014 - 06/28/2014	—	—	—	66,014,547
Total	1,260,000	$45.27	1,260,000
(a) On February 4, 2014, our board of directors approved a share repurchase program of up to $125 million of outstanding shares of our common stock. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires two years from the date of approval.

Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.

Item 6.       Exhibits
(a) Exhibits:

10.1	Dunkin’ Brands Group, Inc. Annual Management Incentive Plan

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DUNKIN’ BRANDS GROUP, INC.

Date:	August 6, 2014	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer