Form 10-Q
period 2014-09-27
DUNKIN' BRANDS GROUP, INC.
filed 2014-11-05
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of October 31, 2014, 104,583,479 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$155,665	256,933
Accounts receivable, net of allowance for doubtful accounts of $2,995 and $2,599 as of September 27, 2014 and December 28, 2013, respectively	49,845	47,162
Notes and other receivables, net of allowance for doubtful accounts of $1,542 and $659 as of September 27, 2014 and December 28, 2013, respectively	12,301	32,603
Deferred income taxes, net	46,052	46,461
Restricted assets of advertising funds	36,201	31,493
Prepaid income taxes	10,285	25,699
Prepaid expenses and other current assets	21,513	21,409
Total current assets	331,862	461,760
Property and equipment, net of accumulated depreciation of $102,001 and $105,834 as of September 27, 2014 and December 28, 2013, respectively	179,073	182,858
Equity method investments	174,129	170,644
Goodwill	890,337	891,598
Other intangible assets, net of accumulated amortization of $215,341 and $200,248 as of September 27, 2014 and December 28, 2013, respectively	1,432,699	1,452,205
Other assets	67,021	75,625
Total assets	$3,075,121	3,234,690
Liabilities, Redeemable Noncontrolling Interests, and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$625	5,000
Capital lease obligations	492	432
Accounts payable	12,112	12,445
Liabilities of advertising funds	46,696	49,077
Deferred income	30,563	28,426
Other current liabilities	178,346	248,918
Total current liabilities	268,834	344,298
Long-term debt, net	1,808,491	1,818,609
Capital lease obligations	7,052	6,996
Unfavorable operating leases acquired	15,258	16,834
Deferred income	13,344	11,135
Deferred income taxes, net	547,606	561,714
Other long-term liabilities	59,992	62,816
Total long-term liabilities	2,451,743	2,478,104
Commitments and contingencies (note 11)
Redeemable noncontrolling interests	7,164	4,930
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at September 27, 2014 and December 28, 2013, respectively	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 106,701,892 issued and 104,562,892 outstanding at September 27, 2014; 106,876,919 shares issued and 106,646,219 shares outstanding at December 28, 2013	107	107
Additional paid-in capital	1,134,459	1,196,426
Treasury stock, at cost	(93,712)	(10,773)
Accumulated deficit	(692,676)	(779,741)
Accumulated other comprehensive income (loss)	(798)	1,339
Total stockholders’ equity	347,380	407,358
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$3,075,121	3,234,690

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenues:
Franchise fees and royalty income	$126,759	117,486	355,738	334,045
Rental income	25,570	25,437	73,650	72,924
Sales of ice cream products	27,357	30,429	88,072	86,818
Sales at company-owned restaurants	5,267	6,250	16,319	18,261
Other revenues	7,687	6,715	21,717	18,615
Total revenues	192,640	186,317	555,496	530,663
Operating costs and expenses:
Occupancy expenses—franchised restaurants	13,258	13,445	39,830	39,041
Cost of ice cream products	19,530	20,899	62,273	61,187
Company-owned restaurant expenses	5,505	6,222	16,772	17,817
General and administrative expenses, net	56,311	58,454	172,406	177,009
Depreciation	4,960	5,591	14,803	16,961
Amortization of other intangible assets	6,333	6,938	19,122	20,085
Long-lived asset impairment charges	633	92	1,279	447
Total operating costs and expenses	106,530	111,641	326,485	332,547
Net income of equity method investments:
Net income, excluding impairment	5,366	8,201	12,514	16,070
Impairment charge	—	(873)	—	(873)
Total net income of equity method investments	5,366	7,328	12,514	15,197
Other operating income, net	1,004	233	7,609	9,188
Operating income	92,480	82,237	249,134	222,501
Other income (expense), net:
Interest income	63	105	201	310
Interest expense	(16,680)	(19,805)	(51,444)	(60,523)
Loss on debt extinguishment and refinancing transactions	—	—	(13,735)	(5,018)
Other gains (losses), net	(584)	12	(670)	(1,191)
Total other expense, net	(17,201)	(19,688)	(65,648)	(66,422)
Income before income taxes	75,279	62,549	183,486	156,079
Provision for income taxes	20,855	22,505	60,263	51,664
Net income including noncontrolling interests	54,424	40,044	123,223	104,415
Net loss attributable to noncontrolling interests	(273)	(177)	(621)	(416)
Net income attributable to Dunkin’ Brands	$54,697	40,221	123,844	104,831
Earnings per share:
Common—basic	$0.52	0.38	1.17	0.99
Common—diluted	0.52	0.37	1.16	0.97
Cash dividends declared per common share	0.23	0.19	0.69	0.57
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income including noncontrolling interests	$54,424	40,044	123,223	104,415
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $74 and $(75) for the three months ended September 27, 2014 and September 28, 2013, respectively, and $251 and $299 for the nine months ended September 27, 2014 and September 28, 2013, respectively	(5,074)	5,358	(1,552)	(11,345)
Unrealized gains (losses) on interest rate swaps, net of deferred tax expense (benefit) of $1,358 and $(1,412) for the three months ended September 27, 2014 and September 28, 2013, respectively, and $(709) and $4,887 for the nine months ended September 27, 2014 and September 28, 2013, respectively	2,026	(2,071)	(1,032)	7,145
Other, net	(74)	(296)	447	(177)
Total other comprehensive income (loss), net	(3,122)	2,991	(2,137)	(4,377)
Comprehensive income including noncontrolling interests	51,302	43,035	121,086	100,038
Comprehensive loss attributable to noncontrolling interests	(273)	(177)	(621)	(416)
Comprehensive income attributable to Dunkin’ Brands	$51,575	43,212	121,707	100,454
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income including noncontrolling interests	$123,223	104,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,925	37,046
Amortization of deferred financing costs and original issue discount	2,987	3,586
Loss on debt extinguishment and refinancing transactions	13,735	5,018
Deferred income taxes	(13,638)	(10,893)
Provision for bad debt	2,093	3,008
Share-based compensation expense	8,070	5,750
Net income of equity method investments	(12,514)	(15,197)
Dividends received from equity method investments	7,427	7,226
Gain on sale of joint venture	—	(6,466)
Gain on sale of real estate and company-owned restaurants	(7,446)	(1,519)
Other, net	205	(920)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	16,239	(3,162)
Other current assets	519	1
Accounts payable	(497)	(517)
Other current liabilities	(69,113)	(62,137)
Liabilities of advertising funds, net	(6,320)	4,847
Income taxes payable, net	8,218	(5,010)
Deferred income	4,349	(814)
Other, net	4,389	1,053
Net cash provided by operating activities	115,851	65,315
Cash flows from investing activities:
Additions to property and equipment	(18,324)	(20,930)
Proceeds from sale of real estate and company-owned restaurants	14,354	2,776
Proceeds from sale of joint venture	—	7,200
Other, net	(1,734)	(2,021)
Net cash used in investing activities	(5,704)	(12,975)
Cash flows from financing activities:
Repayment of long-term debt	(15,000)	(19,157)
Payment of deferred financing and other debt-related costs	(8,977)	(6,157)
Dividends paid on common stock	(72,756)	(60,707)
Repurchases of common stock	(130,171)	(17,190)
Exercise of stock options	4,847	6,287
Excess tax benefits from share-based compensation	8,938	—
Other, net	1,923	1,906
Net cash used in financing activities	(211,196)	(95,018)
Effect of exchange rates on cash and cash equivalents	(219)	(140)
Decrease in cash and cash equivalents	(101,268)	(42,818)
Cash and cash equivalents, beginning of period	256,933	252,618
Cash and cash equivalents, end of period	$155,665	209,800
Supplemental cash flow information:
Cash paid for income taxes	$57,507	68,504
Cash paid for interest	47,971	58,997
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,241	1,095
Purchase of leaseholds in exchange for capital lease obligations	434	173
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
(2) Summary of Significant Accounting Policies
(a) Unaudited Consolidated Financial Statements
The consolidated balance sheet as of September 27, 2014, the consolidated statements of operations and comprehensive income for the three and nine months ended September 27, 2014 and September 28, 2013, and the consolidated statements of cash flows for the nine months ended September 27, 2014 and September 28, 2013, are unaudited.
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
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within our three- and nine-month periods ended September 27, 2014 and September 28, 2013 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 27, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2014.
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

Financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2014 and December 28, 2013 are summarized as follows (in thousands):

	September 27, 2014			December 28, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
Assets:
Mutual funds	$—	—	—	1,012	—	1,012
Interest rate swaps	—	8,469	8,469	—	10,221	10,221
Total assets	$—	8,469	8,469	1,012	10,221	11,233
Liabilities:
Deferred compensation liabilities	$—	8,138	8,138	—	7,181	7,181
Total liabilities	$—	8,138	8,138	—	7,181	7,181
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
The Company uses readily available market data to value its interest rate swaps, such as interest rate curves and discount factors. Additionally, the fair value of derivatives includes consideration of credit risk in the valuation. The Company uses a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA are largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input, as defined under U.S. GAAP. As the magnitude of the CVA is not a significant component of the fair value of the interest rate swaps as of September 27, 2014, it is not considered a significant input and the derivatives are classified as Level 2.
The carrying value and estimated fair value of long-term debt as of September 27, 2014 and December 28, 2013 were as follows (in thousands):

	September 27, 2014		December 28, 2013
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial liabilities
Term loans	$1,809,116	1,777,291	1,823,609	1,836,212
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
We record all derivative instruments on our consolidated balance sheets at fair value. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instruments is reported as other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of the gain or loss on the derivative instruments for a cash flow hedge is recorded in the consolidated statements of operations immediately. Cash flows associated with the Company's interest rate swap agreements are classified as cash flows from operating activities in the consolidated statements of cash flows which is consistent with the classification of cash flows of the underlying hedged item. See note 5 for a discussion of the Company's use of derivative instruments, management of credit risk inherent in derivative instruments, and fair value information.
(e) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At September 27, 2014 and December 28, 2013, one master licensee, including its majority-owned subsidiaries, accounted for approximately 25% and 17%, respectively, of total accounts and notes receivable, which was primarily due to the timing of orders and shipments of ice cream to the master licensee. For the nine months ended September 27, 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 10% of total revenues. No individual franchisee or master licensee accounted for more than 10% of total revenues for the three months ended September 27, 2014 or for the three or nine months ended September 28, 2013.
(f) Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board ("FASB") issued new guidance which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for the Company in fiscal year 2017 and early adoption is permitted. The Company has not adopted this guidance as of September 27, 2014, and based on the Company's financial condition as of September 27, 2014, the Company does not expect the adoption of this guidance to have any impact on the Company's consolidated financial statements.
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. This guidance is effective for the Company in fiscal year 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact the adoption of this new standard will have on the Company’s accounting policies, consolidated financial statements, and related disclosures.
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
(g) Reclassifications
The Company has revised the presentation of certain income generating transactions that historically were recorded within general and administrative expenses, net in the consolidated statements of operations. Income from these transactions totaling $751 thousand and $2.7 million have been reclassified into other operating income, net, for the three and nine months ended September 28, 2013, respectively, in the consolidated statements of operations to conform to the current year presentation. There was no impact to total revenues, operating income, income before income taxes, or net income as a result of these reclassifications.
The Company has also revised the presentation of certain asset captions within the consolidated balance sheets to conform to the current period presentation, including combining 'assets held for sale' with 'prepaid expenses and other current assets' and combining 'restricted cash' with 'other assets'. The revisions had no impact on total current assets or total assets.
Additionally, the Company has revised the presentation of certain captions for the nine months ended September 28, 2013 within the consolidated statements of cash flows to conform to the current period presentation. The revisions had no impact on net cash provided by operating, used in investing, or used in financing activities.
(h) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.

(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Royalty income	$113,614	106,327	324,945	305,803
Initial franchise fees and renewal income	13,145	11,159	30,793	28,242
Total franchise fees and royalty income	$126,759	117,486	355,738	334,045
The changes in franchised and company-owned points of distribution were as follows:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Systemwide Points of Distribution:
Franchised points of distribution in operation—beginning of period	18,376	17,597	18,122	17,333
Franchised points of distribution—opened	363	360	944	904
Franchised points of distribution—closed	(169)	(140)	(506)	(420)
Net transfers from company-owned points of distribution	1	—	11	—
Franchised points of distribution in operation—end of period	18,571	17,817	18,571	17,817
Company-owned points of distribution—end of period	31	32	31	32
Total systemwide points of distribution—end of period	18,602	17,849	18,602	17,849
During fiscal year 2013, the Company performed an internal review of international franchised points of distribution, and determined that certain franchises opened and closed had not been accurately reported in prior years. As such, the points of distribution information for the three and nine months ended September 28, 2013 has been adjusted to reflect the results of this internal review. The adjustments to the prior years were not material, and had no impact on the Company's financial position or results of operations. Franchised points of distribution in operation—beginning of period and franchised points of distribution in operation—end of period were reduced by 91 for the three and nine months ended September 28, 2013.
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
The effective interest rate for the term loans, including the amortization of original issue discount and deferred financing costs, was 3.5% and 2.8% for the 2021 Term Loans and 2017 Term Loans, respectively, at September 27, 2014.
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

In connection with the amendment, certain lenders holding $684.7 million of term loans exited the term loan lending syndicate. The principal of the exiting lenders was replaced with additional loans from both existing and new lenders. As a result, during the first quarter of 2014, the Company recorded a loss on debt extinguishment and refinancing transactions of $13.7 million, including $10.5 million related to the write-off of original issuance discount and deferred financing costs and $3.2 million of fees paid to third parties. The amended term loans were issued with an original issue discount of 0.25%, or $4.6 million, which was recorded as a reduction to long-term debt. Total debt issuance costs incurred and capitalized in connection with this amendment were $1.2 million.
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
Principal payments are required to be made on the 2017 Term Loans equal to $4.5 million per calendar year, payable in quarterly installments beginning June 2014 through June 2017. Principal payments are required to be made on the 2021 Term Loans equal to approximately $13.8 million per calendar year, payable in quarterly installments beginning June 2015 through December 2020. The final scheduled principal payments on the outstanding borrowings under the 2017 Term Loans and 2021 Term Loans are due in September 2017 and February 2021, respectively. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the senior credit facility), is no greater than 4.75x, no excess cash flow payments are required. If DBI’s leverage ratio is greater than 5.50x, the Company is required to prepay an amount equal to 50% of excess cash flow. Considering the voluntary prepayments made, principal payments of $625 thousand for the 2017 Term Loans are required in the next twelve months as of September 27, 2014, though the Company may elect to make additional voluntary prepayments. Other events and transactions, such as certain asset sales and incurrence of debt, may trigger additional mandatory prepayments.
(5) Derivative Instruments and Hedging Transactions
The Company is exposed to global market risks, including the effect of changes in interest rates, and may use derivative instruments to mitigate the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. The Company’s hedging instruments consist solely of interest rate swaps at September 27, 2014. The Company’s risk management objective and strategy with respect to the interest rate swaps is to limit the Company’s exposure to increased interest rates on its variable rate debt by reducing the potential variability in cash flow requirements relating to interest payments on a portion of its outstanding debt. The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items.
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
As a result of the February 2014 amendment to the senior credit facility, the Company amended the interest rate swap agreements to align the embedded floors with the amended term loans. As a result of the amendments to the interest rate swap agreements, the Company will be required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.22%. In exchange, the Company will receive interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a floor of 0.75%, resulting in a total interest rate of approximately 3.72% on the hedged amount when considering the applicable margin in effect at September 27, 2014. There was no change to the term and the notional amount of the term loan borrowings being hedged of $900.0 million.
As a result of the amendment to the interest rate swaps, the Company does not expect the hedging relationship to have a material amount of ineffectiveness. During the three and nine months ended September 27, 2014 and September 28, 2013, there was no ineffectiveness of the interest rate swaps, and therefore, ineffectiveness had no impact on the consolidated statements of operations. As of the date of the amendment, a cumulative unrealized gain of $5.8 million was recorded in accumulated other comprehensive income, which will be amortized on a straight-line basis to interest expense in the consolidated statements of operations through the maturity date.
The fair values of derivatives instruments consisted of the following (in thousands):

	September 27, 2014	December 28, 2013	Consolidated Balance Sheet Classification
Interest rate swaps	$8,469	10,221	Other assets
Total fair values of derivative instruments	$8,469	10,221
The tables below summarize the effects of derivative instruments on the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 27, 2014, and September 28, 2013 (in thousands):

Three months ended September 27, 2014
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings(1)	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$2,319	(1,065)	Interest expense	$3,384
Income tax effect	(916)	442	Provision for income taxes	(1,358)
Net of income taxes	$1,403	(623)		$2,026

Three months ended September 28, 2013
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$(4,328)	(845)	Interest expense	$(3,483)
Income tax effect	1,755	343	Provision for income taxes	1,412
Net of income taxes	$(2,573)	(502)		$(2,071)

Nine months ended September 27, 2014
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings(1)	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$(4,854)	(3,113)	Interest expense	$(1,741)
Income tax effect	1,977	1,268	Provision for income taxes	709
Net of income taxes	$(2,877)	(1,845)		$(1,032)

Nine months ended September 28, 2013
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$9,495	(2,537)	Interest expense	$12,032
Income tax effect	(3,847)	1,040	Provision for income taxes	(4,887)
Net of income taxes	$5,648	(1,497)		$7,145

(1)
The total net gain (loss) reclassified from accumulated other comprehensive income into interest expense in the consolidated statements of operations includes the straight-line amortization of $381 thousand and $971 thousand during the three and nine months ended September 27, 2014, respectively, of the unrealized gain that remained in accumulated other comprehensive income as of the date of the amendment.

As of September 27, 2014 and December 28, 2013, $1.1 million and $836 thousand, respectively, of interest expense related to interest rate swaps is accrued in other current liabilities in the consolidated balance sheets. During the next twelve months, the Company estimates that $4.2 million will be reclassified from accumulated other comprehensive income as an increase to interest expense based on current projections of LIBOR.

The Company is exposed to credit-related losses in the event of non-performance by the counterparties to its hedging instruments. To mitigate counterparty credit risk, the Company only enters into contracts with major financial institutions based upon their credit ratings and other factors, and continually assesses the creditworthiness of its counterparties. At September 27, 2014, all of the counterparties to the interest rate swaps had investment grade ratings. To date, all counterparties have performed in accordance with their contractual obligations.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations. As of September 27, 2014, the Company has not posted any collateral related to these agreements. The Company holds one derivative instrument with each of its derivative counterparties, each of which is settled net with the respective counterparties in accordance with the swap agreements. There is no offsetting of these financial instruments on the consolidated balance sheets. As of September 27, 2014, the termination value of derivatives is a net asset position of $7.5 million, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements.
(6) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 27, 2014	December 28, 2013
Gift card/certificate liability	$74,496	139,721
Gift card breakage liability	28,420	14,093
Accrued salary and benefits	19,088	26,713
Accrued legal liabilities (see note 11(c))	25,483	26,633
Accrued interest	9,789	9,999
Accrued professional costs	3,486	2,938
Other	17,584	28,821
Total other current liabilities	$178,346	248,918
The decrease in the gift card/certificate liability is driven primarily by the seasonality of our gift card program. Additionally, a portion of the decrease in the gift card/certificate liability and the corresponding increase in the gift card breakage liability is due to a current period change in estimated breakage rates based on historical redemption patterns related to unredeemed Dunkin’ Donuts gift cards.
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
Prior to fiscal year 2014, the segment profit measure used by the Company to assess the performance of and allocate resources to each reportable segment was based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, and other gains and losses, and did not reflect the allocation of any corporate charges. Accordingly, the primary change from the historical segment profit measure is the inclusion of depreciation expense. Beginning in fiscal year 2014, the segment profit measure was revised to the adjusted operating income measure described above to better align the segments with our consolidated performance measures and incentive targets. The segment profit amounts presented below for the three and nine months ended September 28, 2013 have been adjusted to reflect this change to the measurement of segment profit to enable comparability with the three and nine month periods ended September 27, 2014.
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

	Revenues
	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Dunkin’ Donuts U.S.	$142,951	134,254	404,620	382,560
Dunkin’ Donuts International	4,372	4,174	13,178	12,728
Baskin-Robbins U.S.	12,616	11,899	34,689	34,000
Baskin-Robbins International	28,903	32,759	92,545	93,104
Total reportable segment revenues	188,842	183,086	545,032	522,392
Other	3,798	3,231	10,464	8,271
Total revenues	$192,640	186,317	555,496	530,663
Expenses included in “Corporate” in the segment profit (loss) table below include corporate overhead costs, such as payroll and related benefit costs and professional services. The “Operating income adjustments excluded from reportable segments” amounts for the nine months ended September 28, 2013 below include the $7.5 million charge related to the third-party product volume guarantee (see note 11(a)). Segment profit (loss) by segment was as follows (in thousands):

	Segment profit (loss)
	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Dunkin’ Donuts U.S.	$106,242	97,109	297,055	271,966
Dunkin’ Donuts International	1,885	(1,059)	7,757	3,074
Baskin-Robbins U.S.	8,828	8,215	23,011	21,664
Baskin-Robbins International	12,485	16,775	33,708	45,484
Total reportable segments	129,440	121,040	361,531	342,188
Corporate	(29,994)	(31,707)	(92,296)	(91,001)
Interest expense, net	(16,617)	(19,700)	(51,243)	(60,213)
Amortization of other intangible assets	(6,333)	(6,938)	(19,122)	(20,085)
Long-lived asset impairment charges	(633)	(92)	(1,279)	(447)
Loss on debt extinguishment and refinancing transactions	—	—	(13,735)	(5,018)
Other gains (losses), net	(584)	12	(670)	(1,191)
Operating income adjustments excluded from reportable segments	—	(66)	300	(8,154)
Income before income taxes	$75,279	62,549	183,486	156,079

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

	Net income (loss) of equity method investments
	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Dunkin’ Donuts International	$331	(431)	1,307	(177)
Baskin-Robbins International	4,895	7,467	10,372	14,131
Total reportable segments	5,226	7,036	11,679	13,954
Other	140	292	835	1,243
Total net income of equity method investments	$5,366	7,328	12,514	15,197
(8) Stockholders’ Equity and Redeemable Noncontrolling Interests
The changes in total stockholders' equity and redeemable noncontrolling interests were as follows (in thousands):

	Total stockholders’ equity	Redeemable noncontrolling interests
Balance at December 28, 2013	$407,358	4,930
Net income (loss)	123,844	(621)
Other comprehensive loss	(2,137)	—
Dividends paid on common stock	(72,756)	—
Exercise of stock options	4,847	—
Repurchases of common stock	(130,171)	—
Share-based compensation expense	8,070	—
Excess tax benefits from share-based compensation	8,938	—
Contributions from noncontrolling interests	—	2,855
Other, net	(613)	—
Balance at September 27, 2014	$347,380	7,164
(a) Redeemable Noncontrolling Interests
As of September 27, 2014, the consolidated balance sheets included $3.5 million of cash and cash equivalents and $10.7 million of property and equipment, net, for the partnership entity with the noncontrolling owners, which may be used only to settle obligations of the partnership.
(b) Treasury Stock
During the nine months ended September 27, 2014, the Company repurchased a total of 2,911,205 shares of common stock at a weighted average cost per share of $44.71 from existing stockholders. The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $130.2 million during the nine months ended September 27, 2014, based on the fair market value of the shares on the date of repurchase and direct costs incurred. In May 2014, the Company retired 1,002,905 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $47.2 million and $10.8 million, respectively, and an increase in accumulated deficit of $36.4 million.
(c) Equity Incentive Plans
During the nine months ended September 27, 2014, the Company granted options to purchase 1,406,308 shares of common stock and 27,096 restricted stock awards (“RSAs”) to certain employees, and 74,299 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options generally vest in equal annual amounts over an approximately four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $51.67 per share and have a weighted average grant-date fair value of $10.65 per share. The RSUs granted to employees and members of our board of directors vest over a three-year period and a one-year period, respectively, subsequent to the grant date. The RSUs have a weighted average grant-date fair value of $47.72 per share. The RSAs vest in full on July 31, 2016, and have a grant-date fair value of $51.67 per share.
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
Total compensation expense related to all share-based awards was $3.1 million and $2.1 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $8.1 million and $5.8 million for the nine months ended September 27, 2014 and September 28, 2013, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(d) Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains (losses) on interest rate swaps	Unrealized gain (loss) on pension plan	Other	Accumulated other comprehensive income (loss)
Balance at December 28, 2013	$5	6,085	(3,098)	(1,653)	1,339
Other comprehensive income (loss)	(1,552)	(1,032)	53	394	(2,137)
Balance at September 27, 2014	$(1,547)	5,053	(3,045)	(1,259)	(798)
(e) Dividends
The Company paid quarterly dividends of $0.23 per share of common stock on March 19, 2014, June 4, 2014, and September 3, 2014 totaling approximately $24.5 million, $24.2 million, and $24.0 million, respectively. On October 23, 2014, we announced that our board of directors approved the next quarterly dividend of $0.23 per share of common stock payable December 3, 2014 to shareholders of record at the close of business on November 24, 2014.
(9) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income attributable to Dunkin’ Brands—basic and diluted	$54,697	40,221	123,844	104,831
Weighted average number of common shares:
Common—basic	104,742,212	106,531,827	105,719,491	106,421,114
Common—diluted	105,969,110	108,164,925	107,045,211	108,178,632
Earnings per common share:
Common—basic	$0.52	0.38	1.17	0.99
Common—diluted	0.52	0.37	1.16	0.97
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,226,898 and 1,633,098 equity awards for the three months ended September 27, 2014 and September 28, 2013, respectively, and includes the dilutive effect of 1,325,720 and 1,757,518 equity awards for the nine months ended September 27, 2014 and September 28, 2013, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all performance-based equity awards outstanding for which the performance criteria were not yet met as of the fiscal period end. As of September 27, 2014, there were 150,000 restricted shares that were performance-based and for which the performance criteria were not yet met. As of September 28, 2013, there were no equity awards that were performance-based and for which the performance criteria was not yet met. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 1,377,831 and 1,181,338 equity awards for the three months ended September 27, 2014 and September 28, 2013, respectively, and 1,439,725 and 1,441,640 equity awards for the nine months ended September 27, 2014 and September 28, 2013, respectively, as they would be antidilutive.
(10) Income Taxes
Income tax expense and the effective tax rate were $20.9 million and 27.7%, respectively, for the three months ended September 27, 2014, and $22.5 million and 36.0%, respectively, for the three months ended September 28, 2013. Income tax expense and the effective tax rate were $60.3 million and 32.8%, respectively, for the nine months ended September 27, 2014, and $51.7 million and 33.1%, respectively, for the nine months ended September 28, 2013.
The effective rate may fluctuate from quarter to quarter for various reasons, including discrete items, such as the settlement, effective settlement, or resolution of specific federal and state tax issues. During the three and nine months ended September 27, 2014, the Company recorded a net tax benefit of $6.7 million primarily related to the reversal of reserves for uncertain tax positions that were effectively settled during the period. During the three months ended September 28, 2013, the Company recorded a net tax benefit of $1.1 million primarily related to closing costs of our Canadian ice cream manufacturing plant. During the nine months ended September 28, 2013, the Company recorded a net tax benefit totaling $6.2 million primarily related to the reversal of reserves of $8.4 million for uncertain tax positions for which settlement with the taxing authorities was reached, as well as the benefit related to closing costs of our Canadian ice cream manufacturing plant, offset by tax expense of $2.9 million primarily due to an increase in our overall state tax rate resulting from a shift in estimated apportionment of income within state jurisdictions.
(11) Commitments and Contingencies
(a) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $2.6 million and $3.0 million at September 27, 2014 and December 28, 2013, respectively. At September 27, 2014 and December 28, 2013, there were no amounts under such guarantees that were due.
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
The Company entered into a third-party guarantee with a distribution facility that guarantees franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of September 27, 2014 and December 28, 2013, the Company was contingently liable for $4.7 million and $5.7 million, respectively, under this guarantee. Additionally, the Company has various supply chain contracts that generally provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. As of September 27, 2014 and December 28, 2013, the Company was contingently liable under such supply chain agreements for approximately $44.5 million and $52.6 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we have not recorded any liabilities related to these commitments as of September 27, 2014.
Lease Guarantees
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of September 27, 2014 and December 28, 2013, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $6.7 million and $6.4 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(b) Letters of Credit
At September 27, 2014 and December 28, 2013, the Company had standby letters of credit outstanding for a total of $2.5 million and $3.0 million, respectively. There were no amounts drawn down on these letters of credit.
(c) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. As of September 27, 2014 and December 28, 2013, the Company has recorded an estimated liability of $24.7 million and $25.1 million, respectively, which includes interest that continues to accrue on the judgment amount and the impact of foreign exchange. The Company strongly disagrees with the decision and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At September 27, 2014 and December 28, 2013, contingent liabilities, excluding the Bertico litigation, totaling $765 thousand and $1.5 million, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with all matters could increase by up to an additional $12.0 million based on the outcome of ongoing litigation or negotiations.
(12) Related-Party Transactions
(a) Advertising Funds
At September 27, 2014 and December 28, 2013, the Company had a net payable of $10.5 million and $17.6 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $1.9 million and $5.7 million for the three and nine months ended September 27, 2014, respectively, and $1.5 million and $4.3 million for the three and nine months ended September 28, 2013, respectively, and are reflected in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $1.6 million and $1.7 million during the three and nine months ended September 27, 2014, respectively, and $62 thousand and $1.2 million during the three and nine months ended September 28, 2013, respectively. Additionally, the Company made net contributions to the advertising funds based on retail sales as owner and operator of company-owned restaurants of $199 thousand and $650 thousand during the three and nine months ended September 27, 2014, respectively, and $256 thousand and $749 thousand during the three and nine months ended September 28, 2013, respectively, which are included in company-owned restaurant expenses in the consolidated statements of operations. The Company also funded initiatives that benefit the gift card program of $644 thousand and $3.6 million during the three and nine months ended September 27, 2014, respectively, and $357 thousand and $3.6 million during the three and nine months ended September 28, 2013, respectively, which were recorded as reductions to the gift card breakage liability included within other current liabilities in the consolidated balance sheets.

(b) Equity Method Investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
B-R 31 Ice Cream Co., Ltd.	$522	838	1,366	1,842
BR Korea Co., Ltd.	1,280	1,036	3,505	3,065
Coffee Alliance, S.L. (“Coffee Alliance”)	22	—	39	130
	$1,824	1,874	4,910	5,037
At September 27, 2014 and December 28, 2013, the Company had $1.4 million of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its joint ventures totaling approximately $674 thousand and $1.9 million during the three and nine months ended September 27, 2014, respectively, and $929 thousand and $3.0 million during the three and nine months ended September 28, 2013, respectively, primarily for the purchase of ice cream products and incentive payments.
During the three and nine months ended September 28, 2013, the Company made additional loans of $496 thousand and $2.1 million, respectively, to our Spain joint venture, Coffee Alliance. During the three months ended September 28, 2013, the Company fully reserved all outstanding notes and accounts receivable totaling $2.8 million, and fully impaired its equity investment in Coffee Alliance of $873 thousand. The reserves on accounts and notes receivable are included in general and administrative expenses, net, and the impairment of the equity investment is included in net income of equity method investments in the consolidated statements of operations. As of September 27, 2014 and December 28, 2013, the Company had $2.5 million and $2.7 million, respectively, of notes receivable from Coffee Alliance, which were fully reserved as of the respective dates.
The Company recognized sales of ice cream products of $1.0 million and $4.1 million during the three and nine months ended September 27, 2014, respectively, and $749 thousand and $3.3 million during the three and nine months ended September 28, 2013, respectively, in the consolidated statements of operations from the sale of ice cream products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”), of which the Company owns a 20 percent equity interest. As of September 27, 2014 and December 28, 2013, the Company had $2.4 million and $733 thousand, respectively, of net receivables from the Australia JV, consisting of accounts receivable and notes and other receivables, net of other current liabilities.

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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 18,600 points of distribution in 56 countries, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of September 27, 2014, Dunkin’ Donuts had 11,123 global points of distribution with restaurants in 41 U.S. states and the District of Columbia and in 33 foreign countries. Baskin-Robbins had 7,479 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 47 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 31 company-owned points of distribution as of September 27, 2014, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than many other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the nine months ended September 27, 2014, franchisee contributions to the U.S. advertising funds were $281.3 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 27, 2014 and September 28, 2013 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 27, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2014.
Selected Operating and Financial Highlights

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,840.5	1,719.5	5,268.6	4,950.0
Dunkin’ Donuts International	172.8	165.8	518.2	504.6
Baskin-Robbins U.S.	161.0	152.2	439.9	421.7
Baskin-Robbins International	401.9	399.2	1,061.4	1,044.4
Total franchisee-reported sales(a)	$2,576.3	2,436.7	7,288.2	6,920.7
Systemwide sales growth	5.7%	5.8%	5.3%	5.5%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	2.0%	4.2%	1.7%	3.3%
Dunkin’ Donuts International	(2.9)%	(1.4)%	(2.8)%	(0.6)%
Baskin-Robbins U.S.	5.8%	3.2%	3.7%	0.6%
Baskin-Robbins International	(1.5)%	0.7%	(0.8)%	2.3%
Financial data (in thousands):
Total revenues	$192,640	186,317	555,496	530,663
Operating income	92,480	82,237	249,134	222,501
Adjusted operating income	99,446	89,333	269,235	251,187
Net income attributable to Dunkin’ Brands	54,697	40,221	123,844	104,831
Adjusted net income	52,160	44,479	137,943	119,505
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

Overall growth in systemwide sales of 5.7% and 5.3% for the three and nine months ended September 27, 2014, respectively, over the same periods in the prior year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 7.0% and 6.4% for the three and nine months ended September 27, 2014, respectively, as a result of 413 net new restaurants opened since September 28, 2013 and comparable store sales growth of 2.0% and 1.7%, respectively. The increase in comparable store sales for the three-month period was driven by higher traffic and increased average ticket resulting primarily from increases in product pricing. The increase for the nine-month period was due primarily to higher traffic and increased average ticket resulting from an increase in units per transaction and increases in product pricing.

•
Dunkin’ Donuts International systemwide sales growth of 4.3% and 2.7% for the three and nine months ended September 27, 2014, respectively, driven primarily by sales growth in Germany, Spain, Philippines, and the Middle East due to net new units and comparable store sales growth, offset by a decline in South Korea. The decline in South Korea was partially offset by favorable foreign exchange. Dunkin’ Donuts International comparable store sales declined 2.9% and 2.8% for the three and nine months ended September 27, 2014, respectively, driven primarily by a decline in South Korea, offset by growth in southeast Asia and the Middle East.

•
Baskin-Robbins U.S. systemwide sales growth of 5.9% and 4.4% for the three and nine months ended September 27, 2014, respectively, resulting primarily from comparable store sales growth of 5.8% and 3.7%, respectively, driven by increased sales of cups and cones, cakes, and beverages.

•
Baskin-Robbins International systemwide sales growth of 0.7% and 1.6% for the three and nine months ended September 27, 2014, respectively, driven by favorable foreign exchange and an increase in sales in South Korea, offset by unfavorable foreign exchange and a decrease in sales in Japan. Baskin-Robbins International comparable store sales declined 1.5% and 0.8% for the three and nine months ended September 27, 2014, respectively, driven by a decline in Japan, offset by growth in South Korea and the Middle East.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and nine months ended September 27, 2014 and September 28, 2013 were as follows:

	September 27, 2014	September 28, 2013
Points of distribution, at period end(a):
Dunkin’ Donuts U.S.	7,941	7,528
Dunkin’ Donuts International	3,182	3,137
Baskin-Robbins U.S.	2,486	2,471
Baskin-Robbins International	4,993	4,713
Consolidated global points of distribution	18,602	17,849
(a)  Prior year points of distribution have been adjusted to reflect the results of an internal point of distribution count audit.

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net openings during the period:
Dunkin’ Donuts U.S.	120	81	264	222
Dunkin’ Donuts International	10	67	1	94
Baskin-Robbins U.S.	6	1	19	8
Baskin-Robbins International	61	73	160	157
Consolidated global net openings	197	222	444	481
Total revenues increased $6.3 million, or 3.4%, for the three months ended September 27, 2014 driven primarily by an increase in franchise fees and royalty income of $9.3 million, offset by a decline in sales of ice cream products of $3.1 million. Total revenues increased $24.8 million, or 4.7%, for the nine months ended September 27, 2014 resulting primarily from increased franchise fees and royalty income of $21.7 million and other revenues of $3.1 million.
Operating income for the three and nine months ended September 27, 2014 increased $10.2 million, or 12.5%, and $26.6 million, or 12.0%, respectively, from the prior year periods primarily as a result of increases in franchise fees and royalty income, as well as $3.7 million in write-downs related to our investments in the Spain joint venture recorded in the prior year periods, offset by decreases in net income of equity method investments. Also contributing to the growth in operating income for the nine-month period were gains recognized in connection with the sale of real estate and a gain recognized in connection with the sale of all company-owned restaurants in the Atlanta market, offset by a reduction in breakage income on gift cards. Additionally, the nine month prior year period included a $7.5 million charge related to a third-party product volume guarantee and a $6.5 million gain related to the sale of 80% of our Baskin-Robbins Australia business.
Adjusted operating income increased $10.1 million, or 11.3%, and $18.0 million, or 7.2%, for the three and nine months ended September 27, 2014, respectively, primarily as a result of increases in franchise fees and royalty income, as well as write-downs related to the Spain joint venture recorded in the prior year periods, offset by decreases in net income of equity method investments. Also contributing to the growth in adjusted operating income for the nine-month period were gains recognized in connection with the sale of real estate and a gain recognized in connection with the sale of all company-owned restaurants in the Atlanta market, offset by the gain from sale of the Baskin-Robbins Australia business recognized in the prior year period and a reduction in breakage income on gift cards.
Net income attributable to Dunkin' Brands increased $14.5 million for the three months ended September 27, 2014 primarily as a result of a $10.2 million increase in operating income and decreases in interest expense and tax expense of $3.1 million and

$1.7 million, respectively. Net income attributable to Dunkin' Brands increased $19.0 million for the nine months ended September 27, 2014 primarily as a result of a $26.6 million increase in operating income and a $9.1 million decrease in interest expense, offset by an $8.6 million increase in tax expense and a loss on debt extinguishment and refinancing transactions of $13.7 million compared to a $5.0 million loss in the prior year period.
Adjusted net income increased $7.7 million and $18.4 million for the three and nine months ended September 27, 2014, respectively, primarily as a result of the increases in adjusted operating income of $10.1 million and $18.0 million, respectively, and decreases in interest expense, offset by increases in income tax expense.
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
Adjusted operating income and adjusted net income are reconciled from operating income and net income determined under GAAP as follows:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands)
Operating income	$92,480	82,237	249,134	222,501
Adjustments:
Amortization of other intangible assets	6,333	6,938	19,122	20,085
Long-lived asset impairment charges	633	92	1,279	447
Third-party product volume guarantee	—	—	(300)	7,500
Peterborough plant closure costs(a)	—	66	—	654
Adjusted operating income	$99,446	89,333	269,235	251,187
Net income attributable to Dunkin’ Brands	$54,697	40,221	123,844	104,831
Adjustments:
Amortization of other intangible assets	6,333	6,938	19,122	20,085
Long-lived asset impairment charges	633	92	1,279	447
Third-party product volume guarantee	—	—	(300)	7,500
Peterborough plant closure costs(a)	—	66	—	654
Loss on debt extinguishment and refinancing transactions	—	—	13,735	5,018
Tax impact of adjustments(b)	(2,786)	(2,838)	(13,534)	(13,481)
Income tax audit settlements(c)	(6,717)	—	(6,717)	(8,417)
State tax apportionment(d)	—	—	514	2,868
Adjusted net income	$52,160	44,479	137,943	119,505

(a)
For the three and nine months ended September 28, 2013, the adjustments represent transition-related general and administrative costs incurred related to the closure of the Baskin-Robbins ice cream manufacturing plant in Peterborough, Canada, such as information technology integration, project management, and transportation costs.

(b)	Tax impact of adjustments calculated at a 40% effective tax rate.

(c)	Represents income tax benefits resulting from the resolution of historical tax positions settled or effectively settled during the period.

(d)	Primarily represents deferred tax expense recognized due to an increase in our overall state tax rate resulting from a shift in estimated apportionment of income within state jurisdictions.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Earnings per share:
Common—basic	$0.52	0.38	1.17	0.99
Common—diluted	0.52	0.37	1.16	0.97
Diluted adjusted earnings per share	0.49	0.41	1.29	1.10
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(In thousands, except share and per share data)
Adjusted net income	$52,160	44,479	137,943	119,505
Weighted average number of common shares—diluted	105,969,110	108,164,925	107,045,211	108,178,632
Diluted adjusted earnings per share	$0.49	0.41	1.29	1.10

Results of operations
Consolidated results of operations

	Three months ended				Nine months ended
	September 27, 2014	September 28, 2013	Increase (Decrease)		September 27, 2014	September 28, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$126,759	117,486	9,273	7.9%	$355,738	334,045	21,693	6.5%
Rental income	25,570	25,437	133	0.5%	73,650	72,924	726	1.0%
Sales of ice cream products	27,357	30,429	(3,072)	(10.1)%	88,072	86,818	1,254	1.4%
Sales at company-owned restaurants	5,267	6,250	(983)	(15.7)%	16,319	18,261	(1,942)	(10.6)%
Other revenues	7,687	6,715	972	14.5%	21,717	18,615	3,102	16.7%
Total revenues	$192,640	186,317	6,323	3.4%	$555,496	530,663	24,833	4.7%
Total revenues for the three months ended September 27, 2014 increased $6.3 million, or 3.4%, driven by an increase in franchise fees and royalty income of $9.3 million, primarily as a result of Dunkin’ Donuts U.S. systemwide sales growth and additional franchise fees resulting from incremental gross development and the timing of franchise renewals, as well as an increase in other revenues of $1.0 million driven primarily by gains from refranchising transactions. These increases for the three-month period were offset by a decline in sales of ice cream products of $3.1 million, or 10.1%, due primarily to a decline in sales to the Middle East, which was partially driven by a reduction in the inventory level held by the licensee, as well as Asia. Additionally, sales at company-owned restaurants declined $1.0 million as a result of a net decrease in the number of company-owned restaurants, primarily in the Atlanta market.

Total revenues for the nine months ended September 27, 2014 increased $24.8 million, or 4.7%, driven by an increase in franchise fees and royalty income of $21.7 million, primarily as a result of Dunkin’ Donuts U.S. systemwide sales growth and additional franchise fees resulting from incremental gross development and the timing of franchise renewals, as well as an increase in other revenues of $3.1 million driven primarily by gains from refranchising transactions. Also contributing to the increase in revenues for the nine-month period was an increase in sales of ice cream products of $1.3 million, or 1.4%, driven by an increase in sales to the Middle East and the United Kingdom, offset by a decline in sales to our Australian joint venture, due primarily to significant sales of ice cream products in the prior year period in conjunction with the sale of 80% of our Baskin-Robbins Australia business. These increases for the nine-month period were offset by a decline in sales at company-owned restaurants of $1.9 million as a result of a net decrease in the number of company-owned restaurants, primarily in the Atlanta market.

	Three months ended				Nine months ended
	September 27, 2014	September 28, 2013	Increase (Decrease)		September 27, 2014	September 28, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$13,258	13,445	(187)	(1.4)%	$39,830	39,041	789	2.0%
Cost of ice cream products	19,530	20,899	(1,369)	(6.6)%	62,273	61,187	1,086	1.8%
Company-owned restaurant expenses	5,505	6,222	(717)	(11.5)%	16,772	17,817	(1,045)	(5.9)%
General and administrative expenses, net	56,311	58,454	(2,143)	(3.7)%	172,406	177,009	(4,603)	(2.6)%
Depreciation and amortization	11,293	12,529	(1,236)	(9.9)%	33,925	37,046	(3,121)	(8.4)%
Long-lived asset impairment charges	633	92	541	588.0%	1,279	447	832	186.1%
Total operating costs and expenses	$106,530	111,641	(5,111)	(4.6)%	$326,485	332,547	(6,062)	(1.8)%
Net income of equity method investments	5,366	7,328	(1,962)	(26.8)%	12,514	15,197	(2,683)	(17.7)%
Other operating income, net	1,004	233	771	330.9%	7,609	9,188	(1,579)	(17.2)%
Operating income	$92,480	82,237	10,243	12.5%	$249,134	222,501	26,633	12.0%
Occupancy expenses for franchised restaurants for the three months ended September 27, 2014 decreased from the prior year period due primarily to the reversal of lease reserves as a result of lease terminations. The increase for the nine-month period was driven primarily by an increase in sales-based rental expense and an increase in average rent per lease.
Net margin on ice cream products for the three months ended September 27, 2014 decreased from the prior year period to approximately $7.8 million due primarily to a decline in sales volume. Net margin on ice cream products of $25.8 million for the nine months ended September 27, 2014 remained consistent with the prior year period. Net margin for the nine-month period was favorably impacted by Australia inventory write-offs recorded in the prior year period as well as an increase in sales volume, offset by an increase in commodity costs.
Company-owned restaurant expenses for the three and nine months ended September 27, 2014 decreased $0.7 million and $1.0 million, respectively, primarily as a result of a net decrease in the number of company-owned restaurants operating during the respective periods, primarily in the Atlanta market.
General and administrative expenses for the three months ended September 27, 2014 decreased $2.1 million from the prior year period due primarily to $2.8 million of reserves on accounts and notes receivable from our Spain joint venture recorded in the prior year period, partially offset by additional reserves for other notes receivable recorded in the current year period. General and administrative expenses were also impacted by an increase in gift card program costs, offset by additional breakage income recognized on Dunkin’ Donuts gift cards.
General and administrative expenses for the nine months ended September 27, 2014 decreased $4.6 million from the prior year period due primarily to a $7.5 million charge recorded in the prior year period related to a third-party product volume guarantee, offset by a decrease of $3.1 million in breakage income recognized on Dunkin’ Donuts gift cards. The balance of the fluctuation in general and administrative expenses is due primarily to an increase in personnel costs, offset by settlement of litigation and a reduction in travel costs.
As a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012, the Company expects to incur additional costs of approximately $3 million to $4 million primarily related to the settlement of our Canadian pension plan upon final settlement of the plan, which will likely occur in early 2015.
Depreciation and amortization for the three and nine months ended September 27, 2014 decreased $1.2 million and $3.1 million, respectively, from the prior year driven by assets becoming fully depreciated and assets being written-off upon disposal, as well as a reduction of depreciation on leasehold improvements at the Company's corporate headquarters due to the extension of the related lease term.
Long-lived asset impairment charges for the three and nine months ended September 27, 2014 increased $0.5 million and $0.8 million, respectively, driven by the impairment of corporate assets and the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three and nine months ended September 27, 2014 decreased $2.0 million and $2.7 million, respectively, from each of the prior year periods driven by a decrease in income from our Japan and Korea joint ventures, offset by a $0.9 million impairment of our investment in, as well as losses incurred by, the Dunkin’ Donuts Spain joint venture in the prior year periods.
Other operating income, net includes gains recognized in connection with the sale of real estate and fluctuates based on the timing of such transactions. Additionally, other operating income of $7.6 million for the nine months ended September 27, 2014 includes a gain recognized in connection with the sale of the company-owned restaurants in the Atlanta market. Other operating income of $9.2 million for the nine months ended September 28, 2013 includes gains recognized on the sale of 80% of our Baskin-Robbins Australia business, as well as income recognized upon receipt of insurance proceeds related to Hurricane Sandy.

	Three months ended				Nine months ended
	September 27, 2014	September 28, 2013	Increase (Decrease)		September 27, 2014	September 28, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$16,617	19,700	(3,083)	(15.6)%	$51,243	60,213	(8,970)	(14.9)%
Loss on debt extinguishment and refinancing transactions	—	—	—	n/m	13,735	5,018	8,717	173.7%
Other losses (gains), net	584	(12)	596	n/m	670	1,191	(521)	(43.7)%
Total other expense	$17,201	19,688	(2,487)	(12.6)%	$65,648	66,422	(774)	(1.2)%
The decrease in net interest expense for the three months ended September 27, 2014 resulted primarily from the refinancing transaction that occurred in February 2014, which resulted in a decrease in the weighted average interest rate on the term loans compared to the prior year period and a decrease in amortization of capitalized debt issuance costs and original issue discount. Additionally, net interest expense for the nine months ended September 27, 2014 was favorably impacted by a decrease in the weighted average interest rate and a decrease in amortization as a result of the refinancing transaction that occurred in February 2013. Considering the February 2014 refinancing, we expect interest expense to be approximately $70 million in fiscal year 2014.
The loss on debt extinguishment and refinancing transactions for the nine months ended September 27, 2014 of $13.7 million resulted from the February 2014 refinancing transaction. The loss on debt extinguishment and refinancing transactions for the nine months ended September 28, 2013 of $5.0 million resulted from the February 2013 refinancing transaction.
The fluctuation in other losses (gains), net, for the three and nine months ended September 27, 2014 resulted primarily from foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against the Australian dollar.

	Three months ended		Nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	($ in thousands, except percentages)
Income before income taxes	$75,279	62,549	183,486	156,079
Provision for income taxes	20,855	22,505	60,263	51,664
Effective tax rate	27.7%	36.0%	32.8%	33.1%
The decrease in the effective tax rate for the three months ended September 27, 2014 was due to the recognition of a net tax benefit of $6.7 million primarily related to the reversal of reserves for uncertain tax positions that were effectively settled during the period. Additionally, during the three months ended September 28, 2013, the Company recorded a net tax benefit of $1.1 million primarily related to closing costs of our Canadian ice cream manufacturing plant.
The slight decrease in the effective tax rate for the nine months ended September 27, 2014 was due to the recognition of a net tax benefit of $6.7 million primarily related to the reversal of reserves for uncertain tax positions that were effectively settled during the period. During the nine months ended September 28, 2013, the Company recognized net tax benefits totaling $6.2 million related primarily to the reversal of reserves of $8.4 million for uncertain tax positions for which settlement with the taxing authorities was reached, as well as the benefit related to closing costs of our Canadian ice cream manufacturing plant, offset by tax expense of $2.9 million primarily due to an increase in our overall state tax rate resulting from a shift in estimated apportionment of income within state jurisdictions.
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
Prior to fiscal year 2014, the segment profit measure used by the Company to assess the performance of and allocate resources to each reportable segment was based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, and other gains and losses, and did not reflect the allocation of any corporate charges. Accordingly, the primary change from the historical segment profit measure is the inclusion of depreciation expense. Beginning in fiscal year 2014, the segment profit measure was revised to the adjusted operating income measure described above to better align the segments with our consolidated performance measures and incentive targets. The segment profit amounts presented below for the three and nine months ended September 28, 2013 have been adjusted to reflect this change to the measurement of segment profit to enable comparability with the three and nine months ended September 27, 2014.
For reconciliations to total revenues and income before income taxes, see note 7 to the unaudited consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through arrangements with third parties in which our brand names are used and revenue generated from online training programs for franchisees that are not allocated to a specific segment.

Dunkin’ Donuts U.S.

	Three months ended				Nine months ended
	September 27, 2014	September 28, 2013	Increase (Decrease)		September 27, 2014	September 28, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$99,758	92,838	6,920	7.5%	$285,645	266,874	18,771	7.0%
Franchise fees	11,704	9,592	2,112	22.0%	27,134	24,658	2,476	10.0%
Rental income	24,610	24,455	155	0.6%	70,667	69,806	861	1.2%
Sales at company-owned restaurants	5,267	6,250	(983)	(15.7)%	16,319	18,261	(1,942)	(10.6)%
Other revenues	1,612	1,119	493	44.1%	4,855	2,961	1,894	64.0%
Total revenues	$142,951	134,254	8,697	6.5%	$404,620	382,560	22,060	5.8%
Segment profit	$106,242	97,109	9,133	9.4%	$297,055	271,966	25,089	9.2%
The increase in Dunkin’ Donuts U.S. revenues for the three months ended September 27, 2014 was driven primarily by an increase in royalty income of $6.9 million as a result of an increase in systemwide sales, and an increase in franchise fees of $2.1 million due primarily to timing of franchise renewals and an increase in development year-over-year. The increases were offset by a decline in sales at company-owned restaurants of $1.0 million due to a net decrease in the number of company-owned restaurants operating during the period, primarily in the Atlanta market.
The increase in Dunkin’ Donuts U.S. revenues for the nine months ended September 27, 2014 was driven primarily by an increase in royalty income of $18.8 million as a result of an increase in systemwide sales, and an increase in franchise fees of $2.5 million due primarily to timing of franchise renewals as well as an increase in development year-over-year. An increase in other revenues of $1.9 million driven by gains from refranchising transactions also contributed to the increase in Dunkin' Donuts U.S. revenues. The increases were offset by a decline in sales at company-owned restaurants of $1.9 million due to a net decrease in the number of company-owned restaurants operating during the period, primarily in the Atlanta market.
The increase in Dunkin’ Donuts U.S. segment profit for the three and nine months ended September 27, 2014 of $9.1 million and $25.1 million, respectively, was driven primarily by increases in royalty income and franchise fees. The increase in segment profit for the nine-month period was also driven by income recognized in connection with the sale of the company-owned restaurants in Atlanta and other real estate. The increases in segment profit were partially offset by increases in personnel costs.
Dunkin’ Donuts International

	Three months ended				Nine months ended
	September 27, 2014	September 28, 2013	Increase (Decrease)		September 27, 2014	September 28, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$3,685	3,342	343	10.3%	$11,239	10,370	869	8.4%
Franchise fees	683	770	(87)	(11.3)%	1,877	1,817	60	3.3%
Rental income	18	37	(19)	(51.4)%	102	96	6	6.3%
Other revenues	(14)	25	(39)	n/m	(40)	445	(485)	n/m
Total revenues	$4,372	4,174	198	4.7%	$13,178	12,728	450	3.5%
Segment profit (loss)	$1,885	(1,059)	2,944	n/m	$7,757	3,074	4,683	152.3%
Dunkin’ Donuts International revenues for the three and nine months ended September 27, 2014 increased by $0.2 million and $0.5 million, respectively, due primarily to increases in royalty income of $0.3 million and $0.9 million, respectively, due to increases in systemwide sales. The increase in revenues for the nine-month period was offset by a decline in other revenues of $0.5 million driven by a decrease in transfer fees.
Segment profit for Dunkin' Donuts International increased $2.9 million for the three months ended September 27, 2014, primarily due to $3.7 million in write-downs related to our investments in the Dunkin’ Donuts Spain joint venture recorded in the prior year period, as well as revenue growth, offset by additional investments in marketing.

Segment profit for Dunkin' Donuts International increased $4.7 million for the nine months ended September 27, 2014, primarily due to $3.7 million in write-downs related to our investments in the Dunkin’ Donuts Spain joint venture recorded in the prior year period, as well as revenue growth. Also contributing to the increase in segment profit was a partial recovery of a previously-reserved note receivable related to our Spain joint venture, as well as losses incurred from our Spain joint venture in the prior year period.
Baskin-Robbins U.S.

	Three months ended				Nine months ended
	September 27, 2014	September 28, 2013	Increase (Decrease)		September 27, 2014	September 28, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$7,991	7,595	396	5.2%	$21,925	21,151	774	3.7%
Franchise fees	360	305	55	18.0%	757	777	(20)	(2.6)%
Rental income	795	802	(7)	(0.9)%	2,435	2,554	(119)	(4.7)%
Sales of ice cream products	1,177	986	191	19.4%	3,217	3,034	183	6.0%
Other revenues	2,293	2,211	82	3.7%	6,355	6,484	(129)	(2.0)%
Total revenues	$12,616	11,899	717	6.0%	$34,689	34,000	689	2.0%
Segment profit	$8,828	8,215	613	7.5%	$23,011	21,664	1,347	6.2%
Revenues for Baskin-Robbins U.S. for each of the three and nine months ended September 27, 2014 increased $0.7 million due primarily to increases in royalty income driven by an increase in systemwide sales and sales of ice cream products. The increase for the nine-month period was offset by declines in other revenues and rental income.
Baskin-Robbins U.S. segment profit increased $0.6 million and $1.3 million for the three and nine months ended September 27, 2014, respectively, due primarily to the increases in royalty income and a reduction in expenses driven by reduced personnel costs.
Baskin-Robbins International

	Three months ended				Nine months ended
	September 27, 2014	September 28, 2013	Increase (Decrease)		September 27, 2014	September 28, 2013	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,180	2,552	(372)	(14.6)%	$6,136	7,408	(1,272)	(17.2)%
Franchise fees	398	492	(94)	(19.1)%	1,025	990	35	3.5%
Rental income	126	124	2	1.6%	383	412	(29)	(7.0)%
Sales of ice cream products	26,166	29,439	(3,273)	(11.1)%	84,746	83,780	966	1.2%
Other revenues	33	152	(119)	(78.3)%	255	514	(259)	(50.4)%
Total revenues	$28,903	32,759	(3,856)	(11.8)%	$92,545	93,104	(559)	(0.6)%
Segment profit	$12,485	16,775	(4,290)	(25.6)%	$33,708	45,484	(11,776)	(25.9)%
Baskin-Robbins International revenues decreased $3.9 million for the three months ended September 27, 2014 driven by a decline in sales of ice cream products of $3.3 million due primarily to a decline in sales to the Middle East, which was partially driven by a reduction in the inventory level held by the licensee, as well as Asia. Also contributing to the decrease in revenues was a decline in royalty income.
Baskin-Robbins International revenues decreased $0.6 million for the nine months ended September 27, 2014 driven by a decline in royalty income, offset by an increase in sales of ice cream products. The increase in sales of ice cream products was driven by an increase in sales to the Middle East and the United Kingdom, offset by a decline in sales to our Australian joint venture, due primarily to significant sales of ice cream products in the prior year period in conjunction with the sale of 80% of our Baskin-Robbins Australia business.
Baskin-Robbins International segment profit decreased $4.3 million for the three months ended September 27, 2014 due primarily to a decrease in net margin on ice cream driven by the decline in sales of ice cream products, as well as a decrease in income from our Japan and South Korea joint ventures.

Baskin-Robbins International segment profit decreased $11.8 million for the nine months ended September 27, 2014 due primarily to a $6.5 million gain recognized on the sale of the Baskin-Robbins Australia business in the prior year period and the decrease in royalty income in the current year period. Additionally contributing to the decline in segment profit was a decrease in income from our Japan joint venture, as well as additional bad debt reserves and incremental personnel costs, offset by an increase in ice cream margin. The ice cream margin for the nine-month period as compared to the prior year period was favorably impacted by Australia inventory write-offs recorded in the prior year period, as well as an increase in sales volume, offset by an increase in commodity costs.
Liquidity and Capital Resources
As of September 27, 2014, we held $155.7 million of cash and cash equivalents, which included $89.6 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liability (see note 6 to the unaudited consolidated financial statements included herein). In addition, as of September 27, 2014, we had a borrowing capacity of $97.5 million under our $100.0 million revolving credit facility. During the nine months ended September 27, 2014, net cash provided by operating activities was $115.9 million, as compared to net cash provided by operating activities of $65.3 million for the nine months ended September 28, 2013. Net cash provided by operating activities for the nine months ended September 27, 2014 and September 28, 2013 includes decreases of $37.8 million and $34.3 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $148.0 million and $86.7 million of free cash flow during the nine months ended September 27, 2014 and September 28, 2013, respectively.
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
Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Nine months ended
	September 27, 2014	September 28, 2013
Net cash provided by operating activities	$115,851	65,315
Plus: Decrease in cash held for advertising funds and reserved for gift card/certificate programs	37,846	34,327
Less: Net cash used in investing activities	(5,704)	(12,975)
Free cash flow, excluding cash held for advertising funds and gift card/certificate programs	$147,993	86,667
Net cash provided by operating activities of $115.9 million during the nine months ended September 27, 2014 was driven primarily by net income of $123.2 million, increased by a loss on debt extinguishment and refinancing transactions of $13.7 million, depreciation and amortization of $33.9 million, and dividends received from equity method investments of $7.4 million, offset by $42.2 million of changes in operating assets and liabilities and $20.2 million of other net non-cash reconciling adjustments. The $42.2 million of changes in operating assets and liabilities was primarily driven by the seasonality of our gift card program, the timing of tax and interest payments, and the payment of a third-party vendor guarantee. During the nine months ended September 27, 2014, we received proceeds from the sale of real estate and company-owned restaurants of $14.4 million and invested $18.3 million in capital additions to property and equipment. Net cash used in financing activities was $211.2 million during the nine months ended September 27, 2014, driven primarily by repurchases of common stock of $130.2 million, dividend payments of $72.8 million, repayment of long-term debt of $15.0 million, and payment of deferred financing and other debt-related costs of $9.0 million in connection with the amendment of our senior credit facility in February 2014, offset by excess tax benefits of $8.9 million realized from the exercise of stock options and proceeds from the exercise of stock options of $4.8 million.
Our senior credit facility is guaranteed by certain of Dunkin’ Brands, Inc.’s wholly-owned domestic subsidiaries and includes term loan and revolving credit facilities. The original aggregate borrowings available under the senior credit facility are approximately $2.00 billion, consisting of a fully-drawn approximately $1.90 billion term loan facility and an undrawn $100.0 million revolving credit facility. As of September 27, 2014, there was $1.82 billion of total principal outstanding on the term loans, while there was $97.5 million in available borrowings under the revolving credit facility as $2.5 million of letters of credit were outstanding.
In February 2014, we amended the senior credit facility to reduce the applicable interest rates. The senior credit facility now consists of $1.38 billion in term loans due February 2021 (“2021 Term Loans”), $450.0 million in term loans due September 2017 (“2017 Term Loans”), and a $100.0 million revolving credit facility due February 2019. Pursuant to the February 2014 amendment to the senior credit facility, principal payments are required to be made on the 2017 Term Loans equal to $4.5 million per calendar year, payable in quarterly installments beginning June 2014 through June 2017. Pursuant to the February 2014 amendment to the senior credit facility, principal payments are required to be made on the 2021 Term Loans equal to approximately $13.8 million per calendar year, payable in quarterly installments beginning June 2015 through December 2020. The final scheduled principal payments on the outstanding borrowings under the 2017 Term Loans and 2021 Term Loans are due in September 2017 and February 2021, respectively. Additionally, following the end of each fiscal year, the Company is required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the credit facility), is no greater than 4.75x, no excess cash flow payments are required. As of September 27, 2014, $1.37 billion and $445.0 million of principal was outstanding under the 2021 Term Loans and 2017 Term Loans, respectively.
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
The senior credit facility requires us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“adjusted EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense, each of which becomes more restrictive over time. For the third quarter of fiscal year 2014, the terms of the senior credit facility require that we maintain a leverage ratio of no more than 7.75 to 1.00 and a minimum interest coverage ratio of 1.70 to 1.00. The leverage ratio financial covenant will become more restrictive over time and will require us to maintain a leverage ratio of no more than 6.25 to 1.00 by the second quarter of fiscal year 2017. The interest coverage ratio financial covenant will also become more restrictive over time and will require us to maintain an interest coverage ratio of no less than 1.95 to 1.00 by the second quarter of fiscal year 2017. Failure to comply with either of these covenants would result in an event of default under our senior credit facility unless waived by our senior credit facility lenders. An event of default under our senior credit facility can result in the acceleration of our indebtedness under the facility. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization, and impairment of long-lived assets, as adjusted for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of September 27, 2014, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 4.50 to 1.00 and an interest coverage ratio of 5.85 to 1.00, which were calculated for the twelve months ended September 27, 2014 based upon adjusted EBITDA, as provided for under the terms of our senior credit facility.
The following is a reconciliation of our net income to such adjusted EBITDA for the twelve months ended September 27, 2014 (in thousands):

Twelve months ended
September 27, 2014
Net income including noncontrolling interests	$165,112
Interest expense	71,156
Income tax expense	80,383
Depreciation and amortization	46,245
Impairment charges	1,395
EBITDA	364,291
Adjustments:
Non-cash adjustments(a)	8,206
Loss on debt extinguishment and refinancing transactions(b)	13,735
Other(c)	2,882
Total adjustments	24,823
Adjusted EBITDA	$389,114

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

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
Recently Issued Accounting Standards
In August 2014, the Financial Accounting Standards Board ("FASB") issued new guidance which requires management to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern. This guidance is effective for the Company in fiscal year 2017 and early adoption is permitted. The Company has not adopted this guidance as of September 27, 2014, and based on the Company's financial condition as of September 27, 2014, the Company does not expect the adoption of this guidance to have any impact on the Company's consolidated financial statements.

In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. This guidance is effective for the Company in fiscal year 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact the adoption of this new standard will have on the Company’s accounting policies, consolidated financial statements, and related disclosures.
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
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 27, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended September 27, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.        Other Information

Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. As of September 27, 2014, the Company has recorded an estimated liability of $24.7 million, which includes interest that continues to accrue on the judgment amount and the impact of foreign exchange. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended September 27, 2014 by or on behalf of Dunkin' Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (a)
06/29/2014 - 07/26/2014	276,500	$42.24	276,500	$54,334,966
07/27/2014 - 08/30/2014	862,500	43.40	862,500	16,900,751
08/31/2014 - 09/27/2014	—	—	—	16,900,751
Total	1,139,000	$43.12	1,139,000
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

Ex. 101.INS* XBRL Instance Document

Ex. 101.SCH* XBRL Taxonomy Extension Schema Document

Ex. 101.CAL* XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.LAB* XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE* XBRL Taxonomy Extension Presentation Linkbase Document

Ex. 101.DEF* XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “filed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DUNKIN’ BRANDS GROUP, INC.

Date:	November 5, 2014	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer