Form 10-K
period 2014-12-27
DUNKIN' BRANDS GROUP, INC.
filed 2015-02-19
CIK 1357204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of Dunkin’ Brands Group, Inc. computed by reference to the closing price of the registrant’s common stock on the NASDAQ Global Select Market as of June 28, 2014, was approximately $4.89 billion.
As of February 16, 2015, 97,603,602 shares of common stock of the registrant were outstanding.
____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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

PART I
Item 1. Business.
Our Company
We are one of the world's leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin' Donuts and Baskin-Robbins brands. With more than 18,800 points of distribution in nearly 60 countries, we believe that our portfolio has strong brand awareness in our key markets.
We believe that our nearly 100% franchised business model offers strategic and financial benefits. For example, because we do not own or operate a significant number of restaurants, our Company is able to focus on menu innovation, marketing, franchisee coaching and support, and other initiatives to drive the overall success of our brand. Financially, our franchised model allows us to grow our points of distribution and brand recognition with limited capital investment by us.
We operate our business in four segments: Dunkin' Donuts U.S., Dunkin' Donuts International, Baskin-Robbins International and Baskin-Robbins U.S. In 2014, our Dunkin' Donuts segments generated revenues of $568.6 million, or 77% of our total segment revenues, of which $548.7 million was in the U.S. segment and $19.9 million was in the international segment. In 2014, our Baskin-Robbins segments generated revenues of $165.6 million, of which $122.5 million was in the international segment and $43.2 million was in the U.S. segment. As of December 27, 2014, there were 11,310 Dunkin' Donuts points of distribution, of which 8,082 were in the U.S. and 3,228 were international, and 7,552 Baskin-Robbins points of distribution, of which 5,068 were international and 2,484 were in the U.S. See note 12 to our consolidated financial statements included herein for segment information.
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

Our brands
Dunkin' Donuts-U.S.
Dunkin' Donuts is a leading U.S. QSR concept, and is the QSR market leader in donut and bagel categories for servings. Dunkin' Donuts is also the #2 QSR chain for breakfast sandwich servings. Since the late 1980s, Dunkin' Donuts has transformed itself into a coffee and beverage-based concept, and is the national QSR leader in servings in the hot regular/decaf/flavored coffee category, with sales of over 1.1 billion servings of hot coffee annually. From the fiscal year ended August 31, 2004 to the fiscal year ended December 27, 2014, Dunkin' Donuts U.S. systemwide sales have grown at an 7.5% compound annual growth rate. Total U.S. Dunkin' Donuts points of distribution grew from 4,345 at August 31, 2004 to 8,082 as of December 27, 2014. Approximately 84% of these points of distribution are traditional restaurants consisting of end-cap, in-line and stand-alone restaurants, many with drive-thrus, and gas and convenience locations. In addition, we have alternative points of distribution (“APODs”), such as full- or self-service kiosks in grocery stores, hospitals, airports, offices and other smaller-footprint properties. We believe that Dunkin' Donuts continues to have significant growth potential in the U.S. given its strong brand awareness and variety of restaurant formats. For fiscal year 2014, the Dunkin' Donuts franchise system generated U.S. franchisee-reported sales of $7.2 billion, which accounted for approximately 73% of our global franchisee-reported sales, and had 8,082 U.S. points of distribution (including more than 3,900 restaurants with drive-thrus) at period end.

Baskin-Robbins-U.S.
Baskin-Robbins is one of the leading QSR chains in the U.S. for servings of hard-serve ice cream and develops and sells a full range of frozen ice cream treats such as cones, cakes, sundaes and frozen beverages. Baskin-Robbins enjoys 90% aided brand awareness in the U.S., and we believe the brand is known for its innovative flavors, popular “Birthday Club” program and ice cream flavor library of over 1,200 different offerings. Additionally, our Baskin-Robbins U.S. segment has experienced comparable store sales growth in each of the last three fiscal years. We believe we can capitalize on the brand's strengths and continue generating renewed excitement for the brand. Baskin-Robbins' “31 flavors,” offering consumers a different flavor for each day of the month, is recognized by ice cream consumers nationwide. For fiscal year 2014, the Baskin-Robbins franchise system generated U.S. franchisee-reported sales of $543 million, which accounted for approximately 6% of our global franchisee-reported sales, and had 2,484 U.S. points of distribution at period end.
International operations
Our international business is primarily conducted via joint ventures and country or territorial license arrangements with “master franchisees,” who both operate and sub-franchise the brand within their licensed areas. Increasingly, in certain high potential markets, we are migrating to a model with multiple franchisees in one country, including markets in the United Kingdom, Germany, and China. Our international franchise system, predominantly located across Asia and the Middle East, generated franchisee-reported sales of $2.1 billion for fiscal year 2014, which represented approximately 21% of Dunkin' Brands' global franchisee-reported sales. Dunkin' Donuts had 3,228 restaurants in 35 countries (excluding the U.S.), representing $702 million of international franchisee-reported sales for fiscal year 2014, and Baskin-Robbins had 5,068 restaurants in 48 countries (excluding the U.S.), representing approximately $1.4 billion of international franchisee-reported sales for the same period. From August 31, 2004 to December 27, 2014, total international Dunkin' Donuts points of distribution grew from 1,775 to 3,228, and total international Baskin-Robbins points of distribution grew from 2,645 to 5,068. We believe that we have opportunities to continue to grow our Dunkin' Donuts and Baskin-Robbins concepts internationally in new and existing markets through brand and menu differentiation.

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
Unlike certain other QSR franchise systems, we generally do not guarantee our franchisees' financing obligations. From time to time, at our discretion, we may offer voluntary financing to existing franchisees for specific programs such as the purchase of specialized equipment. As of December 27, 2014, if all of our outstanding guarantees of franchisee financing obligations came due, we would be liable for $2.2 million. We intend to continue our past practice of limiting our guarantee of financing for franchisees.
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
We currently require each domestic franchisee's managing owner and designated manager to complete initial and ongoing training programs provided by us, including minimum periods of classroom and on-the-job training. We monitor quality and endeavor to ensure compliance with our standards for restaurant operations through restaurant visits in the U.S. In addition, a restaurant operation review is conducted throughout our domestic operations at least once per year. To complement these procedures, we use “Guest Satisfaction Surveys” in the U.S. to assess customer satisfaction with restaurant operations, such as product quality, restaurant cleanliness, and customer service.
Store development agreements
We grant domestic franchisees the right to open one or more restaurants within a specified geographic area pursuant to the terms of store development agreements (“SDAs”). An SDA specifies the number of restaurants and the mix of the brands represented by such restaurants that a franchisee is obligated to open. Each SDA also requires the franchisee to meet certain milestones in the development and opening of the restaurant and, if the franchisee meets those obligations, we agree, during the term of such SDA, not to operate or franchise new restaurants in the designated geographic area covered by such SDA. In addition to an SDA, a franchisee signs a separate franchise agreement for each restaurant developed under such SDA.
Master franchise model and international arrangements
Master franchise arrangements are used on a limited basis domestically (the Baskin-Robbins brand has one “territory” franchise agreement for certain Midwestern markets) but more widely internationally for both the Baskin-Robbins brand and the Dunkin' Donuts brand. In addition, international arrangements include joint venture agreements in South Korea (both brands), Spain (Dunkin' Donuts brand), Australia (Baskin-Robbins brand), and Japan (Baskin-Robbins brand), as well as single unit franchises, such as in Canada (both brands). We are increasingly utilizing a multi-franchise system in certain high potential markets, including in the United Kingdom, Germany, and China.
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

Restaurant type	Initial franchise fee*
Dunkin’ Donuts Single-Branded Restaurant	$ 40,000-90,000
Baskin-Robbins Single-Branded Restaurant	$25,000
Dunkin’ Donuts/Baskin-Robbins Multi-Branded Restaurant	$ 50,000-100,000

*	Fees effective as of January 1, 2015 and excludes alternative points of distribution
In addition to the payment of initial franchise fees, our U.S. Dunkin' Donuts brand franchisees, U.S. Baskin-Robbins brand franchisees, and our international Dunkin' Donuts brand franchisees pay us royalties on a percentage of the gross sales made from each restaurant. In the U.S., the majority of our franchise agreement renewals and the vast majority of our new franchise agreements require our franchisees to pay us a royalty of 5.9% of gross sales. During 2014, our effective royalty rate in the Dunkin' Donuts U.S. segment was approximately 5.4% and in the Baskin-Robbins U.S. segment was approximately 5.0%. The arrangements for Dunkin' Donuts in the majority of our international markets require royalty payments to us of 5.0% of gross sales. However, many of our larger international partners, including our Korean joint venture partner, have agreements at a lower rate, resulting in an effective royalty rate in the Dunkin' Donuts international segment in 2014 of approximately 2.2%. We typically collect royalty payments on a weekly basis from our domestic franchisees. For the Baskin-Robbins brand in international markets, we do not generally receive royalty payments from our franchisees; instead we earn revenue from such franchisees as a result of our sale of ice cream products to them, and in 2014 our effective royalty rate in this segment was approximately 0.6%. In certain instances, we supplement and modify certain SDAs, and franchise agreements entered into pursuant to such SDAs, for restaurants located in certain new or developing markets, by (i) reducing the royalties for a specified period of the term of the franchise agreements depending on the details related to each specific incentive program; (ii) reimbursing the franchisee for certain local marketing activities in excess of the minimum required; and (iii) providing certain development incentives. To qualify for any or all of these incentives, the franchisee must meet certain requirements, each of which are set forth in an addendum to the SDA and the franchise agreement. We believe these incentives will lead to accelerated development in our less mature markets.
Franchisees in the U.S. also pay advertising fees to the brand-specific advertising funds administered by us. Franchisees make weekly contributions, generally 5% of gross sales, to the advertising funds. Franchisees may elect to increase the contribution to support general brand-building efforts or specific initiatives. In the first quarter of 2013, the Baskin-Robbins franchisees voted to increase the advertising fee contribution rate from 5.0% to 5.25% for a twelve month period that ended in May 2014. The advertising funds for the U.S., which received $379.4 million in contributions from franchisees in fiscal year 2014, are almost exclusively franchisee-funded and cover all expenses related to marketing, research and development, innovation, advertising and promotion, including market research, production, advertising costs, public relations, and sales promotions. We use no more than 20% of the advertising funds to cover the administrative expenses of the advertising funds and for other strategic initiatives designed to increase sales and to enhance the reputation of the brands. As the administrator of the advertising funds, we determine the content and placement of advertising, which is done through print, radio, television, online, billboards, sponsorships, and other media, all of which is sourced by agencies. Under certain circumstances, franchisees are permitted to conduct their own local advertising, but must obtain our prior approval of content and promotional plans.

Other franchise related fees
We lease and sublease properties to franchisees in the U.S. and in Canada, generating net rental fees when the cost charged to the franchisee exceeds the cost charged to us. For fiscal year 2014, we generated 13.0%, or $97.7 million, of our total revenue from rental fees from franchisees and incurred related occupancy expenses of $53.4 million.
We also receive a license fee from Dean Foods Co. (“Dean Foods”) as part of an arrangement whereby Dean Foods manufactures and distributes ice cream and other frozen products to Baskin-Robbins franchisees in the U.S. In connection with this agreement, Dunkin' Brands receives a fee based on net sales of covered products. For fiscal year 2014, we generated 1.0%, or $7.2 million, of our total revenue from license fees from Dean Foods.
We distribute ice cream products to Baskin-Robbins franchisees who operate Baskin-Robbins restaurants located in certain foreign countries and receive revenue associated with those sales. For fiscal year 2014, we generated 15.5%, or $116.3 million, of our total revenue from the sale of ice cream products to franchisees in certain foreign countries.
Other revenue sources include online training fees, licensing fees earned from the sale of retail packaged coffee, net refranchising gains, and other one-time fees such as transfer fees and late fees. For fiscal year 2014, we generated 3.1%, or $23.0 million, of our total revenue from these other sources.

International operations
Our international business is organized by brand and by country and/or region. Operations are primarily conducted through master franchise agreements with local operators. In certain instances, the master franchisee may have the right to sub-franchise. Increasingly, we have utilized a multi-franchise system in certain high potential markets, including the United Kingdom, Germany, and China. In addition, we have a joint venture with a local, publicly-traded company in Japan and joint ventures with local companies in Australia for the Baskin-Robbins brand, in Spain for the Dunkin' Donuts brand, and in South Korea for both the Dunkin' Donuts and Baskin-Robbins brands. By teaming with local operators, we believe we are better able to adapt our concepts to local business practices and consumer preferences. We have had an international presence since 1961 when the first Dunkin' Donuts restaurant opened in Canada. As of December 27, 2014, there were 5,068 Baskin-Robbins restaurants in 48 countries outside the U.S. and 3,228 Dunkin' Donuts restaurants in 35 countries outside the U.S. Baskin-Robbins points of distribution represent the majority of our international presence and accounted for approximately 66% of international franchisee-reported sales and approximately 86% of our international revenues for fiscal year 2014.
Our key markets for both brands are predominantly based in Asia and the Middle East, which accounted for approximately 71.1% and 15.4%, respectively, of international franchisee-reported sales for fiscal year 2014. For fiscal year 2014, $2.1 billion of total franchisee-reported sales were generated by restaurants located in international markets, which represented 21.1% of total franchisee-reported sales, with the Dunkin' Donuts brand accounting for $702 million and the Baskin-Robbins brand accounting for $1.4 billion of our international franchisee-reported sales. For the same period, our revenues from international operations totaled $142.3 million, with the Baskin-Robbins brand generating approximately 86% of such revenues.
Overview of key markets
As of December 27, 2014, the top foreign countries and regions in which the Dunkin' Donuts brand and/or the Baskin-Robbins brand operated were:

Country/Region	Type	Franchised brand(s)	Number of restaurants
South Korea	Joint Venture	Dunkin’ Donuts	827
		Baskin-Robbins	1,106
Japan	Joint Venture	Baskin-Robbins	1,170
Middle East	Master Franchise Agreements	Dunkin’ Donuts	386
		Baskin-Robbins	753

South Korea
Restaurants in South Korea accounted for approximately 40% of total franchisee-reported sales from international operations for fiscal year 2014. Baskin-Robbins accounted for 64% of such sales. In South Korea, we conduct business through a 33.3% ownership stake in a combination Dunkin' Donuts brand/Baskin-Robbins brand joint venture, with South Korean shareholders owning the remaining 66.7% of the joint venture. The joint venture acts as the master franchisee for South Korea, sub-franchising the Dunkin' Donuts and Baskin-Robbins brands to franchisees. The joint venture also manufactures and supplies the franchisees operating restaurants located in South Korea with ice cream, donuts and coffee products.
Japan
Restaurants in Japan accounted for approximately 20% of total franchisee-reported sales from international operations for fiscal year 2014, 100% of which came from Baskin-Robbins. We conduct business in Japan through a 43.3% ownership stake in a Baskin-Robbins brand joint venture. Our partner also owns a 43.3% interest in the joint venture, with the remaining 13.4% owned by public shareholders. The joint venture manufactures and sells ice cream to franchisees operating restaurants in Japan and acts as master franchisee for the country.
Middle East
The Middle East represents another key region for us. Restaurants in the Middle East accounted for approximately 15% of total franchisee-reported sales from international operations for fiscal year 2014. Baskin-Robbins accounted for approximately 72% of such sales. We conduct operations in the Middle East through master franchise arrangements.
Industry overview
According to The NPD Group/CREST® (“CREST®”), the QSR segment of the U.S. restaurant industry accounted for approximately $263 billion of the total $434 billion restaurant industry sales in the U.S. for the twelve months ended December 2014. The U.S. restaurant industry is generally categorized into segments by price point ranges, the types of food and beverages offered, and service available to consumers. QSR is a restaurant format characterized by counter or drive-thru ordering and limited, or no, table service. QSRs generally seek to capitalize on consumer desires for quality and convenient food at economical prices.
Our Dunkin' Donuts brand competes in the QSR segment categories and subcategories that include coffee, donuts, muffins, bagels, and breakfast sandwiches. In addition, in the U.S., our Dunkin' Donuts brand has historically focused on the breakfast daypart, which we define to include the portion of each day from 5:00 a.m. until 11:00 a.m. While, according to CREST® data, the compound annual growth rate for total QSR daypart visits in the U.S. grew by 1% over the five-year period ended December 2014, the compound annual growth rate for QSR visits in the U.S. during the morning meal daypart averaged 2% over the same five-year period. There can be no assurance that such growth rates will be sustained in the future.
For the twelve months ended December 2014, there were sales of nearly 8 billion restaurant servings of coffee in the U.S., 83% of which were attributable to the QSR segment, according to CREST® data. Over the years, our Dunkin' Donuts brand has evolved into a predominantly coffee-based concept, with approximately 57% of Dunkin' Donuts' U.S. franchisee-reported sales for fiscal year 2014 generated from coffee and other beverages. We believe QSRs, including Dunkin' Donuts, are positioned to capture additional coffee market share through an increased focus on coffee offerings.
Our Baskin-Robbins brand competes primarily in QSR segment categories and subcategories that include hard-serve ice cream as well as those that include soft serve ice cream, frozen yogurt, shakes, malts, and floats. While both of our brands compete internationally, over 67% of Baskin-Robbins restaurants are located outside of the U.S. and represent the majority of our total international sales and points of distribution.
Competition
We compete primarily in the QSR segment of the restaurant industry and face significant competition from a wide variety of restaurants, convenience stores, and other outlets that provide consumers with coffee, baked goods, sandwiches, and ice cream on an international, national, regional, and local level. We believe that we compete based on, among other things, product quality, restaurant concept, service, convenience, value perception, and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings, particularly during the breakfast daypart, and open new units. Although new competitors may emerge at any time due to the low barriers to entry, our competitors include: 7-Eleven, Burger King, Cold Stone Creamery, Cumberland Farms, Dairy Queen, McDonald's, Panera Bread, Quick Trip, Starbucks, Subway, Taco Bell, Tim Hortons, WaWa, and Wendy's, among others. Additionally, we compete with QSRs, specialty restaurants, and other retail concepts for prime restaurant locations and qualified franchisees.
Licensing
We derive licensing revenue from agreements with Dean Foods for domestic ice cream sales, with The J.M. Smucker Co. (“Smuckers”) for the sale of packaged coffee in non-franchised outlets (primarily grocery retail) as well as from other licensees. Dean Foods manufactures and sells ice cream to U.S. Baskin-Robbins brand franchisees and pays us a licensing fee on net sales of covered products. The Dunkin' Donuts branded 12 oz. original blend coffee, which is distributed by Smuckers, is the #1 stock-keeping unit nationally in the premium coffee category. According to Nielsen, for the 52 weeks ending December 27, 2014, sales of our 12 oz. original blend, as expressed in total equivalent units and dollar sales, were double that of the next closest competitor.

Marketing
We coordinate domestic advertising and marketing at the national and local levels. The goals of our marketing strategy include driving comparable store sales and brand differentiation, increasing our total coffee and beverage sales, protecting and growing our morning daypart sales, and growing our afternoon daypart sales. Generally, our domestic franchisees contribute 5% of weekly gross retail sales to fund brand specific advertising funds. The funds are used for various national and local advertising campaigns including print, radio, television, online, mobile, loyalty, billboards, and sponsorships. Over the past ten years, our U.S. franchisees have invested approximately $2.4 billion on advertising to increase brand awareness and restaurant performance across both brands. Additionally, we have various pricing strategies, so that our products appeal to a broad range of customers. In August 2012, we launched the Dunkin' Donuts mobile application for payment and gifting, which built the foundation for one-to-one marketing with our customers. In January 2014, we launched a new DD Perks® Rewards loyalty program nationally, which is fully integrated with the Dunkin' Donuts mobile application and allows us to engage our customers in these one-to-one marketing interactions. As of December 27, 2014, our mobile application had over 10.5 million downloads.

The supply chain
Domestic
We do not typically supply products to our domestic franchisees. With the exception of licensing fees paid by Dean Foods on domestic ice cream sales, we do not typically derive revenues from product distribution. Our franchisees' suppliers include Rich Products Corp., Dean Foods Co., The Coca-Cola Company, and Keurig Green Mountain, Inc. In addition, our franchisees' primary coffee roasters currently are New England Tea & Coffee Co., Inc., Mother Parkers Tea & Coffee Inc., S&D Coffee, Inc., and Massimo Zanetti Beverage USA, Inc., and their primary donut mix suppliers currently are Harlan Foods and Aryzta. Our franchisees also purchase donut mix from CSM Bakery Products NA, Inc. and EFCO Products, Inc. We periodically review our relationships with licensees and approved suppliers and evaluate whether those relationships continue to be on competitive or advantageous terms for us and our franchisees.
Purchasing
Purchasing for the Dunkin' Donuts brand is facilitated by National DCP, LLC (the “NDCP”), which is a Delaware limited liability company operated as a cooperative owned by its franchisee members. The NDCP is managed by a staff of supply chain professionals who report directly to the NDCP's executive management team, members of which in turn report directly to the NDCP's board of directors. The NDCP has over 1,100 employees including executive leadership, sourcing professionals, warehouse staff, and drivers. The NDCP board of directors has eight voting franchisee members, one NDCP non-voting member, and one independent non-voting member. In addition, the Senior Vice President, Chief Supply Officer from Dunkin' Brands, Inc. is a voting member of the NDCP board. The NDCP engages in purchasing, warehousing, and distribution of food and supplies on behalf of participating restaurants and some international markets. The NDCP program provides franchisee members nationwide the benefits of scale while fostering consistent product quality across the Dunkin' Donuts brand. We do not control the NDCP and have only limited contractual rights associated with managing that franchisee-owned purchasing and distribution cooperative.
Manufacturing of Dunkin' Donuts bakery goods
Centralized production is another element of our supply chain that is designed to support growth for the Dunkin' Donuts brand. Centralized manufacturing locations (“CMLs”) are franchisee-owned and -operated facilities for the centralized production of donuts and bakery goods. The CMLs deliver freshly baked products to Dunkin' Donuts restaurants on a daily basis and are designed to provide consistent quality products while simplifying restaurant-level operations. As of December 27, 2014, there were 117 CMLs (of varying size and capacity) in the U.S. CMLs are an important part of franchise economics, and we believe the brand is supportive of profit building initiatives as well as protecting brand quality standards and consistency.

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
International
Dunkin' Donuts
International Dunkin' Donuts franchisees are responsible for sourcing their own supplies, subject to compliance with our standards. Most also produce their own donuts following the Dunkin' Donuts brand's approved processes. Franchisees in some markets source donuts produced by a brand approved third party supplier.  In certain countries, our international franchisees source virtually everything locally within their market while in others our international franchisees source most of their supplies from the NDCP. Where supplies are sourced locally, we help identify and approve those suppliers. In addition, we assist our international franchisees in identifying regional and global suppliers with the goal of leveraging the purchasing volume for pricing and product continuity advantages.

Baskin-Robbins
The Baskin-Robbins manufacturing network is comprised of twelve facilities, none of which are owned or operated by us, that supply our international markets with ice cream products. We utilize a facility owned by Dean Foods to produce ice cream products which we purchase and distribute to many of our international markets. Certain international franchisees rely on third party-owned facilities to supply ice cream products to them, including facilities in Ireland and Canada. The Baskin-Robbins brand restaurants in India and Russia are supported by master franchisee-owned facilities in those respective countries while the restaurants in Japan and South Korea are supported by the joint venture-owned facilities located within each country.
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

Operational support
Substantially all of our executive management, finance, marketing, legal, technology, human resources, and operations support functions are conducted from our global headquarters in Canton, Massachusetts. In the United States, our franchise operations for both brands are organized into regions, each of which is headed by a regional vice president and directors of operations supported by field personnel who interact directly with the franchisees. Our international businesses are organized by brand, and each brand has dedicated marketing and restaurant operations support teams. These teams, which are organized by geographic regions, work with our master licensees and joint venture partners to improve restaurant operations and restaurant-level economics. Management of a franchise restaurant is the responsibility of the franchisee, who is trained in our techniques and is responsible for ensuring that the day-to-day operations of the restaurant are in compliance with our operating standards. We have implemented a computer-based disaster recovery program to address the possibility that a natural (or other form of) disaster may impact the information technology systems located at our Canton, Massachusetts headquarters.
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
Employees
As of December 27, 2014, excluding employees at our company-owned restaurants, we employed 1,134 people, 1,082 of whom were based in the U.S. and 50 of whom were based in other countries. Of our domestic employees, 447 worked in the field and 635 worked at our corporate headquarters or our satellite office in California. Of these employees, 187, who are almost exclusively in marketing positions, were paid by certain of our advertising funds. In addition, we employed approximately 450 people at our company-owned restaurants in the U.S. None of our employees are represented by a labor union, and we believe our relationships with our employees are healthy.
Our franchisees are independent business owners, so they and their employees are not included in our employee count.
Intellectual property
We own many registered trademarks and service marks (“Marks”) in the U.S. and in other countries throughout the world. We believe that our Dunkin’ Donuts and Baskin-Robbins names and logos, in particular, have significant value and are important to our business. Our policy is to pursue registration of our Marks in the U.S. and selected international jurisdictions, monitor our Marks portfolio both internally and externally through external search agents and vigorously oppose the infringement of any of our Marks. We license the use of our registered Marks to franchisees and third parties through franchise arrangements and licenses. The franchise and license arrangements restrict franchisees’ and licensees’ activities with respect to the use of our Marks, and impose quality control standards in connection with goods and services offered in connection with the Marks and an affirmative obligation on the franchisees to notify us upon learning of potential infringement. In addition, we maintain a limited patent portfolio in the U.S. for bakery and serving-related methods, designs and articles of manufacture. We generally rely on common law protection for our copyrighted works. Neither the patents nor the copyrighted works are material to the operation of our business. We also license some intellectual property from third parties for use in certain of our products. Such licenses are not individually, or in the aggregate, material to our business.
Seasonality
Our revenues are subject to fluctuations based on seasonality, primarily with respect to Baskin-Robbins. The ice cream industry generally experiences an increase during the spring and summer months, whereas Dunkin’ Donuts hot beverage sales generally increase during the fall and winter months and iced beverage sales generally increase during the spring and summer months.
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
We receive a substantial majority of our revenues in the form of royalties, which are generally based on a percentage of gross sales at franchised restaurants, rent, and other fees from franchisees. Accordingly, our financial results are to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate and our royalty, rent, and other revenues may decline and our accounts receivable and related allowance for doubtful accounts may increase. In addition, if our franchisees fail to renew their franchise agreements, our royalty revenues may decrease which in turn may materially and adversely affect our business and operating results.
Our franchisees could take actions that could harm our business.
Our franchisees are contractually obligated to operate their restaurants in accordance with the operations, safety, and health standards set forth in our agreements with them. However, franchisees are independent third parties whom we do not control. The franchisees own, operate, and oversee the daily operations of their restaurants and have sole control over all employee and other workforce decisions. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with required standards, franchise fees paid to us and royalty income will be adversely affected and brand image and reputation could be harmed, which in turn could materially and adversely affect our business and operating results.
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
Data protection is increasingly demanding and the use of electronic payment methods and collection of other personal information exposes us and our franchisees to increased risk of privacy and/or security breaches as well as other risks. In connection with credit card transactions in-store and online, we and our franchisees collect and transmit confidential credit card information by way of retail networks. Additionally, we collect and store personal information from individuals, including our customers, franchisees, and employees. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmitting, and storing such information. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems, including through cyber terrorism, could materially and adversely affect our business and operating results.
Further, the standards for systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment data at risk, are determined and controlled by the payment card industry, not by us. In addition, our employees, franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate such information, and may purposefully or inadvertently cause a breach involving such information. Third parties may have the technology or know-how to breach the security of the personal information collected, stored, or transmitted by us or our franchisees, and our respective security measures, as well as those of our technology vendors, may not effectively prohibit others from obtaining improper access to this information. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of such a breach. If a person is able to circumvent our data security measures or that of third parties with whom we do business, including our franchisees, he or she could destroy or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, liability, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.
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
We believe that our franchisees' sales, customer traffic, and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, and the availability of discretionary income. Negative consumer sentiment in the wake of the economic downturn has been widely reported over the past five years. Our franchisees' sales are dependent upon discretionary spending by consumers; any reduction in sales at franchised restaurants will result in lower royalty payments from franchisees to us and adversely impact our profitability. If the economic downturn continues for a prolonged period of time or becomes more pervasive, our business and results of operations could be materially and adversely affected. In addition, the pace of new restaurant openings may be slowed and restaurants may be forced to close, reducing the restaurant base from which we derive royalty income. As long as the weak economic environment continues, our franchisees' sales and profitability and our overall business and operating results could be adversely affected.
Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness. As of December 27, 2014, we had total indebtedness of approximately $1.8 billion, excluding $2.9 million of undrawn letters of credit and $97.1 million of unused commitments under our senior credit facility. Giving effect to the securitization refinancing transaction that closed in January 2015, our consolidated long-term indebtedness was $2.5 billion.
Subject to the limits contained in the agreements governing our securitized debt facility, we may be able to incur substantial additional debt from time to time to finance capital expenditures, investments, acquisitions, or for other purposes. If we do incur substantial additional debt, the risks related to our high level of debt could intensify. Specifically, our high level of indebtedness could have important consequences, including:

•	limiting our ability to obtain additional financing to fund capital expenditures, investments, acquisitions, or other general corporate requirements;

•
requiring a substantial portion of our cash flow to be dedicated to payments to service our indebtedness instead of other purposes, thereby reducing the amount of cash flow available for capital expenditures, investments, acquisitions, and other general corporate purposes;

•	increasing our vulnerability to and the potential impact of adverse changes in general economic, industry, and competitive conditions;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt at more favorable interest rates; and

•	increasing our costs of borrowing.
In addition, the financial and other covenants we agreed to with our lenders may limit our ability to incur additional indebtedness, make investments, pay dividends, and engage in other transactions, and the leverage may cause other potential lenders to be less willing to loan funds to us in the future.
We may be unable to generate sufficient cash flow to satisfy our significant debt service obligations, which would adversely affect our financial condition and results of operations.
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.

The terms of our securitized debt financing of certain of our wholly-owned subsidiaries have restrictive terms and our failure to comply with any of these terms could put us in default, which would have an adverse effect on our business and prospects.
Unless and until we repay all outstanding borrowings under our securitized debt facility, we will remain subject to the restrictive terms of these borrowings. The securitized debt facility, under which certain of our wholly-owned subsidiaries issued and guaranteed fixed rate notes and variable funding notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:

•	sell assets;

•	alter the business we conduct;

•	engage in mergers, acquisitions and other business combinations;

•	declare dividends or redeem or repurchase capital stock;

•	incur, assume or permit to exist additional indebtedness or guarantees;

•	make loans and investments;

•	incur liens; and

•	enter into transactions with affiliates.
The securitized debt facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control, and we may not satisfy such a test. A breach of these covenants could result in a rapid amortization event or default under the securitized debt facility. If amounts owed under the securitized debt facility are accelerated because of a default and we are unable to pay such amounts, the investors may have the right to assume control of substantially all of the securitized assets.
If we are unable to refinance or repay amounts under the securitized debt facility prior to the expiration of the applicable term, our cash flow would be directed to the repayment of the securitized debt and, other than management fees sufficient to cover minimal selling, general and administrative expenses, would not be available for operating our business.
No assurance can be given that any refinancing or additional financing will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and capital markets and other factors beyond our control. There can be no assurance that market conditions will be favorable at the times that we require new or additional financing.
The indenture governing the securitized debt will restrict the cash flow from the entities subject to the securitization to any of our other entities and upon the occurrence of certain events, cash flow would be further restricted.
In the event that a rapid amortization event occurs under the indenture (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.
Infringement, misappropriation, or dilution of our intellectual property could harm our business.
We regard our Dunkin' Donuts® and Baskin-Robbins® trademarks as having significant value and as being important factors in the marketing of our brands. We have also obtained trademark protection for the trademarks associated with several of our product offerings and advertising slogans, including “America Runs on Dunkin' ® ” and “What are you Drinkin'? ® ”. We believe that these and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, patent, trademark, and other laws, such as trade secret and unfair competition laws, to protect our intellectual property from infringement, misappropriation, or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the United States and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries.

Although we monitor trademark portfolios both internally and through external search agents and impose an obligation on franchisees to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce, and protect our trademarks or other intellectual property rights. We are aware of names and marks similar to our service marks being used by other persons. Although we believe such uses will not adversely affect us, further or currently unknown unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our brands and may adversely affect our business. Effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant or license our intellectual property. Failure to adequately protect our intellectual property rights could damage our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trade secrets and other intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants, and suppliers may breach their contractual obligations not to reveal our confidential information, including trade secrets. Although we have taken measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that third parties will not independently develop products or concepts that are substantially similar to ours. Despite our efforts, it may be possible for third-parties to reverse engineer, otherwise obtain, copy, and use information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices, and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results.
Our brands may be limited or diluted through franchisee and third-party activity.
Although we monitor and restrict franchisee activities through our franchise and license agreements, franchisees or third parties may refer to or make statements about our brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brands or place our brands in a context that may tarnish their reputation. This may result in dilution or tarnishment of our intellectual property. It is not possible for us to obtain registrations for all possible variations of our branding in all territories where we operate. Franchisees, licensees or third parties may seek to register or obtain registration for domain names and trademarks involving localizations, variations, and versions of certain branding tools, and these activities may limit our ability to obtain or use such rights in such territories. Franchisee noncompliance with the terms and conditions of our franchise or license agreements may reduce the overall goodwill of our brands, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices.
Moreover, unauthorized third parties may use our intellectual property to trade on the goodwill of our brands, resulting in consumer confusion or dilution. Any reduction of our brands' goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and operating results.
We are and may become subject to third-party infringement claims or challenges to the validity of our Intellectual Property.
We are and may, in the future, become the subject of claims for infringement, misappropriation or other violation of intellectual property rights, which may or not be unfounded, from owners of intellectual property in areas where its franchisees operate or where we intend to conduct operations, including in foreign jurisdictions. Such claims could harm our image, our brands, our competitive position or our ability to expand our operations into other jurisdictions and cause us to incur significant costs related to defense or settlement. If such claims were decided against us, or a third party indemnified by us pursuant to license terms, we could be required to pay damages, develop or adopt non-infringing products or services or acquire a license to the intellectual property that is the subject of the asserted claim, which license may not be available on acceptable terms or at all. The attendant expenses could require the expenditure of additional capital, and there would be expenses associated with the defense of any infringement, misappropriation, or other third-party claims, and there could be attendant negative publicity, even if ultimately decided in our favor.
Growth into new territories may be hindered or blocked by pre-existing third-party rights.
We act to obtain and protect our intellectual property rights we need to operate successfully in those territories where we operate. Certain intellectual property rights including rights in trademarks are national in character, and are obtained on a country-by-country basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. As our business grows, we continuously evaluate the potential for expansion into new territories and new products and services. There is a risk with each expansion that growth will be limited or unavailable due to blocking pre-existing third-party intellectual property rights.

The restaurant industry is affected by consumer preferences and perceptions. Changes in these preferences and perceptions may lessen the demand for our products, which could reduce sales by our franchisees and reduce our royalty revenues.
The restaurant industry is affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid donuts and other products we offer in favor of foods that are perceived as healthier, our franchisees' sales would suffer, resulting in lower royalty payments to us, and our business and operating results would be harmed.
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
To the extent our franchisees are unable to open new restaurants as we anticipate, our revenue growth would come primarily from growth in comparable store sales. Our failure to add a significant number of new restaurants or grow comparable store sales would adversely affect our ability to increase our revenues and operating income and could materially and adversely harm our business and operating results.
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

Our joint ventures in Japan and South Korea, as well as our licensees in Russia and India, manufacture ice cream products independently. The joint ventures in Japan and South Korea each own a manufacturing facility in its country of operation. The revenues derived from these joint ventures differ fundamentally from those of other types of franchise arrangements in the system because the income that we receive from the joint ventures in Japan and South Korea is based in part on the profitability, rather than the gross sales, of the restaurants operated by these joint ventures. Accordingly, in the event that the joint ventures in Japan or South Korea experience staple ingredient price increases that adversely affect the profitability of the restaurants operated by these joint ventures, that decrease in profitability would reduce distributions by these joint ventures to us, which in turn could materially and adversely impact our business and operating results.

Shortages of coffee or milk could adversely affect our revenues.
If coffee or milk consumption continues to increase worldwide or there is a disruption in the supply of coffee or milk due to natural disasters, political unrest, or other calamities, the global supply of these commodities may fail to meet demand. If coffee or milk demand is not met, franchisees may experience reduced sales which, in turn, would reduce our royalty income.

Additionally, if milk demand is not met, we may not be able to purchase and distribute ice cream products to our international franchisees, which would reduce our sales of ice cream products. Such reductions in our royalty income and sales of ice cream products may materially and adversely affect our business and operating results.
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
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved in advance. In this regard, we and our franchisees depend on a group of suppliers for ingredients, foodstuffs, beverages, and disposable serving instruments including, but not limited to, Rich Products Corp., Dean Foods Co., The Coca-Cola Company, and Silver Pail Dairy, Ltd. as well as four primary coffee roasters and three primary donut mix suppliers. In 2014, we and our franchisees purchased products from over 400 approved domestic suppliers, with approximately 13 of such suppliers providing half, based on dollar volume, of all products purchased domestically. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place to ensure continuity of supply. In addition we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees' supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items.
The Dunkin' Donuts system is supported domestically by the franchisee-owned purchasing and distribution cooperative known as the National Distributor Commitment Program. We have a long-term agreement with the National DCP, LLC (the “NDCP”) for the NDCP to provide substantially all of the goods needed to operate a Dunkin' Donuts restaurant in the United States. The NDCP also supplies some international markets. The NDCP aggregates the franchisee demand, sends requests for proposals to approved suppliers, and negotiates contracts for approved items. The NDCP also inventories the items in its seven regional distribution centers and ships products to franchisees at least one time per week. We do not control the NDCP and have only limited contractual rights under our agreement with the NDCP associated with supplier certification and quality assurance and protection of our intellectual property. While the NDCP maintains contingency plans with its approved suppliers and has a contingency plan for its own distribution function to restaurants, our franchisees bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier (including those of our international joint ventures) including, but not limited to, risks associated with contamination to food and beverage products. We have little control over such suppliers. Disruptions in these relationships may reduce franchisee sales and, in turn, our royalty income.

Overall difficulty of suppliers (including those of certain international joint ventures) meeting franchisee product demand, interruptions in the supply chain, obstacles or delays in the process of renegotiating or renewing agreements with preferred suppliers, financial difficulties experienced by suppliers, or the deficiency, lack, or poor quality of alternative suppliers could adversely impact franchisee sales which, in turn, would reduce our royalty income and could materially and adversely affect our business and operating results.

We may not be able to recoup our expenditures on properties we sublease to franchisees.
In some locations, we may pay more rent and other amounts to third-party landlords under a prime lease than we receive from the franchisee who subleases such property. Typically, our franchisees' rent is based in part on a percentage of gross sales at the restaurant, so a downturn in gross sales would negatively affect the level of the payments we receive. Additionally, pursuant to the terms of certain prime leases we have entered into with third-party landlords, we may be required to construct or improve a property, pay taxes, maintain insurance, and comply with building codes and other applicable laws. The subleases we enter into with franchisees related to such properties typically pass through such obligations, but if a franchisee fails to perform the obligations passed through to them, we will be required to perform those obligations, resulting in an increase in our leasing and operational costs and expenses.
If the international markets in which we compete are affected by changes in political, social, legal, economic, or other factors, our business and operating results may be materially and adversely affected.
As of December 27, 2014, we had 8,296 international restaurants located in 59 foreign countries. The international operations of our franchisees may subject us to additional risks, which differ in each country in which our franchisees operate, and such risks may negatively affect our business or result in a delay in or loss of royalty income to us.
The factors impacting the international markets in which restaurants are located may include:

•	recessionary or expansive trends in international markets;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we or our international joint ventures operate;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	availability of credit for our franchisees, licensees, and our international joint ventures to finance the development of new restaurants;

•	increases in the taxes paid and other changes in applicable tax laws;

•	legal and regulatory changes and the burdens and costs of local operators' compliance with a variety of laws, including trade restrictions and tariffs;

•	interruption of the supply of product;

•	increases in anti-American sentiment and the identification of the Dunkin' Donuts brand and Baskin-Robbins brand as American brands;

•	political and economic instability; and

•	natural disasters and other calamities.
Any or all of these factors may reduce distributions from our international joint ventures or other international partners and/or royalty income, which in turn may materially and adversely impact our business and operating results.
Termination of an arrangement with a master franchisee could adversely impact our revenues.
Internationally, and in limited cases domestically, we enter into relationships with “master franchisees” to develop and operate restaurants in defined geographic areas. Master franchisees are granted exclusivity rights with respect to larger territories than the typical franchisees, and in particular cases, expansion after minimum requirements are met is subject to the discretion of the master franchisee. In fiscal years 2014, 2013, and 2012, we derived approximately 15.7%, 15.7%, and 13.7%, respectively, of our total revenues from master franchisee arrangements. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay of the development of franchised restaurants, or an interruption in the operation of one of our brands in a particular market or markets. Any such delay or interruption would result in a delay in, or loss of, royalty income to us whether by way of delayed royalty income or delayed revenues from the sale of ice cream products by us to franchisees internationally, or reduced sales. Any interruption in operations due to the termination of an arrangement with a master franchisee similarly could result in lower revenues for us, particularly if we were to determine to close restaurants following the termination of an arrangement with a master franchisee.

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
Some of our products contain caffeine, dairy products, sugar, other carbohydrates, fats and other active compounds, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar, other carbohydrates, fats and other active compounds can lead to a variety of adverse health effects. There has also been greater public awareness that sedentary lifestyles, combined with excessive consumption of high- carbohydrate, high-fat or high-calorie foods, have led to a rapidly rising rate of obesity. In the United States and certain other countries, there is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While we offer some healthier beverage and food items, including reduced fat items and reduced sugar items, an unfavorable report on the health effects of caffeine or other compounds present in our products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for our beverages and food products. Similarly, instances or reports, whether true or not, of unclean water supply, food-borne illnesses, and food tampering have in the past severely injured the reputations of companies in the food processing, grocery, and QSR segments and could in the future affect us as well. Any report linking us, our franchisees or our suppliers to the use of unclean water, food-borne illnesses, or food tampering could damage our brands' value immediately, severely hurt sales of beverages and food products, and possibly lead to product liability claims. In addition, instances of food-borne illnesses or food tampering, even those occurring solely at the restaurants of competitors, could, by resulting in negative publicity about the foodservice or restaurant industry, adversely affect our sales on a regional or global basis. A decrease in customer traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands and our business.
We may not be able to enforce payment of fees under certain of our franchise arrangements.
In certain limited instances, a franchisee may be operating a restaurant pursuant to an unwritten franchise arrangement. Such circumstances may arise where a franchisee arrangement has expired and new or renewal agreements have yet to be executed or where the franchisee has developed and opened a restaurant but has failed to memorialize the franchisor-franchisee relationship in an executed agreement as of the opening date of such restaurant. In certain other limited instances, we may allow a franchisee in good standing to operate domestically pursuant to franchise arrangements which have expired in their normal course and have not yet been renewed. As of December 27, 2014, less than 1% of our restaurants were operating without a written agreement. There is a risk that either category of these franchise arrangements may not be enforceable under federal, state, or local laws and regulations prior to correction or if left uncorrected. In these instances, the franchise arrangements may be enforceable on the basis of custom and assent of performance. If the franchisee, however, were to neglect to remit royalty payments in a timely fashion, we may be unable to enforce the payment of such fees which, in turn, may materially and adversely affect our business and operating results. While we generally require franchise arrangements in foreign jurisdictions to be entered into pursuant to written franchise arrangements, subject to certain exceptions, some expired contracts, letters of intent, or oral agreements in existence may not be enforceable under local laws, which could impair our ability to collect royalty income, which in turn may materially and adversely impact our business and operating results.
Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant money damages and other remedies or by increasing our litigation expense.
In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. In addition, we are, from time to time, the subject of complaints or litigation from customers alleging illness, injury, or other food-quality, health, or operational concerns and from suppliers alleging breach of contract. We may also be subject to employee claims based on, among other things, discrimination, harassment, or wrongful termination. Finally, litigation against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the defendant-franchisee. In addition to decreasing the ability of a defendant-franchisee to make royalty payments and diverting management resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brands, regardless of whether such allegations are valid or whether we are liable. Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which would materially and adversely affect our business and operating results.
Our business is subject to various laws and regulations and changes in such laws and regulations, and/or failure to comply with existing or future laws and regulations, could adversely affect us.
We are subject to state franchise registration requirements, the rules and regulations of the Federal Trade Commission (the “FTC”), various state laws regulating the offer and sale of franchises in the United States through the provision of franchise disclosure documents containing certain mandatory disclosures, and certain rules and requirements regulating franchising arrangements in foreign countries. Although we believe that the Franchisors' Franchise Disclosure Documents, together with any applicable state-specific versions or supplements, and franchising procedures that we use comply in all material respects with both the FTC guidelines and all applicable state laws regulating franchising in those states in which we offer new franchise arrangements, noncompliance could reduce anticipated royalty income, which in turn may materially and adversely affect our business and operating results.
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
The franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States and in foreign countries governing such matters as minimum-wage requirements, overtime and other working conditions, and citizenship requirements. A significant number of our franchisees' food-service employees are paid at rates related to the U.S. federal minimum wage and applicable minimum wages in foreign jurisdictions and past increases in the U.S. federal minimum wage and foreign jurisdiction minimum wage have increased labor costs, as would future such increases. Any increases in labor costs might result in franchisees inadequately staffing restaurants. Understaffed restaurants could reduce sales at such restaurants, decrease royalty payments, and adversely affect our brands. Evolving labor and employment laws, rules and regulations could also result in increased exposure on the part of Dunkin' Brands' for labor and employment related liabilities that have historically been borne by franchisees.
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
Our franchise system subjects us to a number of additional risks, any one of which may impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our brands, and/or may materially and adversely impact our business and results of operations.
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
Some of Our Franchisees are Operating Entities. Franchisees may be natural persons or legal entities. Our franchisees that are operating companies (as opposed to limited purpose entities) are subject to business, credit, financial, and other risks, which may be unrelated to the operations of the restaurants. These unrelated risks could materially and adversely affect a franchisee that is an operating company and its ability to make its royalty payments in full or on a timely basis, which in turn could materially and adversely affect our business and operating results.
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
Americans with Disabilities Act. Restaurants located in the United States must comply with Title III of the Americans with Disabilities Act of 1990, as amended (the “ADA”). Although we believe newer restaurants meet the ADA construction standards and, further, that franchisees have historically been diligent in the remodeling of older restaurants, a finding of noncompliance with the ADA could result in the imposition of injunctive relief, fines, an award of damages to private litigants, or additional capital expenditures to remedy such noncompliance. Any imposition of injunctive relief, fines, damage awards, or capital expenditures could adversely affect the ability of a franchisee to make royalty payments, or could generate negative publicity, or otherwise adversely affect us.
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
Potential Conflicts with Franchisee Organizations. Although we believe our relationship with our franchisees is open and strong, the nature of the franchisor-franchisee relationship can give rise to conflict. In the U.S., our approach is collaborative in that we have established district advisory councils, regional advisory councils, and a national brand advisory council for each of the Dunkin' Donuts brand and the Baskin-Robbins brand. The councils are comprised of franchisees, brand employees, and executives, and they meet to discuss the strengths, weaknesses, challenges, and opportunities facing the brands as well as the rollout of new products and projects. Internationally, our operations are primarily conducted through joint ventures with local licensees, so our relationships are conducted directly with our licensees rather than separate advisory committees. No material disputes with franchisee organizations exist in the United States or internationally at this time.
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
Unforeseen events, including war, terrorism, and other international, regional, or local instability or conflicts (including labor issues), embargos, public health issues (including tainted food, food-borne illnesses, food tampering, or water supply or widespread/pandemic illness such as Ebola, the avian or H1N1 flu), and natural disasters such as earthquakes, tsunamis, hurricanes, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations or that of our franchisees or suppliers; or result in political or economic instability. These events could reduce traffic in our restaurants and demand for our products; make it difficult or impossible for our franchisees to receive products from their suppliers; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our or our franchisees' ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event or events, which in turn may materially and adversely impact our business and operating results.

Risks related to our common stock

Our stock price could be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.
Since our initial public offering in July 2011, the price of our common stock, as reported by NASDAQ, has ranged from a low of $23.24 on December 15, 2011 to a high of $53.05 on March 21, 2014. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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
As of December 27, 2014, we owned 93 properties and leased 911 locations across the U.S. and Canada, a majority of which we leased or subleased to franchisees. For fiscal year 2014, we generated 13.0%, or $97.7 million, of our total revenue from rental fees from franchisees who lease or sublease their properties from us.
The remaining balance of restaurants selling our products are situated on real property owned by franchisees or leased directly by franchisees from third-party landlords. All international restaurants (other than 11 located in Canada) are owned by licensees and their sub-franchisees or leased by licensees and their sub-franchisees directly from a third-party landlord.
Nearly 100% of Dunkin’ Donuts and Baskin-Robbins restaurants are owned and operated by franchisees. We have construction and site management personnel who oversee the construction of restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. As of December 27, 2014, there were 11,310 Dunkin' Donuts points of distribution, operating in 41 states and the District of Columbia in the U.S. and 35 foreign countries. Baskin-Robbins points of distribution totaled 7,552, operating in 43 states and the District of Columbia in the U.S. and 48 foreign countries. All but 41 of the Dunkin’ Donuts and Baskin-Robbins points of distribution were franchisee-owned. The following table illustrates domestic and international points of distribution by brand and whether they are operated by the Company or our franchisees as of December 27, 2014.

	Franchisee-owned points of distribution	Company-owned or company-operated points of distribution
Dunkin’ Donuts—US*	8,047	35
Dunkin’ Donuts—International	3,228	—
Total Dunkin’ Donuts*	11,275	35
Baskin-Robbins—US*	2,478	6
Baskin-Robbins—International	5,068	—
Total Baskin-Robbins*	7,546	6
Total US	10,525	41
Total International	8,296	—

*	Combination restaurants, as more fully described below, count as both a Dunkin’ Donuts and a Baskin-Robbins point of distribution.

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
In the U.S., Baskin-Robbins can also be found in 1,209 combination restaurants (“combos”) that also include a Dunkin’ Donuts restaurant, and are typically either free-standing or an end-cap. These combos, which we count as both a Dunkin’ Donuts and a Baskin-Robbins point of distribution, typically range from 1,400 to 3,500 square feet.
Of the 9,322 U.S. franchised restaurants, 86 were sites owned by the Company and leased to franchisees, 858 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. Our land or land and building leases are generally for terms of ten to 20 years, and often have one or more five-year or ten-year renewal options. In certain lease agreements, we have the option to purchase, or the right of first refusal to purchase, the real estate. Certain leases require the payment of additional rent equal to a percentage of annual sales in excess of specified amounts.
Of the sites owned or leased by the Company in the U.S., 14 are locations that no longer have a Dunkin’ Donuts or Baskin-Robbins restaurant (“surplus properties”). Some of these surplus properties have been sublet to other parties while the remaining are currently vacant.
We have 11 leased franchised restaurant properties and 2 surplus leased properties in Canada. We also have leased office space in Brazil, China, Dubai, and the United Kingdom.
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
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. The Company has accrued additional interest on the judgment amount, resulting in an estimated liability of $23.9 million, including the impact of foreign exchange, as of December 27, 2014. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision in the Quebec Court of Appeals (Montreal).

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

Fiscal Quarter	High	Low
2014
Fourth Quarter (13 weeks ended December 27, 2014)	$49.00	$41.55
Third Quarter (13 weeks ended September 27, 2014)	$47.94	$40.50
Second Quarter (13 weeks ended June 28, 2014)	$50.99	$43.18
First Quarter (13 weeks ended March 29, 2014)	$53.05	$45.43

2013
Fourth Quarter (13 weeks ended December 28, 2013)	$49.48	$43.91
Third Quarter (13 weeks ended September 28, 2013)	$46.50	$40.51
Second Quarter (13 weeks ended June 29, 2013)	$43.52	$36.67
First Quarter (13 weeks ended March 30, 2013)	$40.00	$32.32
On February 17, 2015, we had 711 holders of record of our common stock.
Dividend policy
During fiscal years 2014 and 2013, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2014:
First quarter	$0.23	$24,520	March 19, 2014
Second quarter	$0.23	$24,239	June 4, 2014
Third quarter	$0.23	$23,997	September 3, 2014
Fourth quarter	$0.23	$24,019	December 3, 2014

Fiscal year 2013:
First quarter	$0.19	$20,191	February 20, 2013
Second quarter	$0.19	$20,259	June 6, 2013
Third quarter	$0.19	$20,257	September 4, 2013
Fourth quarter	$0.19	$20,301	November 26, 2013
On February 5, 2015, we announced that our board of directors approved an increase to the next quarterly dividend to $0.265 per share of common stock payable March 18, 2015.

Securities authorized for issuance under our equity compensation plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,664,927	$27.76	8,454,325
Equity compensation plans not approved by security holders	—	—	—
TOTAL	4,664,927	$27.76	8,454,325
Performance Graph
The following graph depicts the total return to shareholders from July 27, 2011, the date our common stock became listed on the NASDAQ Global Select Market, through December 27, 2014, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on July 27, 2011 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	7/27/2011	12/31/2011	12/29/2012	12/28/2013	12/27/2014
Dunkin’ Brands Group, Inc. (DNKN)	$100.00	$99.92	$132.02	$198.43	$179.51
S&P 500	$100.00	$94.42	$105.29	$138.25	$156.83
S&P Consumer Discretionary	$100.00	$95.65	$114.27	$163.04	$177.64

Item 6.	Selected Financial Data.
The following table sets forth our selected historical consolidated financial and other data, and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected historical financial data has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. The data in the following table related to adjusted operating income, adjusted net income, points of distribution, comparable store sales growth, franchisee-reported sales, company-owned restaurant sales, and systemwide sales growth are unaudited for all periods presented. The data for fiscal year 2011 reflects the results of operations for a 53-week period. All other periods presented reflect the results of operations for 52-week periods.

	Fiscal Year
	2014	2013	2012	2011	2010
	($ in thousands, except per share data or as otherwise noted)
Consolidated Statements of Operations Data:
Franchise fees and royalty income	$482,329	453,976	418,940	398,474	359,927
Rental income	97,663	96,082	96,816	92,145	91,102
Sales of ice cream products	116,320	112,276	94,659	100,068	84,989
Sales at company-owned restaurants	22,206	24,976	22,922	12,154	17,362
Other revenues	30,191	26,530	24,844	25,357	23,755
Total revenues	748,709	713,840	658,181	628,198	577,135
Amortization of intangible assets	25,760	26,943	26,943	28,025	32,467
Long-lived asset impairment charges	1,484	563	1,278	2,060	7,075
Other operating costs and expenses(1)(2)(3)	405,291	409,125	415,191	390,388	362,856
Total operating costs and expenses	432,535	436,631	443,412	420,473	402,398
Net income (loss) of equity method investments(4)	14,846	18,370	22,351	(3,475)	17,825
Other operating income, net(3)	7,838	9,157	2,309	1,059	963
Operating income	338,858	304,736	239,429	205,309	193,525
Interest expense, net	(67,824)	(79,831)	(73,488)	(104,449)	(112,532)
Loss on debt extinguishment and refinancing transactions	(13,735)	(5,018)	(3,963)	(34,222)	(61,955)
Other gains (losses), net	(1,566)	(1,799)	23	175	408
Income before income taxes	255,733	218,088	162,001	66,813	19,446
Net income attributable to Dunkin' Brands	$176,357	146,903	108,308	34,442	26,861
Earnings (loss) per share:
Class L—basic and diluted	n/a	n/a	n/a	6.14	4.87
Common—basic	$1.67	1.38	0.94	(1.41)	(2.04)
Common—diluted	1.65	1.36	0.93	(1.41)	(2.04)

	Fiscal Year
	2014	2013	2012	2011	2010
	($ in thousands, except per share data or as otherwise noted)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and restricted cash	$208,358	257,238	252,985	246,984	134,504
Total assets	3,177,383	3,234,690	3,217,513	3,224,018	3,147,288
Total debt(5)	1,819,014	1,831,037	1,857,580	1,473,469	1,864,881
Total liabilities	2,802,433	2,822,402	2,867,538	2,478,082	2,841,047
Common stock, Class L(6)	—	—	—	—	840,582
Total stockholders’ equity (deficit)(6)	367,959	407,358	349,975	745,936	(534,341)
Other Financial Data:
Capital expenditures	$23,638	31,099	22,398	18,596	15,358
Adjusted operating income(7)	365,956	340,396	307,157	270,740	233,067
Adjusted net income(7)	186,113	165,761	149,700	101,744	87,759
Points of Distribution(8):
Dunkin’ Donuts U.S.	8,082	7,677	7,306	7,015	6,772
Dunkin’ Donuts International	3,228	3,181	3,043	2,871	2,931
Baskin-Robbins U.S.	2,484	2,467	2,463	2,493	2,585
Baskin-Robbins International	5,068	4,833	4,556	4,217	3,848
Total points of distribution	18,862	18,158	17,368	16,596	16,136
Comparable Store Sales Growth (Decline)(9):
Dunkin’ Donuts U.S.	1.6%	3.4%	4.2%	5.1%	2.3%
Dunkin’ Donuts International(10)	(2.0)%	(0.4)%	2.0%	n/a	n/a
Baskin-Robbins U.S.	4.7%	0.8%	3.8%	0.5%	(5.2)%
Baskin-Robbins International(10)	(1.2)%	1.9%	2.8%	n/a	n/a
Franchisee-Reported Sales ($ in millions)(11):
Dunkin’ Donuts U.S.	$7,154.2	6,717.5	6,242.0	5,919.2	5,403.3
Dunkin’ Donuts International	701.8	683.6	663.2	636.7	583.6
Baskin-Robbins U.S.	543.1	513.3	509.3	501.7	500.6
Baskin-Robbins International	1,352.2	1,362.0	1,356.8	1,286.3	1,151.5
Total franchisee-reported sales	$9,751.3	9,276.4	8,771.3	8,343.9	7,639.0
Company-Owned and Company-Operated POD Sales ($ in millions)(12):
Dunkin’ Donuts U.S.	$21.3	24.6	22.2	11.6	16.9
Baskin-Robbins U.S.	0.9	0.4	0.7	0.5	0.4
Systemwide Sales Growth (Decline)(13):
Dunkin’ Donuts U.S.	6.4%	7.6%	5.6%	9.4%	4.7%
Dunkin’ Donuts International	2.7%	3.1%	4.2%	9.1%	15.0%
Baskin-Robbins U.S.	5.9%	0.7%	1.5%	0.2%	(5.6)%
Baskin-Robbins International	(0.7)%	0.4%	5.5%	11.7%	19.5%
Total systemwide sales growth	5.1%	5.8%	5.2%	9.1%	6.7%

(1)
Includes management fees paid to our former private equity owners of $16.4 million and $3.0 million for fiscal years 2011 and 2010, respectively, under a management agreement, which was terminated in connection with our IPO.

(2)
Fiscal year 2012 includes a $20.7 million incremental legal reserve recorded in the second quarter related to the Quebec Superior Court’s ruling in the Bertico litigation, in which the Court found for the Plaintiffs and issued a judgment against Dunkin’ Brands in the amount of approximately $C16.4 million (approximately $15.9 million), plus costs and interest.

(3)
Represents certain income generating transactions, including gains on the sale of real estate and company-owned restaurants, that historically were recorded to general and administrative expenses, net in the consolidated statements of operations. Income from these transactions were reclassified for all prior periods presented to conform to the current year presentation.

(4)
Fiscal year 2013 includes an impairment of the investment in the Spain joint venture of $873 thousand. Fiscal year 2011 includes an impairment of the investment in the Korea joint venture of $19.8 million.

(5)
Includes capital lease obligations of $8.1 million, $7.4 million, $7.6 million, $5.2 million, and $5.4 million as of December 27, 2014, December 28, 2013, December 29, 2012, December 31, 2011, and December 25, 2010, respectively.

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

	Fiscal Year
	2014	2013	2012	2011	2010
	(Unaudited, $ in thousands)
Operating income	$338,858	304,736	239,429	205,309	193,525
Adjustments:
Amortization of other intangible assets	25,760	26,943	26,943	28,025	32,467
Long-lived asset impairment charges	1,484	563	1,278	2,060	7,075
Third-party product volume guarantee	(300)	7,500	—	—	—
Sponsor termination fee	—	—	—	14,671	—
Secondary offering costs	—	—	4,783	1,899	—
Peterborough plant closure(a)	—	654	14,044	—	—
Transaction costs(b)	154	—	—	—	—
Korea joint venture impairment, net(c)	—	—	—	18,776	—
Bertico litigation(d)	—	—	20,680	—	—
Adjusted operating income	$365,956	340,396	307,157	270,740	233,067
Net income attributable to Dunkin' Brands	$176,357	146,903	108,308	34,442	26,861
Adjustments:
Amortization of other intangible assets	25,760	26,943	26,943	28,025	32,467
Long-lived asset impairment charges	1,484	563	1,278	2,060	7,075
Third-party product volume guarantee	(300)	7,500	—	—	—
Sponsor termination fee	—	—	—	14,671	—
Secondary offering costs	—	—	4,783	1,899	—
Peterborough plant closure(a)	—	654	14,044	—	—
Transaction costs(b)	154	—	—	—
Korea joint venture impairment, net(c)	—	—	—	18,776	—
Bertico litigation(d)	—	—	20,680	—	—
Loss on debt extinguishment and refinancing transactions	13,735	5,018	3,963	34,222	61,955
Tax impact of adjustments, excluding Bertico litigation(e)	(16,333)	(16,271)	(20,404)	(32,351)	(40,599)
Tax impact of Bertico adjustment(f)	—	—	(3,980)	—	—
Income tax audit settlements(g)	(6,717)	(8,417)	(10,514)	—	—
Tax impact of legal entity conversion(h)	(8,541)	—	—	—	—
State tax apportionment(i)	514	2,868	4,599	—	—
Adjusted net income	$186,113	165,761	149,700	101,744	87,759

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

(b)	Represents costs incurred in connection with obtaining a new securitized financing facility, which was completed in January 2015.

(c)
Amount consists of an impairment of the investment in the Korea joint venture of $19.8 million, less a reduction in depreciation and amortization, net of tax, of $1.0 million resulting from the allocation of the impairment charge to the underlying intangible and long-lived assets of the joint venture.

(d)
Represents the incremental legal reserve recorded in the second quarter of 2012 related to the Quebec Superior Court's ruling in the Bertico litigation, in which the Court found for the Plaintiffs and issued a judgment against Dunkin' Brands in the amount of approximately $C16.4 million (approximately $15.9 million), plus costs and interest.

(e)
Tax impact of adjustments calculated at a 40% effective tax rate for each period presented, excluding the Korea joint venture impairment in fiscal year 2011 as there was no tax impact related to that charge and the Bertico litigation adjustment for which the tax impact is calculated separately.

(f)	Tax impact of Bertico litigation adjustment calculated as if the incremental reserve had not been recorded, considering statutory tax rates and deductibility.

(g)
Represents income tax benefits resulting from the settlement of historical tax positions settled during the period, primarily related to the accounting for the acquisition of the Company by private equity firms in 2006.

(h)	Represents the net tax impact of converting Dunkin' Brands Canada Ltd. to Dunkin' Brands Canada ULC.

(i)	Represents tax expense recognized due to an increase in our overall state tax rate for a shift in the apportionment of income to certain state jurisdictions.

(8)	Represents period end points of distribution.

(9)
Represents the growth in average weekly sales for franchisee- and company-owned restaurants that have been open at least 54 weeks that have reported sales in the current and comparable prior year week.

(10)	Comparable store sales growth data was not available for our international segments until fiscal year 2012.

(11)	Franchisee-reported sales include sales at franchisee restaurants, including joint ventures.

(12)	Company-owned POD sales include sales at restaurants majority owned and operated by Dunkin’ Brands.

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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With more than 18,800 points of distribution in nearly 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of December 27, 2014, Dunkin’ Donuts had 11,310 global points of distribution with restaurants in 41 U.S. states and the District of Columbia and in 35 foreign countries. Baskin-Robbins had 7,552 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 48 foreign countries.
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
Approximately 64% of our revenue for fiscal year 2014 was derived from royalty income and franchise fees. Rental income from franchisees that lease or sublease their properties from us accounted for 13% of our revenue for fiscal year 2014. An additional 16% of our revenue for fiscal year 2014 was generated from sales of ice cream products to Baskin-Robbins franchisees in certain international markets. The balance of our revenue for fiscal year 2014 consisted of revenue from our company-owned restaurants, license fees on products sold in non-franchised outlets, license fees on sales of ice cream products to Baskin-Robbins franchisees in the U.S., refranchising gains, transfer fees from franchisees, and online training fees.

Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 41 company-owned or company-operated points of distribution as of December 27, 2014, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For fiscal year 2014, franchisee contributions to the U.S. advertising funds were $379.4 million.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2014, 2013, and 2012 reflect the results of operations for the 52-week periods ending on December 27, 2014, December 28, 2013, and December 29, 2012.
Selected operating and financial highlights

	Fiscal year
	2014	2013	2012
Systemwide sales growth	5.1%	5.8%	5.2%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	1.6%	3.4%	4.2%
Dunkin' Donuts International	(2.0)%	(0.4)%	2.0%
Baskin-Robbins U.S.	4.7%	0.8%	3.8%
Baskin-Robbins International	(1.2)%	1.9%	2.8%
Total revenues	$748,709	713,840	658,181
Operating income	338,858	304,736	239,429
Adjusted operating income	365,956	340,396	307,157
Net income attributable to Dunkin’ Brands	176,357	146,903	108,308
Adjusted net income	186,113	165,761	149,700

Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. See note 6 to “Selected Financial Data” for reconciliations of operating income and net income determined under GAAP to adjusted operating income and adjusted net income, respectively.
Fiscal year 2014 compared to fiscal year 2013
Overall growth in systemwide sales of 5.1% for fiscal year 2014, resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 6.4%, which was the result of comparable store sales growth of 1.6% driven by both increased average ticket and transaction counts, as well as net development of 405 restaurants in 2014. The increase in average ticket was driven by an increase in units per transaction.

•
Dunkin’ Donuts International systemwide sales growth of 2.7% as a result of sales increases in the Middle East and Europe driven primarily by net new restaurant development, offset by a decline in systemwide sales in South Korea net of favorable foreign exchange rates. Dunkin’ Donuts International comparable store sales declined 2.0% driven primarily by a decline in South Korea, offset by growth in the Middle East.

•
Baskin-Robbins U.S. systemwide sales growth of 5.9% resulting primarily from comparable store sales growth of 4.7%. Baskin-Robbins U.S. comparable store sales growth was driven by increased sales of cups and cones, desserts, beverages, and take-home ice cream quarts. Additionally, online cake ordering continues to fuel cake category growth.

•
Baskin-Robbins International systemwide sales decline of 0.7% resulting from decreased sales in Japan, which resulted from both unfavorable foreign exchange rates as well as a decline in comparable store sales, and a decline in sales to the U.S. military in Afghanistan. Offsetting these decreases was an increase in systemwide sales in South Korea driven by favorable foreign exchange rates, net new restaurant development, and comparable store sales growth. Baskin-Robbins International comparable store sales declined 1.2% driven primarily by the decline in Japan, offset by growth in South Korea and the Middle East.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the fiscal years ended December 27, 2014 and December 28, 2013 were as follows:

	December 27, 2014	December 28, 2013
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,082	7,677
Dunkin’ Donuts International	3,228	3,181
Baskin-Robbins U.S.	2,484	2,467
Baskin-Robbins International	5,068	4,833
Consolidated global points of distribution	18,862	18,158

	Fiscal year ended
	December 27, 2014	December 28, 2013
Net openings, during the period:
Dunkin’ Donuts U.S.	405	371
Dunkin’ Donuts International	47	138
Baskin-Robbins U.S.	17	4
Baskin-Robbins International	235	277
Consolidated global net openings	704	790
The increase in total revenues of $34.9 million, or 4.9%, for fiscal year 2014 resulted primarily from a $28.4 million increase in franchise fees and royalty income driven by the increase in Dunkin’ Donuts U.S. systemwide sales and additional franchise fees due to favorable development mix and additional gross development. Additionally, sales of ice cream products increased by $4.0 million due primarily to additional sales of ice cream products in the Middle East and Europe, offset by a decline in sales to our Australian joint venture, due primarily to the sale of all ice cream products inventory on hand in fiscal year 2013 in conjunction with the sale of 80% of our Baskin-Robbins Australia business.
Operating income and adjusted operating income increased $34.1 million, or 11.2%, and $25.6 million, or 7.5%, respectively, for fiscal year 2014 driven by the $28.4 million increase in franchise fees and royalty income. Also contributing to the increases in operating and adjusted operating income were gains recognized in connection with the sale of real estate and a gain recognized in connection with the sale of all company-owned restaurants in the Atlanta market in fiscal year 2014. These increases were offset by a $6.3 million gain related to the sale of 80% of our Baskin-Robbins Australia business recorded in fiscal year 2013, additional breakage income, net of gift card program costs, of $5.4 million on unredeemed Dunkin' Donuts gift card balances recorded in fiscal year 2013, and a decrease in net income of equity method investments primarily from our Japan and Korea joint ventures in fiscal year 2014. Also contributing to the growth in operating income for fiscal year 2014 was a $7.5 million charge related to a third-party product volume guarantee recorded in the prior year
Net income attributable to Dunkin’ Brands increased $29.5 million, or 20.0%, for fiscal year 2014 as a result of the $34.1 million increase in operating income and a $12.0 million decrease in net interest expense due to the refinancing of our term loans in February 2014. These increases were offset by an $8.7 million increase in loss on debt extinguishment and refinancing transactions and an $8.4 million increase in income tax expense driven by increased profit before tax. The effective tax rate for fiscal year 2014 was favorably impacted by tax benefits resulting from a restructuring of our Canadian subsidiaries.
Adjusted net income increased $20.4 million, or 12.3%, for fiscal year 2014 resulting primarily from a $25.6 million increase in adjusted operating income and the $12.0 million decrease in net interest expense, offset by a $17.6 million increase in income tax expense.

Fiscal year 2013 compared to fiscal year 2012
Overall growth in systemwide sales of 5.8% for fiscal year 2013, resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 7.6%, which was the result of comparable store sales growth of 3.4% driven by both increased average ticket and transaction counts, as well as net development of 371 restaurants in 2013. The increase in average ticket resulted primarily from guests purchasing more units per transaction, including add-on items, and positive mix as guests purchased more premium-priced cold beverages and differentiated sandwiches. Increased traffic was driven by our focus on operational excellence and product and marketing innovation, resulting in strong growth in beverages, breakfast sandwiches, donuts and our afternoon platform.

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

•
Baskin-Robbins International systemwide sales growth of 0.4% resulting from increased sales in South Korea and the Middle East, which resulted from both comparable store sales growth and net development. Offsetting this growth was a decrease in systemwide sales in Japan driven by an unfavorable foreign currency impact.

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
Operating income increased $65.3 million, or 27.3%, for fiscal year 2013 driven by the $35.0 million increase in franchise fees and royalty income, as well as a gain of $6.3 million recognized on the sale of 80% of our Baskin-Robbins Australia business. The increase in operating income was also attributable to a $20.7 million increase in the Bertico litigation legal reserve recorded in the prior year, as well as an unfavorable impact of approximately $14.0 million associated with the closure of our ice cream manufacturing plant in Peterborough, Ontario, Canada in fiscal year 2012. Offsetting these increases in operating income was a $7.5 million charge related to a third-party product volume guarantee recorded in fiscal year 2013, as well as $3.7 million in write-downs related to our investments in the Dunkin' Donuts Spain joint venture.

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
Earnings per share
Earnings per common share and adjusted earnings per common share were as follows:

	Fiscal year
	2014	2013	2012
Earnings per share:
Common – basic	$1.67	1.38	0.94
Common – diluted	1.65	1.36	0.93
Diluted adjusted earnings per common share	1.74	1.53	1.28
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Fiscal year
	2014	2013	2012
Adjusted net income	$186,113	165,761	149,700
Weighted average number of common shares–diluted	106,705,778	108,217,011	116,573,344
Diluted adjusted earnings per share	$1.74	1.53	1.28
Results of operations
Fiscal year 2014 compared to fiscal year 2013
Consolidated results of operations

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$482,329	453,976	28,353	6.2%
Rental income	97,663	96,082	1,581	1.6%
Sales of ice cream products	116,320	112,276	4,044	3.6%
Sales at company-owned restaurants	22,206	24,976	(2,770)	(11.1)%
Other revenues	30,191	26,530	3,661	13.8%
Total revenues	$748,709	713,840	34,869	4.9%

Total revenues increased $34.9 million, or 4.9%, in fiscal year 2014, driven by an increase in franchise fees and royalty income of $28.4 million, or 6.2%, primarily as a result of Dunkin’ Donuts U.S. systemwide sales growth and additional franchise fees due to favorable development mix and additional gross development. Sales of ice cream products increased $4.0 million due primarily to increases in sales of ice cream products in the Middle East and Europe, offset by a decline in sales to our Australian joint venture, due primarily to the sale of all ice cream products inventory on hand in fiscal year 2013 in conjunction with the sale of 80% of our Baskin-Robbins Australia business. Additionally, other revenues increased $3.7 million as a result of sales of Dunkin' Donuts products in the United Kingdom, licensing income, and refranchising gains. These increases were offset by a decline in sales at company-owned restaurants of $2.8 million as a result of a net decrease in the number of company-owned restaurants operating during the year, primarily in the Atlanta market.

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$53,395	52,097	1,298	2.5%
Cost of ice cream products	81,896	79,278	2,618	3.3%
Company-owned restaurant expenses	22,687	24,480	(1,793)	(7.3)%
General and administrative expenses, net	227,534	230,847	(3,313)	(1.4)%
Depreciation and amortization	45,539	49,366	(3,827)	(7.8)%
Long-lived asset impairment charges	1,484	563	921	163.6%
Total operating costs and expenses	$432,535	436,631	(4,096)	(0.9)%
Net income of equity method investments	14,846	18,370	(3,524)	(19.2)%
Other operating income, net	7,838	9,157	(1,319)	(14.4)%
Operating income	$338,858	304,736	34,122	11.2%
Occupancy expenses for franchised restaurants for fiscal year 2014 increased $1.3 million from the prior year driven primarily by an increase in average rent per lease and an increase in sales-based rental expense. The increase in occupancy expenses for franchised restaurants was consistent with the increase in rental income.
Net margin on ice cream products increased slightly for fiscal year 2014 to $34.4 million driven by the favorable impact of Australia inventory write-offs recorded in fiscal year 2013, as well as an increase in sales volume, offset by an increase in commodity costs.
Company-owned restaurant expenses decreased $1.8 million, or 7.3%, from the prior year primarily as a result of a net decrease in the number of company-owned restaurants operating during the year, primarily in the Atlanta market.
General and administrative expenses decreased $3.3 million, or 1.4%, in fiscal year 2014 driven primarily by a $7.5 million charge recorded in the prior year related to a third-party product volume guarantee, offset by additional breakage income, net of gift card program costs, recorded in fiscal year 2013 of $5.4 million on unredeemed Dunkin' Donuts gift card balances. The balance of the fluctuation in general and administrative expenses is due primarily to favorable litigation settlements, offset by an increase in personnel costs, inclusive of additional share-based compensation expense and a reduction in incentive compensation payouts.
As a result of the closure of our ice cream manufacturing plant in fiscal year 2012, the Company expects to incur additional costs of approximately $3 million to $4 million related to the final settlement of our Canadian pension plan, which will likely occur in 2015.
Depreciation and amortization decreased $3.8 million in fiscal year 2014 resulting primarily from assets becoming fully depreciated and assets being written-off upon disposal, as well as a reduction of depreciation on leasehold improvements at the Company's corporate headquarters due to the extension of the related lease term.
The increase in long-lived asset impairment charges in fiscal year 2014 of $0.9 million was driven by the impairment of corporate assets and the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments decreased $3.5 million in fiscal year 2014 driven by decreases in income from our Japan and Korea joint ventures, offset by a $0.9 million impairment of our investment in, as well as losses incurred by, the Dunkin’ Donuts Spain joint venture in fiscal year 2013.

Other operating income, net includes gains recognized in connection with the sale of real estate and fluctuates based on the timing of such transactions. Additionally, other operating income, net of $7.8 million in fiscal year 2014 includes a gain recognized in connection with the sale of the company-owned restaurants in the Atlanta market. Other operating income, net of $9.2 million for fiscal year 2013 includes gains recognized on the sale of 80% of our Baskin-Robbins Australia business, as well as income recognized upon receipt of insurance proceeds related to Hurricane Sandy.

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Interest expense, net	$67,824	79,831	(12,007)	(15.0)%
Loss on debt extinguishment and refinancing transactions	13,735	5,018	8,717	173.7%
Other losses, net	1,566	1,799	(233)	(13.0)%
Total other expense	$83,125	86,648	(3,523)	(4.1)%
The decrease in net interest expense for fiscal year 2014 of $12.0 million resulted primarily from the refinancing transaction that occurred in February 2014, which resulted in a decrease in the weighted average interest rate on the term loans compared to the prior year and a decrease in amortization of capitalized debt issuance costs and original issue discount. As a result of the additional borrowings of long-term debt in January 2015 under the Indenture more fully described under "Liquidity and capital resources" contained herein, we expect net interest expense to increase materially in fiscal year 2015.
The loss on debt extinguishment and refinancing transactions for fiscal year 2014 of $13.7 million resulted from the February 2014 refinancing transaction. The loss on debt extinguishment and refinancing transactions for fiscal year 2013 of $5.0 million resulted from the February 2013 refinancing transaction.
The fluctuation in other losses, net, for fiscal year 2014 was driven primarily by foreign exchange gains and losses due primarily to fluctuations in the U.S. dollar against the Australian dollar and the pound sterling.

	Fiscal year
	2014	2013
	(In thousands, except percentages)
Income before income taxes	$255,733	218,088
Provision for income taxes	80,170	71,784
Effective tax rate	31.3%	32.9%
The reduced effective tax rate for fiscal year 2014 resulted primarily from the net reversal of approximately $7.0 million of reserves for uncertain tax positions for which settlement with taxing authorities was reached during the year or were otherwise deemed effectively settled. Additionally, the effective tax rate for fiscal year 2014 reflects a net tax benefit of $8.5 million related to the restructuring of our Canadian subsidiaries, which included a legal entity conversion of Dunkin’ Brands Canada, Ltd. to Dunkin’ Brands Canada ULC.
The effective tax rate for fiscal year 2013 was favorably impacted by the net reversal of approximately $8.4 million of reserves for uncertain tax positions for which settlement with taxing authorities was reached during the year.
Operating segments
We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, and does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments includes net income of equity method investments, except for the reduction in depreciation and amortization, net of tax, reported by our Korea joint venture as a result of the impairment charge recorded in fiscal year 2011. For a reconciliation to total revenues and income before income taxes, see note 12 to our consolidated financial statements. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, and revenues from the sale of Dunkin' Donuts products in the United Kingdom, all of which are not allocated to a specific segment.
Prior to fiscal year 2014, the segment profit measure used by the Company to assess the performance of and allocate resources to each reportable segment was based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, and other gains and losses, and did not reflect the allocation of any corporate charges. Accordingly, the primary change from the historical segment profit measure is the inclusion of depreciation expense. Beginning in fiscal year 2014, the segment profit measure was revised to the adjusted operating income measure described above to better align the segments with our consolidated performance measures and incentive targets. The segment profit amounts presented below for fiscal years 2013 and 2012 have been adjusted to reflect this change to the measurement of segment profit to enable comparability with fiscal year 2014.
Dunkin’ Donuts U.S.

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Royalty income	$387,826	362,342	25,484	7.0%
Franchise fees	37,388	36,192	1,196	3.3%
Rental income	93,703	91,918	1,785	1.9%
Sales at company-owned restaurants	22,206	24,976	(2,770)	(11.1)%
Other revenues	7,574	5,751	1,823	31.7%
Total revenues	$548,697	521,179	27,518	5.3%
Segment profit	$403,591	374,435	29,156	7.8%
The increase in Dunkin’ Donuts U.S. revenues for fiscal year 2014 was driven primarily by an increase in royalty income of $25.5 million as a result of an increase in systemwide sales, as well as an increase in other revenues of $1.8 million driven partially by refranchising gains. Additionally, rental income increased $1.8 million due to an increase in average rent per lease, as well as the reversal of lease-related liabilities as a result of lease terminations. These increases in revenues were offset by a decrease in sales at company-owned restaurants of $2.8 million due to a net decrease in the number of company-owned restaurants operating during the year, primarily in the Atlanta market.
The increase in Dunkin’ Donuts U.S. segment profit for fiscal year 2014 was driven primarily by increases in royalty income and gains recognized in connection with the sale of the company-owned restaurants in Atlanta and other real estate, as well as an increase in other revenues. The increases in segment profit were partially offset by increases in personnel costs and additional bad debt reserves.
Dunkin’ Donuts International

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Royalty income	$15,383	14,249	1,134	8.0%
Franchise fees	4,430	3,531	899	25.5%
Rental income	110	133	(23)	(17.3)%
Other revenues	(56)	403	(459)	n/m
Total revenues	$19,867	18,316	1,551	8.5%
Segment profit	$12,103	7,453	4,650	62.4%
The increase in Dunkin’ Donuts International revenues for fiscal year 2014 resulted primarily from an increase in royalty income of $1.1 million, driven by an increase in systemwide sales, and in increase in franchise fees of $0.9 million due to openings in existing and new international markets, offset by income recognized in connection with the termination of development agreements in Asia in the prior year. The increases in royalty income and franchise fees was offset by a decline in other revenues due to a decline in transfer fee income.
The increase in Dunkin’ Donuts International segment profit for fiscal year 2014 was driven primarily by $3.7 million in write-downs related to our investments in the Dunkin’ Donuts Spain joint venture recorded in the prior year, as well as revenue growth. Also contributing to the increase in segment profit was a partial recovery of the previously-reserved notes receivable from our Spain joint venture, as well as losses incurred from our Spain joint venture in the prior year period. The increases in segment profit were offset by additional investments in marketing.

Baskin-Robbins U.S.

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Royalty income	$27,015	25,728	1,287	5.0%
Franchise fees	935	1,160	(225)	(19.4)%
Rental income	3,250	3,420	(170)	(5.0)%
Sales of ice cream products	4,018	3,808	210	5.5%
Other revenues	7,940	8,036	(96)	(1.2)%
Total revenues	$43,158	42,152	1,006	2.4%
Segment profit	$27,496	26,608	888	3.3%
The increase in Baskin-Robbins U.S. revenues for fiscal year 2014 was driven primarily by an increase in royalty income of $1.3 million due to an increase in systemwide sales, as well as an increase in sales of ice cream products of $0.2 million. The increases in revenues were offset by decreases in franchise fees of $0.2 million and rental income of $0.2 million.
Baskin-Robbins U.S. segment profit for fiscal year 2014 increased primarily as a result of the increase in royalty income, offset by the decrease in franchise fees and additional breakage income of $0.5 million recorded to the Baskin-Robbins U.S. segment in the prior year related to unredeemed gift certificate balances.
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Royalty income	$7,850	9,109	(1,259)	(13.8)%
Franchise fees	1,502	1,665	(163)	(9.8)%
Rental income	516	535	(19)	(3.6)%
Sales of ice cream products	112,155	108,435	3,720	3.4%
Other revenues	433	589	(156)	(26.5)%
Total revenues	$122,456	120,333	2,123	1.8%
Segment profit	$42,792	54,237	(11,445)	(21.1)%
The increase in Baskin-Robbins International revenues for fiscal year 2014 was driven by a $3.7 million increase in sales of ice cream products, due primarily to increases in sales of ice cream products in the Middle East and Europe, offset by a decline in sales to our Australian joint venture, due primarily to the sale of all ice cream products inventory on hand in fiscal year 2013 in conjunction with the sale of 80% of our Baskin-Robbins Australia business. Offsetting the increase in sales of ice cream products was a decrease in royalty income of $1.3 million due primarily to a decline in Australia, where subsequent to the sale of 80% of our Baskin-Robbins Australia business, the Company no longer earns royalties.
Baskin-Robbins International segment profit decreased $11.4 million for fiscal year 2014 due primarily to a $6.3 million gain recognized on the sale of the Baskin-Robbins Australia business in the prior year and the decrease in royalty income in the current year. Additionally contributing to the decline in segment profit was a decrease in income from our Japan joint venture, as well as increases in advertising and personnel costs, partially offset by an increase in ice cream margin. The ice cream margin for fiscal year 2014 as compared to fiscal year 2013 was favorably impacted by Australia inventory write-offs recorded in fiscal year 2013, as well as an increase in sales volume, offset by an increase in commodity costs.

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
Total revenues increased $55.7 million, or 8.5%, in fiscal year 2013, driven by an increase in franchise fees and royalty income of $35.0 million, or 8.4%, primarily as a result of Dunkin' Donuts U.S. systemwide sales growth and favorable development mix. Sales of ice cream products increased $17.6 million primarily due to increases in sales of ice cream products in the Middle East and an increase in distribution costs billed to customers, as well as a one-time delay in revenue recognition related to the shift in manufacturing to Dean Foods that impacted fourth quarter sales of ice cream products in the prior year. Sales at company-owned restaurants also increased $2.1 million, or 9.0%, driven by higher average sales volumes and the timing of acquisitions and development of restaurants during the periods.

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$52,097	52,072	25	—%
Cost of ice cream products	79,278	69,019	10,259	14.9%
Company-owned restaurant expenses	24,480	23,133	1,347	5.8%
General and administrative expenses, net	230,847	241,883	(11,036)	(4.6)%
Depreciation and amortization	49,366	56,027	(6,661)	(11.9)%
Impairment charges	563	1,278	(715)	(55.9)%
Total operating costs and expenses	$436,631	443,412	(6,781)	(1.5)%
Net income of equity method investments	18,370	22,351	(3,981)	(17.8)%
Other operating income, net	9,157	2,309	6,848	296.6%
Operating income	$304,736	239,429	65,307	27.3%
Occupancy expenses for franchised restaurants for fiscal year 2013 remained flat with the prior year as increases in base rent and sales-based rental expense were offset by fewer reserves recorded for leased locations.
Cost of ice cream products increased $10.3 million, or 14.9% from the prior year, as a result of the 18.6% increase in sales of ice cream products driven primarily by the increase in sales of ice cream products in the Middle East and the prior year being unfavorably impacted by the one-time delay in revenue recognition as a result of the change in shipping terms. The increases were offset by a reduced cost of ice cream products primarily resulting from the shift in manufacturing to Dean Foods.
Company-owned restaurant expenses increased $1.3 million, or 5.8%, from the prior year primarily as a result of higher sales volumes, offset by operating efficiencies realized.
General and administrative expenses, net for fiscal year 2012 included an incremental legal reserve of $20.7 million recorded upon the Canadian court’s ruling in June 2012 in the Bertico litigation, as well as $5.0 million of costs associated with the announced closure of our ice cream manufacturing plant in Canada, consisting primarily of severance, payroll, and other transition-related costs. General and administrative expenses for fiscal year 2012 also included $4.8 million of transaction costs and incremental share-based compensation related to the secondary offerings and share repurchases that were completed in April and August 2012. General and administrative expenses for fiscal year 2013 were impacted by a $7.5 million charge related to a third-party product volume guarantee, as well as $0.7 million of costs associated with the closure of our ice cream manufacturing plant in Canada.

Excluding the items noted above, general and administrative expenses, net increased $11.3 million, or 5.3%, in fiscal year 2013. This increase was driven primarily by a $6.5 million increase in personnel costs related to continued investments in our Dunkin’ Donuts U.S. contiguous growth strategy and our international brands, as well as additional stock compensation expense, offset by a reduction in incentive compensation payouts. Also contributing to the increase in general and administrative expenses, net was $2.8 million of reserves on accounts and notes receivable from our Dunkin' Donuts Spain joint venture. Offsetting these increases was additional breakage income recorded in fiscal year 2013 of $2.3 million on unredeemed gift card and gift certificate balances. The remaining increase in other general and administrative costs of $3.8 million resulted primarily from additional investments in advertising and other brand-building activities.
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
Net income of equity method investments decreased $4.0 million in fiscal year 2013 driven by a decline of $1.6 million in the reduction of depreciation and amortization expense for South Korea resulting from the impairment charge recorded by the Company in fiscal year 2011 related to the underlying long-lived assets of the Korea joint venture. Also, contributing to the decrease in net income of equity method investments was a decline in the income from our Japan joint venture, losses realized from our Dunkin' Donuts joint venture in Spain, as well as a $0.9 million impairment of our investment in the Dunkin' Donuts Spain joint venture. Partially offsetting these declines was an increase in income from our Korea joint venture. Net income of equity method investments for the years ended December 28, 2013 and December 29, 2012 also includes an unfavorable adjustment of $0.7 million and a favorable adjustment of $0.3 million, respectively, related to differences between local accounting principles applied by our Japan and Korea joint ventures and U.S. GAAP, which contributed to the decrease for the year.
Other operating income, net includes gains recognized in connection with the sale of real estate and fluctuates based on the timing of such transactions. Additionally, other operating income, net of $9.2 million for fiscal year 2013 includes gains recognized on the sale of 80% of our Baskin-Robbins Australia business, as well as income recognized upon receipt of insurance proceeds related to Hurricane Sandy.

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
The reduced effective tax rate for fiscal year 2013 primarily resulted from the net reversal of approximately $8.4 million of reserves for uncertain tax positions for which settlement with taxing authorities was reached during fiscal year 2013. Additionally, the effective tax rate for fiscal year 2013 reflects an approximately $3.1 million benefit resulting from a change in mix of income between domestic and international tax jurisdictions resulting from changes in operations, which we expect to continue to favorably impact the effective tax rate in future years.
The effective tax rate for fiscal year 2012 reflects the impact of net tax benefits of $10.2 million related to the reversal of reserves for uncertain tax positions for which settlement with the taxing authorities was reached in fiscal year 2012. Offsetting these tax benefits was $4.6 million of deferred tax expense recorded in fiscal year 2012 primarily related to an increase in our overall state tax rate for a shift in the apportionment of income to state jurisdictions, as a result of the closure of the Peterborough manufacturing plant and transition to Dean Foods.
Operating segments
Dunkin’ Donuts U.S.

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Royalty income	$362,342	337,170	25,172	7.5%
Franchise fees	36,192	29,445	6,747	22.9%
Rental income	91,918	92,049	(131)	(0.1)%
Sales at company-owned restaurants	24,976	22,765	2,211	9.7%
Other revenues	5,751	3,970	1,781	44.9%
Total revenues	$521,179	485,399	35,780	7.4%
Segment profit	$374,435	341,776	32,659	9.6%
The increase in Dunkin’ Donuts U.S. revenues for fiscal year 2013 was primarily driven by an increase in royalty income of $25.2 million as a result of an increase in systemwide sales, as well as increased franchise fees of $6.7 million due to additional gross development, favorable development mix, and increased franchise renewals. The increase in revenues was also driven by an increase in sales at company-owned restaurants of $2.2 million driven by higher average sales volumes and the timing of acquisitions and development of restaurants during the periods, as well as an increase in gains from refranchising transactions.
The increase in Dunkin’ Donuts U.S. segment profit for fiscal year 2013 was primarily driven by revenue growth, partially offset by an increase in personnel costs of $2.7 million as a result of continued investments in our Dunkin' Donuts U.S. contiguous growth strategy.
Dunkin’ Donuts International

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Royalty income	$14,249	13,474	775	5.8%
Franchise fees	3,531	1,715	1,816	105.9%
Rental income	133	179	(46)	(25.7)%
Other revenues	403	117	286	244.4%
Total revenues	$18,316	15,485	2,831	18.3%
Segment profit	$7,453	9,636	(2,183)	(22.7)%

The increase in Dunkin’ Donuts International revenue for fiscal year 2013 resulted primarily from an increase in franchise fees of $1.8 million due to income recognized in connection with the termination of development agreements in Asia and franchise fees for openings in new international markets, and an increase in royalty income of $0.8 million driven by the increase in systemwide sales. Dunkin' Donuts International revenues for fiscal year 2013 also includes a $0.3 million increase in other revenues driven by incremental transfer fee income.
The decrease in Dunkin’ Donuts International segment profit for fiscal year 2013 was primarily driven by $3.7 million in write-downs related to our investments in the Dunkin' Donuts Spain joint venture, as well as a decline in net income of equity method investments of $0.9 million. For Dunkin' Donuts International, net income of equity method investments includes an unfavorable adjustment of $0.3 million for fiscal year 2013 and a favorable adjustment of $0.6 million for fiscal year 2012 related to differences between local accounting principles applied by our Korea joint venture and U.S. GAAP, which were drivers for the decline in net income of equity method investments for the segment. Losses realized from our Spain joint venture were offset by increased net income from our Korea joint venture. In addition to the decline in net income of equity method investments, segment profit also declined as a result of investments in personnel, marketing and other initiatives to grow the Dunkin' Donuts International business, offset by the increase in total revenues.
Baskin-Robbins U.S.

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Royalty income	$25,728	25,768	(40)	(0.2)%
Franchise fees	1,160	775	385	49.7%
Rental income	3,420	3,949	(529)	(13.4)%
Sales of ice cream products	3,808	3,942	(134)	(3.4)%
Sales at company-owned restaurants	—	157	(157)	(100.0)%
Other revenues	8,036	7,483	553	7.4%
Total revenues	$42,152	42,074	78	0.2%
Segment profit	$26,608	25,351	1,257	5.0%

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
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2013	2012	$	%
	(In thousands, except percentages)
Royalty income	$9,109	9,301	(192)	(2.1)%
Franchise fees	1,665	1,292	373	28.9%
Rental income	535	561	(26)	(4.6)%
Sales of ice cream products	108,435	90,717	17,718	19.5%
Other revenues	589	104	485	466.3%
Total revenues	$120,333	101,975	18,358	18.0%
Segment profit	$54,237	45,759	8,478	18.5%

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
Baskin-Robbins International segment profit increased $8.5 million for fiscal year 2013 due primarily to the $6.3 million gain recognized on the sale of the Baskin-Robbins Australia business, as well as an increase in net margin on ice cream of $3.6 million driven by increased sales volumes and cost savings from the transition to Dean Foods, partially offset by Australia inventory write-offs. The increases in segment profit were offset by a decrease in net income of equity method investments of $0.7 million, driven by a decrease in income from our Japan joint venture, partially offset by an increase in income from our Korea joint venture. Offsetting these increases were incremental costs incurred to support the growth of the Baskin-Robbins international segment.
Liquidity and capital resources
As of December 27, 2014, we held $208.1 million of cash and cash equivalents, which included $136.2 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of December 27, 2014, we had a borrowing capacity of $97.1 million under our $100.0 million revolving credit facility. During fiscal year 2014, net cash provided by operating activities was $199.3 million, as compared to net cash provided by operating activities of $141.8 million for fiscal year 2013. Net cash provided by operating activities for fiscal years 2014 and 2013 includes net cash inflows of $8.8 million and $2.0 million, respectively, related to advertising funds and gift card/certificate programs. Excluding cash flows related to advertising funds and gift card/certificate programs, we generated $176.4 million and $116.9 million of free cash flow during fiscal years 2014 and 2013, respectively.
The increase in free cash flow from fiscal year 2013 to 2014 was due primarily to the increase in net income, excluding non-cash items, as well as favorable capital additions to property and equipment. Additional drivers of the increase in free cash flow included proceeds from the sale of real estate and company-owned restaurants and favorable timing of tax payments, offset by proceeds received in the prior year from the Australia sale and the payment of a third-party product volume guarantee.
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
Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Fiscal year
	2014	2013
Net cash provided by operating activities	$199,323	141,799
Less: Increase in cash held for advertising funds and gift card/certificate programs	(8,781)	(2,006)
Less: Net cash used in investing activities	(14,104)	(22,906)
Free cash flow, excluding cash held for advertising funds and gift card/certificate programs	$176,438	116,887
Net cash provided by operating activities of $199.3 million during fiscal year 2014 was driven primarily by net income of $175.6 million, increased by depreciation and amortization of $45.5 million, and dividends received from joint ventures of $7.4 million, offset by $14.6 million of other net non-cash reconciling adjustments, as well as $14.6 million of changes in operating assets and liabilities. The $14.6 million of other non-cash reconciling adjustments resulted primarily from a deferred tax benefit, net income from equity method investments, and gain on sale of real estate and company-owned restaurants, offset by loss on debt extinguishment and refinancing transactions, share-based compensation expense, and the amortization of deferred financing costs and original issue discount. The $14.6 million of changes in operating assets and liabilities was driven primarily by increases in receivables related to gift cards and increases in accounts receivable related to sales of ice cream products, offset by cash collected upon termination of our interest rate swap agreements. During fiscal year 2014, we invested $23.6 million in capital additions to property and equipment, and received proceeds from the sale of real estate and company-owned restaurants of $14.4 million. Net cash used in financing activities was $233.4 million during fiscal year 2014, driven primarily by repurchases of common stock of $130.2 million, dividend payments of $96.8 million, repayment of long-term debt of $15.0 million, and payment of deferred financing and other debt-related costs of $9.2 million, offset by additional tax benefits of $10.8 million realized from the exercise of stock options.

Net cash provided by operating activities of $141.8 million during fiscal year 2013 was primarily driven by net income of$146.3 million, increased by depreciation and amortization of $49.4 million, and dividends received from joint ventures of $7.2 million, offset by $21.2 million of other net non-cash reconciling adjustments, as well as $39.9 million of changes in operating assets and liabilities. The $21.2 million of other non-cash reconciling adjustments primarily resulted from net income from equity method investments, gain on sale of 80% of our Baskin-Robbins Australia business, and a deferred tax benefit, offset by share-based compensation expense, loss on debt extinguishment and refinancing transactions, and the amortization of deferred financing costs and original issue discount. The $39.9 million of changes in operating assets and liabilities was primarily driven by cash paid for income taxes, increases in accounts receivable related to sales of ice cream products, and increases in receivables related to gift cards, offset by the reserve related to the third-party product volume guarantee. During fiscal year 2013, we invested $31.1 million in capital additions to property and equipment, and received net proceeds from the Baskin-Robbins Australia sale of $6.7 million. Net cash used in financing activities was $114.2 million during fiscal year 2013, driven primarily by dividend payments of $81.0 million, the repurchase of common stock of $28.0 million, and repayment of long-term debt of $24.2 million, offset by additional tax benefits of $15.4 million realized from the exercise of stock options.
As of December 27, 2014, our senior credit facility consisted of original aggregate borrowings of approximately $1.90 billion under a term loan facility and an undrawn $100.0 million revolving credit facility. As of December 27, 2014, there was $1.82 billion of total principal outstanding on the term loans, while there was $97.1 million in available borrowings under the revolving credit facility as $2.9 million of letters of credit were outstanding.
On January 26, 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of DBGI, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer also issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allows for the issuance of up to $100.0 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). Principal amortization repayments, payable quarterly, are required on the Class A-2-I Notes equal to $7.5 million and on the Class A-2-II Notes equal to $17.5 million through the respective Anticipated Repayment Dates. If the Class A-2 Notes have not been repaid in full by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service, may also cause a rapid amortization event.
It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to February 2020, subject to two additional one-year extensions.
A portion of the net proceeds of the Notes was used to repay in full the remaining $1.37 billion and $445.0 million of principal outstanding on the term loans issued under our senior credit facility due in February 2021 and February 2017, respectively. The additional net proceeds will be used for general corporate purposes, including a return of capital to the Company’s shareholders.
In contemplation of the securitization transaction described above and related repayment of the outstanding terms loans, we terminated all outstanding interest rate swap agreements with the counterparties in December 2014.
In February 2015, the Company entered into a $400.0 million accelerated share repurchase agreement (the “ASR Agreement”) with a third party financial institution. Pursuant to the terms of the ASR Agreement, the Company paid the financial institution $400.0 million in cash and received approximately 6,950,000 of the Company’s common stock. At settlement, the financial institution may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the financial institution. Final settlement of the ASR Agreement is expected to be completed in June 2015, although the settlement may be accelerated at the financial institution's option.

Our senior credit facility required us to comply on a quarterly basis with certain financial covenants, including a maximum ratio (the “leverage ratio”) of debt to adjusted earnings before interest, taxes, depreciation, and amortization (“EBITDA”) and a minimum ratio (the “interest coverage ratio”) of adjusted EBITDA to interest expense. As of December 27, 2014, the terms of the senior credit facility required that we maintain a leverage ratio of no more than 7.75 to 1.00 and a minimum interest coverage ratio of 1.70 to 1.00. Adjusted EBITDA is a non-GAAP measure used to determine our compliance with certain covenants contained in our senior credit facility, including our leverage ratio. Adjusted EBITDA is defined in our senior credit facility as net income/(loss) before interest, taxes, depreciation and amortization and impairment of long-lived assets, as adjusted for the items summarized in the table below. Adjusted EBITDA is not a presentation made in accordance with GAAP, and our use of the term adjusted EBITDA varies from others in our industry due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Adjusted EBITDA should not be considered as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations we rely primarily on our GAAP results. However, we believe that presenting adjusted EBITDA is appropriate to provide additional information to investors to demonstrate compliance with our financing covenants. As of December 27, 2014, we were in compliance with our senior credit facility financial covenants, including a leverage ratio of 4.38 to 1.00 and an interest coverage ratio of 6.25 to 1.00, which were calculated for fiscal year 2014 based upon the adjustments to EBITDA, as provided for under the terms of our senior credit facility. The following is a reconciliation of our net income to such adjusted EBITDA for fiscal year 2014 (in thousands):

Fiscal year 2014
Net income including noncontrolling interests	$175,563
Interest expense	68,098
Income tax expense	80,170
Depreciation and amortization	45,539
Impairment charges	1,484
EBITDA	370,854
Adjustments:
Non-cash adjustments(a)	10,086
Loss on debt extinguishment and refinancing transactions(b)	13,735
Other(c)	2,823
Total adjustments	26,644
Adjusted EBITDA	$397,498

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(b)
Represents transaction costs associated with the refinancing and repayment of long-term debt, including fees paid to third parties and write-off of deferred financing costs and original issue discount.

(c)	Represents costs and fees associated with various franchisee-related information technology and other investments, bank fees, as well as the net impact of other insignificant adjustments.
Based upon our current level of operations and anticipated growth, we believe that the cash generated from our operations and amounts available under our Variable Funding Notes will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our Variable Funding Notes or otherwise to enable us to service our indebtedness, including our Indenture, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend, or refinance the Notes issued under the Indenture will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.
Off balance sheet obligations
In limited instances, we issue guarantees to financial institutions so that our franchisees can obtain financing with terms of approximately three to ten years for various business purposes. We recognize a liability and offsetting asset for the fair value of such guarantees. The fair value of a guarantee is based on historical default rates of our total guaranteed loan pool. We monitor the financial condition of our franchisees and record provisions for estimated losses on guaranteed liabilities of our franchisees if we believe that our franchisees are unable to make their required payments. As of December 27, 2014, if all of our outstanding guarantees of franchisee financing obligations came due simultaneously, we would be liable for approximately $2.2 million. As of December 27, 2014, an immaterial amount of reserves had been recorded for such guarantees. We generally have cross-default provisions with these franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under such loans. We believe these cross-default provisions significantly reduce the risk that we would not be able to recover the amount of required payments under these guarantees and, historically, we have not incurred significant losses under these guarantees due to defaults by our franchisees.
In 2012, we entered into a third-party guarantee with a distribution facility of franchisee products that guaranteed franchisees would sell a certain volume of cooler beverages each year over a 4-year period. During the second quarter of fiscal year 2013, we determined that the franchisees would not achieve the required sales volume, and therefore, we accrued the maximum guarantee under the agreement of $7.5 million. We made the full required guarantee payment during the first quarter of 2014. No additional guarantee payments will be required under the agreement.
We have also entered into a third-party guarantee with this distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by our franchisees over the term of the agreement, the amount of the guarantee is reduced. As of December 27, 2014, we were contingently liable for $4.3 million, under this guarantee. Additionally, we have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in us being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 27, 2014, we were contingently liable under such supply chain agreements for approximately $51.5 million. We assess the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we have accrued $507 thousand related to these commitments as of December 27, 2014.
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of December 27, 2014, the potential amount of undiscounted payments we could be required to make in the event of nonpayment by the primary lessee was $6.3 million. Our franchisees are the primary lessees under the majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, and we have not recorded a liability for such contingent liabilities.
Contractual obligations
The following table sets forth our contractual obligations as of December 27, 2014, and additionally reflects the impact of the January 2015 securitization refinancing transaction and related Indenture:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$3,092.0	109.3	237.5	930.5	1,814.7
Capital lease obligations	15.1	1.3	2.5	2.4	8.9
Operating lease obligations	666.2	54.4	107.2	102.9	401.7
Purchase obligations and guarantees(2)(3)	0.5	0.5	—	—	—
Short and long-term obligations(4)	0.8	0.8	—	—	—
Total(5)	$3,774.6	166.3	347.2	1,035.8	2,225.3

(1)
Amounts include mandatory principal payments on long-term debt, as well as estimated interest of $90.5 million, $187.5 million, $166.1 million, and $147.9 million for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Interest includes amounts due under the senior credit facility through January 26, 2015 and amounts under the Indenture after January 26, 2015. The repayment of principal outstanding under the senior credit facility upon refinancing is excluded from these amounts. Amounts due under the Indenture are reflected through the anticipated repayment dates as described further above in “Liquidity and capital resources.”

(2)
We have entered into a third-party guarantee with a distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product. As of December 27, 2014, we were contingently liable for $4.3 million under this guarantee. We also have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in our being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 27, 2014, we were contingently liable under such supply chain agreements for approximately $51.5 million, and considering various factors including internal forecasts, prior history, and ability to extend contract terms, we have accrued $507 thousand related to these supply chain commitments. Such amounts, with the exception of the supply chain commitments accrued, are not included in the table above as timing of payment, if any, is uncertain.

(3)
We are guarantors of and are contingently liable for certain lease arrangements primarily as the result of our assigning our interest. As of December 27, 2014, we were contingently liable for $6.3 million under these guarantees, which are discussed further above in “Off balance sheet obligations.” Additionally, in certain cases, we issue guarantees to financial institutions so that franchisees can obtain financing. If all outstanding guarantees, which are discussed further below in “Critical accounting policies,” came due as of December 27, 2014, we would be liable for approximately $2.2 million. Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(4)
Amounts include obligations to former employees under severance agreements. Excluded from these amounts are any payments that may be required related to pending litigation, such as the Bertico matter more fully described in note 17(d) to our consolidated financial statements included herein, as the amount and timing of cash requirements, if any, are uncertain. Additionally, liabilities to employees and former employees under deferred compensation arrangements totaling $8.5 million are excluded from the table above, as timing of payment is uncertain.

(5)
Income tax liabilities for uncertain tax positions, gift card/certificate liabilities, and liabilities to various advertising funds are excluded from the table above as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 27, 2014, we had a liability for uncertain tax positions, including accrued interest and penalties thereon, of $4.9 million. As of December 27, 2014, we had a gift card/certificate liability of $151.1 million and a gift card breakage liability of $25.9 million (see note 2(v) to our consolidated financial statements included herein). As of December 27, 2014, we had a net payable of $13.8 million to various advertising funds.

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
In limited instances, we issue guarantees to financial institutions so that our franchisees can obtain financing with terms of approximately three to ten years for various business purposes. We recognize a liability and offsetting asset for the fair value of such guarantees. The fair value of a guarantee is based on historical default rates of our total guaranteed loan pool. We monitor the financial condition of our franchisees and record provisions for estimated losses on guaranteed liabilities of our franchisees if we believe that our franchisees are unable to make their required payments. As of December 27, 2014, if all of our outstanding guarantees of franchisee financing obligations came due simultaneously, we would be liable for approximately $2.2 million. As of December 27, 2014, we had recorded an immaterial amount of reserves for such guarantees. We generally have cross-default provisions with these franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under such loans. We believe these cross-default provisions significantly reduce the risk that we would not be able to recover the amount of required payments under these guarantees and, historically, we have not incurred significant losses under these guarantees due to defaults by our franchisees.
Impairment of goodwill and other intangible assets
Goodwill and trade names (“indefinite-lived intangibles”) have been assigned to our reporting units, which are also our operating segments, for purposes of impairment testing. All of our reporting units have indefinite-lived intangibles associated with them.
We evaluate the remaining useful life of our trade names to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite-lived intangible assets are tested for impairment annually. We first assess qualitative factors to determine whether it is more likely than not that a trade name is impaired. In the event we were to determine that the carrying value of a trade name would more likely than not exceed its fair value, quantitative testing would be performed. Quantitative testing consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. For goodwill, we first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. In the event we were to determine that a reporting unit's carrying value would more likely than not exceed its fair value, quantitative testing would be performed which consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. We have selected the first day of our fiscal third quarter as the date on which to perform our annual impairment test for all indefinite-lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangibles has been impaired. No impairment of indefinite-lived intangible assets was recorded during fiscal years 2014, 2013, or 2012.
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
Income taxes
Our major tax jurisdictions subject to income tax are the U.S. and Canada. The majority of our U.S. legal entities are limited liability companies (“LLCs”), which are single member entities that are treated as disregarded entities and included as part of DBGI in a consolidated federal income tax return. We also have subsidiaries in foreign jurisdictions that file separate tax returns in their respective countries and local jurisdictions, as required. In addition to Canada, the foreign jurisdictions that our subsidiaries file tax returns include the United Kingdom, Australia, Spain, China, and Brazil. The current income tax liabilities for our foreign subsidiaries are calculated on a stand-alone basis. The current federal tax liability for each entity included in our consolidated federal income tax return is calculated on a stand-alone basis, including foreign taxes, for which a separate company foreign tax credit is calculated in lieu of a deduction for foreign withholding taxes paid. As a matter of course, we are regularly audited by federal, state, and foreign tax authorities.
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
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. This guidance is effective for us in fiscal year 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the impact the adoption of this new standard will have on our accounting policies, consolidated financial statements, and related disclosures, and have not yet selected a transition method.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Foreign exchange risk
We are subject to inherent risks attributed to operating in a global economy. Most of our revenues, costs and debts are denominated in U.S. dollars. Our investments in, and equity income from, joint ventures are denominated in foreign currencies, and are therefore subject to foreign currency fluctuations. For fiscal year 2014, a 5% change in foreign currencies relative to the U.S. dollar would have had an approximately $0.7 million impact on equity in net income of joint ventures. Additionally, a 5% change in foreign currencies as of December 27, 2014 would have had an $8.2 million impact on the carrying value of our investments in joint ventures. In the future, we may consider the use of derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks.
Interest rate risk
As of December 27, 2014, we were subject to interest rate risk in connection with our long-term debt as we had term loans outstanding under our senior credit facility bearing interest at variable rates, subject to a floor. However, as a result of the refinancing transaction completed on January 26, 2015 more fully described in “Liquidity and capital resources” herein, our long-term debt now bears interest at fixed interest rates and we are therefore no longer exposed to interest rate volatility with respect to our long-term debt, other than future borrowings under our Variable Funding Notes.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dunkin’ Brands Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 27, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dunkin’ Brands Group, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dunkin’ Brands Group, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
February 19, 2015

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$208,080	256,933
Accounts receivable, net	55,908	47,162
Notes and other receivables, net	49,152	32,603
Deferred income taxes, net	49,216	46,461
Restricted assets of advertising funds	34,300	31,493
Prepaid income taxes	24,861	25,699
Prepaid expenses and other current assets	21,101	21,409
Total current assets	442,618	461,760
Property and equipment, net	182,061	182,858
Equity method investments	164,493	170,644
Goodwill	891,370	891,598
Other intangible assets, net	1,425,797	1,452,205
Other assets	71,044	75,625
Total assets	$3,177,383	3,234,690
Liabilities, Redeemable Noncontrolling Interests, and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,852	5,000
Capital lease obligations	506	432
Accounts payable	13,814	12,445
Liabilities of advertising funds	48,081	49,077
Deferred income	30,374	28,426
Other current liabilities	258,892	248,918
Total current liabilities	355,519	344,298
Long-term debt, net	1,807,081	1,818,609
Capital lease obligations	7,575	6,996
Unfavorable operating leases acquired	14,795	16,834
Deferred income	14,935	11,135
Deferred income taxes, net	540,339	561,714
Other long-term liabilities	62,189	62,816
Total long-term liabilities	2,446,914	2,478,104
Commitments and contingencies (note 17)
Redeemable noncontrolling interests	6,991	4,930
Stockholders’ equity:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at December 27, 2014 and December 28, 2013, respectively	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 104,630,978 shares issued and outstanding at December 27, 2014; 106,876,919 shares issued and 106,646,219 shares outstanding at December 28, 2013	104	107
Additional paid-in capital	1,093,363	1,196,426
Treasury stock, at cost	—	(10,773)
Accumulated deficit	(711,531)	(779,741)
Accumulated other comprehensive income (loss)	(13,977)	1,339
Total stockholders’ equity	367,959	407,358
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity	$3,177,383	3,234,690

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Revenues:
Franchise fees and royalty income	$482,329	453,976	418,940
Rental income	97,663	96,082	96,816
Sales of ice cream products	116,320	112,276	94,659
Sales at company-owned restaurants	22,206	24,976	22,922
Other revenues	30,191	26,530	24,844
Total revenues	748,709	713,840	658,181
Operating costs and expenses:
Occupancy expenses—franchised restaurants	53,395	52,097	52,072
Cost of ice cream products	81,896	79,278	69,019
Company-owned restaurant expenses	22,687	24,480	23,133
General and administrative expenses, net	227,534	230,847	241,883
Depreciation	19,779	22,423	29,084
Amortization of other intangible assets	25,760	26,943	26,943
Long-lived asset impairment charges	1,484	563	1,278
Total operating costs and expenses	432,535	436,631	443,412
Net income of equity method investments:
Net income, excluding impairment	14,846	19,243	22,351
Impairment charge, net of tax	—	(873)	—
Net income of equity method investments	14,846	18,370	22,351
Other operating income, net	7,838	9,157	2,309
Operating income	338,858	304,736	239,429
Other income (expense):
Interest income	274	404	543
Interest expense	(68,098)	(80,235)	(74,031)
Loss on debt extinguishment and refinancing transactions	(13,735)	(5,018)	(3,963)
Other gains (losses), net	(1,566)	(1,799)	23
Total other expense	(83,125)	(86,648)	(77,428)
Income before income taxes	255,733	218,088	162,001
Provision for income taxes	80,170	71,784	54,377
Net income including noncontrolling interests	175,563	146,304	107,624
Net loss attributable to noncontrolling interests	(794)	(599)	(684)
Net income attributable to Dunkin' Brands	$176,357	146,903	108,308
Earnings per share:
Common—basic	$1.67	1.38	0.94
Common—diluted	1.65	1.36	0.93
Cash dividends declared per common share	0.92	0.76	0.60

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net income including noncontrolling interests	$175,563	146,304	107,624
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(358), $205, and $(260) for the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively	(13,743)	(14,909)	(5,996)
Gain (loss) on interest rate swaps, net of deferred tax expense (benefit) of $(1,608), $5,290 and $(1,154) for the fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively	(2,369)	7,740	(1,655)
Unrealized gain (loss) on pension plan, net of deferred tax expense (benefit) of $80, $(200), and $(415) for the fiscal years ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively	224	(612)	(1,180)
Other	572	(21)	(1,629)
Total other comprehensive loss	(15,316)	(7,802)	(10,460)
Comprehensive income including noncontrolling interests	160,247	138,502	97,164
Comprehensive loss attributable to noncontrolling interests	(794)	(599)	(684)
Comprehensive income attributable to Dunkin' Brands	$161,041	139,101	97,848

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Stockholders' equity								Redeemable noncontrolling interests
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
	Shares	Amount
Balance at December 31, 2011	119,494	$119	1,478,291	—	(752,075)	19,601	—	745,936	—
Net income (loss)	—	—	—	—	108,308	—	(684)	107,624	—
Other comprehensive loss	—	—	—	—	—	(10,460)	—	(10,460)	—
Exercise of stock options	1,277	2	4,416	—	—	—	—	4,418	—
Contributions from noncontrolling interests	—	—	—	—	—	—	4,008	4,008	—
Dividends paid on common stock	—	—	(70,069)	—	—	—	—	(70,069)	—
Share-based compensation expense	372	—	6,920	—	—	—	—	6,920	—
Repurchases of common stock	—	—	—	(450,369)	—	—	—	(450,369)	—
Retirement of treasury stock	(15,001)	(15)	(180,027)	450,369	(270,327)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	11,978	—	—	—	—	11,978	—
Other	—	—	(11)	—	—	—	—	(11)	—
Balance at December 29, 2012	106,142	106	1,251,498	—	(914,094)	9,141	3,324	349,975	—
Net income (loss)	—	—	—	—	146,903	—	(239)	146,664	(360)
Other comprehensive loss	—	—	—	—	—	(7,802)	—	(7,802)	—
Exercise of stock options	1,140	1	7,962	—	—	—	—	7,963	—
Reclassification to redeemable noncontrolling interests	—	—	—	—	—	—	(3,085)	(3,085)	3,085
Contributions from redeemable noncontrolling interests	—	—	—	—	—	—	—	—	2,205
Dividends paid on common stock	—	—	(81,008)	—	—	—	—	(81,008)	—
Share-based compensation expense	12	—	7,323	—	—	—	—	7,323	—
Repurchases of common stock	—	—	—	(27,963)	—	—	—	(27,963)	—
Retirement of treasury stock	(417)	—	(4,688)	17,190	(12,502)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	15,366	—	—	—	—	15,366	—
Other	—	—	(27)	—	(48)	—	—	(75)	—
Balance at December 28, 2013	106,877	107	1,196,426	(10,773)	(779,741)	1,339	—	407,358	4,930
Net income (loss)	—	—	—	—	176,357	—	—	176,357	(794)
Other comprehensive loss	—	—	—	—	—	(15,316)	—	(15,316)	—
Exercise of stock options	693	1	5,119	—	—	—	—	5,120	—
Contributions from redeemable noncontrolling interests	—	—	—	—	—	—	—	—	2,855
Dividends paid on common stock		—	(96,775)	—	—	—	—	(96,775)	—
Share-based compensation expense	26	—	11,287	—	—	—	—	11,287	—
Repurchases of common stock	—	—	—	(130,171)	—	—	—	(130,171)	—
Retirement of treasury stock	(3,142)	(3)	(33,170)	140,944	(107,771)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	10,758	—	—	—	—	10,758	—
Other	—	(1)	(282)	—	(376)	—	—	(659)	—
Balance at December 27, 2014	104,454	$104	1,093,363	—	(711,531)	(13,977)	—	367,959	6,991

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Cash flows from operating activities:
Net income including noncontrolling interests	$175,563	146,304	107,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,539	49,366	56,027
Amortization of deferred financing costs and original issue discount	3,968	4,706	5,727
Loss on debt extinguishment and refinancing transactions	13,735	5,018	3,963
Deferred income taxes	(24,639)	(13,191)	(6,946)
Provision for (recovery of) bad debt	2,821	3,484	(542)
Share-based compensation expense	11,287	7,323	6,920
Net income of equity method investments	(14,846)	(18,370)	(22,351)
Dividends received from equity method investments	7,427	7,226	6,497
Gain on sale of joint venture	—	(6,320)	—
Gain on sale of real estate and company-owned restaurants	(7,458)	(2,591)	(1,085)
Other, net	570	(1,291)	(834)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	(27,224)	(27,444)	6,321
Other current assets	552	1,879	(1,480)
Accounts payable	397	46	2,804
Other current liabilities	11,876	8,163	38,767
Liabilities of advertising funds, net	(2,785)	4,795	(5,688)
Income taxes payable, net	(4,300)	(27,847)	(38,928)
Deferred income	5,770	(842)	(1,491)
Other, net	1,070	1,385	(885)
Net cash provided by operating activities	199,323	141,799	154,420
Cash flows from investing activities:
Additions to property and equipment	(23,638)	(31,099)	(22,398)
Proceeds from sale of real estate and company-owned restaurants	14,361	5,387	2,416
Proceeds from sale of joint venture, net	—	6,682	—
Other, net	(4,827)	(3,876)	(2,965)
Net cash used in investing activities	(14,104)	(22,906)	(22,947)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	396,000
Repayment of long-term debt	(15,000)	(24,157)	(15,441)
Payment of deferred financing and other debt-related costs	(9,213)	(6,157)	(5,978)
Repurchases of common stock	(130,171)	(27,963)	(450,369)
Dividends paid on common stock	(96,775)	(81,008)	(70,069)
Exercise of stock options	5,120	7,963	4,418
Excess tax benefits from share-based compensation	10,758	15,366	11,978
Other, net	1,924	1,782	3,859
Net cash used in financing activities	(233,357)	(114,174)	(125,602)
Effect of exchange rate changes on cash and cash equivalents	(715)	(404)	32
Increase (decrease) in cash and cash equivalents	(48,853)	4,315	5,903
Cash and cash equivalents, beginning of year	256,933	252,618	246,715
Cash and cash equivalents, end of year	$208,080	256,933	252,618
Supplemental cash flow information:
Cash paid for income taxes	$99,410	98,483	90,225
Cash paid for interest	64,485	78,127	54,115
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	2,383	1,366	5,244
Purchase of leaseholds in exchange for capital lease obligations	1,094	173	2,818

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
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2014, 2013, and 2012 reflect the results of operations for the 52-week periods ended December 27, 2014, December 28, 2013, and December 29, 2012, respectively.
(b) Basis of presentation and consolidation
The accompanying consolidated financial statements include the accounts of DBGI and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation.
We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. We also consider for consolidation an entity, in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The principal entities in which we possess a variable interest include franchise entities, the advertising funds (see note 4), and our equity method investees. We do not possess any ownership interests in franchise entities, except for our investments in various entities that are accounted for under the equity method or are otherwise consolidated. Additionally, we generally do not provide financial support to franchise entities in a typical franchise relationship. As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE. Based on the results of our analysis of potential VIEs, we have not consolidated any franchise entities, with the exception of those noted below. The Company’s maximum exposure to loss resulting from involvement with potential franchise VIEs is attributable to aged trade and notes receivable balances, outstanding loan guarantees (see note 17(b)), and future lease payments due from franchisees (see note 11).
During fiscal year 2014, the Company entered into a temporary management agreement (“TMA”), under which the Company manages the operations of ten restaurants owned by a franchisee for a period up to two years. Based on the terms of the TMA, the Company has determined that the related franchisee is a VIE in which the Company is the primary beneficiary, and therefore, has consolidated the results of this franchisee. As of December 27, 2014, the consolidated balance sheet included $663 thousand of property and equipment, net, $1.1 million of goodwill, $1.4 million of long-term debt, and $355 thousand of other net liabilities for the franchise entity.
The Company holds a 51% interest in a limited partnership that owns and operates Dunkin' Donuts restaurants in the Dallas, Texas area. The Company possesses control of this entity and, therefore, consolidates the results of the limited partnership. During fiscal year 2013, the Company amended the partnership agreement with the noncontrolling owners to provide the noncontrolling owners the option in early 2017 to sell their entire interest to the Company. As a result of the amendment, the partnership agreement now contains a redemption feature that is not currently redeemable, but it is probable to become redeemable in the future. As such, the Company reclassified the noncontrolling interests in fiscal year 2013 to temporary equity

(between liabilities and stockholders’ equity) in the consolidated balance sheets. The net loss and comprehensive loss attributable to the noncontrolling interest are presented separately in the consolidated statements of operations and comprehensive income, respectively. As of December 27, 2014, the consolidated balance sheets included $2.9 million of cash and cash equivalents and $10.9 million of property and equipment, net for this partnership entity, which may be used only to settle obligations of the partnership.
(c) Accounting estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Significant estimates are made in the calculations and assessments of the following: (a) allowance for doubtful accounts and notes receivables, (b) impairment of tangible and intangible assets, (c) income taxes, (d) share-based compensation, (e) lease accounting estimates, (f) gift certificate breakage, and (g) contingencies. Estimates are based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. We adjust such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.
(d) Cash and cash equivalents and restricted cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 27, 2014 and December 28, 2013, we maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Cash held related to the advertising funds and the Company’s gift card/certificate programs are classified as unrestricted cash as there are no legal restrictions on the use of these funds; however, the Company intends to use these funds solely to support the advertising funds and gift card/certificate programs rather than to fund operations. Total cash balances related to the advertising funds and gift card/certificate programs as of December 27, 2014 and December 28, 2013 were $136.2 million and $134.5 million, respectively.
(e) Fair value of financial instruments
The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $3.1 million and $5.3 million as of December 27, 2014 and December 28, 2013, respectively, approximates fair value.
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

Financial assets and liabilities measured at fair value on a recurring basis as of December 27, 2014 and December 28, 2013 are summarized as follows (in thousands):

	December 27, 2014			December 28, 2013
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
Assets:
Mutual funds	$—	—	—	1,012	—	1,012
Company-owned life insurance	—	2,975	2,975	—	—	—
Interest rate swaps	—	—	—	—	10,221	10,221
Total assets	$—	2,975	2,975	1,012	10,221	11,233
Liabilities:
Deferred compensation liabilities	$—	8,488	8,488	—	7,181	7,181
Total liabilities	$—	8,488	8,488	—	7,181	7,181
The deferred compensation liabilities relate primarily to the Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (“NQDC Plan”), which allows for pre-tax salary deferrals for certain qualifying employees (see note 18). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds assets, which may include, company-owned life insurance policies and mutual funds, to partially offset the Company’s liabilities under the NQDC Plan as well as other benefit plans. The changes in the fair value of any company-owned life insurance policies are derived using determinable cash surrender value. As such, the company-owned life insurance policies are classified within Level 2, as defined under U.S. GAAP. The changes in the fair value of any mutual funds were derived using quoted prices in active markets for the specific funds. As such, the mutual funds were classified within Level 1, as defined under U.S. GAAP.
The Company used readily available market data to value its interest rate swaps, such as interest rate curves and discount factors. Additionally, the fair value of derivatives included consideration of credit risk in the valuation. The Company used a potential future exposure model to estimate this credit valuation adjustment (“CVA”). The inputs to the CVA were largely based on observable market data, with the exception of certain assumptions regarding credit worthiness which make the CVA a Level 3 input, as defined under U.S. GAAP. As the magnitude of the CVA was not a significant component of the fair value of the interest rate swaps as of December 28, 2013, it was not considered a significant input and the derivatives were classified as Level 2.
The carrying value and estimated fair value of long-term debt as of December 27, 2014 and December 28, 2013 were as follows (in thousands):

	December 27, 2014		December 28, 2013
Financial liabilities	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Term loans	$1,810,933	1,778,066	1,823,609	1,836,212
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
We classify restaurants and their related assets as held for sale and suspend depreciation and amortization when (a) we make a decision to refranchise or sell the property, (b) the stores are available for immediate sale, (c) we have begun an active program to locate a buyer, (d) significant changes to the plan of sale are not likely, and (e) the sale is probable within one year. Assets held for sale are included within prepaid expenses and other current assets in the accompanying consolidated balance sheets.
(h) Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remaining lease term of the related asset. Estimated useful lives are as follows:

Years
Buildings	20 – 35
Leasehold improvements	5 – 20
Store, production, and other equipment and software	3 – 10
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
(k) Equity method investments
The Company's equity method investments consist of interests in B-R 31 Ice Cream Co., Ltd. (“BR Japan”), BR-Korea Co., Ltd. (“BR Korea”), Coffee Alliance, S.L. (“Spain JV”), and Palm Oasis Pty. Ltd. (“Australia JV”), which are accounted for in accordance with the equity method. As a result of the acquisition of the Company by three private equity firms on March 1, 2006 (“BCT Acquisition”), the Company has recorded a step-up in the basis of our investment in BR Japan. The basis difference is comprised of amortizable franchise rights and related tax liabilities and nonamortizable goodwill. The franchise rights and related tax liabilities are amortized in a manner that reflects the estimated benefits from the use of the intangible asset over a period of 14 years. The franchise rights were valued based on an estimate of future cash flows to be generated from the ongoing management of the contracts over their remaining useful lives.
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
(n) Foreign currency translation
We translate assets and liabilities of non-U.S. operations into U.S. dollars at rates of exchange in effect at the balance sheet date, and revenues and expenses at the average exchange rates prevailing during the period. Resulting translation adjustments are recorded as a separate component of comprehensive income and stockholders’ equity, net of deferred taxes. Foreign currency translation adjustments primarily result from our equity method investments, as well as subsidiaries located in Canada, the UK, Australia, Spain, China, and Brazil. Transactions resulting in foreign exchange gains and losses are included in the consolidated statements of operations.
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
(s) Comprehensive income
Comprehensive income is primarily comprised of net income, foreign currency translation adjustments, gains and losses on interest rate swaps, and unrealized pension gains and losses, and is reported in the consolidated statements of comprehensive income, net of taxes, for all periods presented.
(t) Deferred financing costs
Deferred financing costs primarily represent capitalizable costs incurred related to the issuance and refinancing of the Company’s long-term debt (see note 8). As of December 27, 2014 and December 28, 2013, deferred financing costs of $11.5 million and $19.2 million, respectively, are included in other assets in the consolidated balance sheets, and are being amortized over the remaining maturities of the debt using the effective interest rate method.
(u) Derivative instruments and hedging activities
The Company used derivative instruments to hedge interest rate risks which were terminated on December 23, 2014. These derivative contracts were entered into with financial institutions. The Company did not use derivative instruments for trading purposes and we had procedures in place to monitor and control their use.
We recorded all derivative instruments on our consolidated balance sheets at fair value. For derivative instruments that were designated and qualified as a cash flow hedge, the effective portion of the gain or loss on the derivative instruments was reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge was recorded in the consolidated statements of operations immediately. See note 9 for a discussion of our use of derivative instruments, management of credit risk inherent in derivative instruments, and fair value information.
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
There are no expiration dates on our gift cards, and we do not charge any service fees. While our franchisees continue to honor all gift cards presented for payment, we may determine the likelihood of redemption to be remote for certain cards due to long periods of inactivity. In these circumstances, we may recognize income from unredeemed gift cards (“breakage income”) if they are not subject to unclaimed property laws. Based on redemption data available, breakage income for gift cards was generally recognized five years from the last date of activity on the card through the first quarter of fiscal year 2013. During the second quarter of fiscal year 2013, the Company determined that sufficient historical redemption patterns existed to revise breakage estimates related to unredeemed Dunkin’ Donuts gift cards. Based on historical redemption rates, breakage on Dunkin' Donuts gift cards is now estimated and recognized over time in proportion to actual gift card redemptions. The Company recognizes breakage as income only up to the amount of gift card program costs incurred. Any incremental breakage that exceeds gift card program costs has been committed to franchisees to fund future initiatives that will benefit the gift card program, and is recorded as gift card breakage liability within other current liabilities in the consolidated balance sheets (see note 10). During fiscal year 2014, the Company revised the estimated breakage rates based on historical redemption patterns related to unredeemed Dunkin’ Donuts gift cards. This change in estimated breakage rates had no impact on breakage income recognized in fiscal year 2014, but resulted in a decrease in the gift card/certificate liability and a corresponding increase in the gift card breakage liability.
For fiscal years 2014, 2013, and 2012, total breakage income recognized on gift cards, as well as historical gift certificate programs, was $8.5 million, $10.2 million, and $7.9 million, respectively, and is recorded as a reduction to general and administrative expenses, net. Breakage income for fiscal year 2013 includes a $5.4 million recovery of historical Dunkin' Donuts gift card program costs incurred prior to fiscal year 2013. Breakage income for fiscal year 2012 includes $3.5 million related to historical Baskin-Robbins gift certificates as a result of shifting to gift cards, and represents the balance of gift certificates for which the Company believes the likelihood of redemption by the customer is remote based on historical redemption patterns.
(w) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At December 27, 2014 and December 28, 2013, one master licensee, including its majority-owned subsidiaries, accounted for approximately 19% and 17%, respectively, of total accounts and notes receivable, which was due primarily to the timing of orders and shipments of ice cream to the master licensee. For fiscal year 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 10% of total revenues. No individual franchisee or master licensee accounted for more than 10% of total revenues for fiscal years 2013 or 2012.
(x) Recent accounting pronouncements
In May 2014, the Financial Accounting Standards Board issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. This guidance is effective for the Company in fiscal year 2017 and early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact the adoption of this new standard will have on the Company's accounting policies, consolidated financial statements, and related disclosures, and has not yet selected a transition method.

(y) Reclassifications
The Company has revised the presentation of certain income generating transactions, including gains on the sale of real estate and company-owned restaurants, that historically were recorded within general and administrative expense, net in the consolidated statements of operations. Income from these transactions totaling $2.8 million and $2.3 million have been reclassified into other operating income, net, for the fiscal years ended December 28, 2013 and December 29, 2012, respectively, in the consolidated statements of operations to conform to the current year presentation. There was no impact to total revenues, operating income, income before income taxes, or net income as a result of these reclassifications.
The Company has also revised the presentation of certain asset captions within the consolidated balance sheets to conform to the current period presentation, including combining 'assets held for sale' with 'prepaid expenses and other current assets' and combining 'restricted cash' with 'other assets'. The revisions had no impact on total current assets or total assets.
Additionally, the Company has revised the presentation of certain captions for prior periods within the consolidated statements of cash flows to conform to the current period presentation. The revisions had no impact on net cash provided by (used in) operating, investing, or financing activities.
(z) Subsequent events
Subsequent events have been evaluated up through the date that these consolidated financial statements were filed.
(3) Franchise fees and royalty income
Franchise fees and royalty income consisted of the following (in thousands):

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Royalty income	$438,074	411,428	385,713
Initial franchise fees and renewal income	44,255	42,548	33,227
Total franchise fees and royalty income	$482,329	453,976	418,940
The changes in franchised and company-owned or company-operated points of distribution were as follows:

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Systemwide points of distribution:
Franchised points of distribution in operation—beginning of year	18,122	17,333	16,565
Franchised points of distribution - opened	1,442	1,388	1,470
Franchised points of distribution - closed	(744)	(600)	(701)
Net transfers from (to) company-owned or company-operated points of distribution	1	1	(1)
Franchised points of distribution in operation—end of year	18,821	18,122	17,333
Company-owned or company-operated points of distribution—end of year	41	36	35
Total systemwide points of distribution—end of year	18,862	18,158	17,368

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
At December 27, 2014 and December 28, 2013, the Company had a net payable of $13.8 million and $17.6 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $7.6 million, $5.5 million, and $5.6 million for fiscal years 2014, 2013, and 2012, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $2.1 million, $2.4 million, and $863 thousand for fiscal years 2014, 2013, and 2012, respectively. Additionally, the Company made net contributions to the advertising funds based on retail sales as owner and operator of company-owned restaurants of $872 thousand, $1.0 million, and $808 thousand for fiscal years 2014, 2013, and 2012, respectively, which are included in company-owned restaurant expenses in the consolidated statements of operations. During fiscal years 2014 and 2013, the Company also made $5.2 million and $5.9 million, respectively, of contributions to fund future initiatives that will benefit the gift card program, which was contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 2(v) and note 10); no such contributions were made in fiscal year 2012.
(5) Property and equipment
Property and equipment at December 27, 2014 and December 28, 2013 consisted of the following (in thousands):

	December 27, 2014	December 28, 2013
Land	$33,927	34,052
Buildings	49,499	47,946
Leasehold improvements	147,996	154,491
Store, production, and other equipment and software	49,318	43,124
Construction in progress	5,736	9,079
Property and equipment, gross	286,476	288,692
Accumulated depreciation	(104,415)	(105,834)
Property and equipment, net	$182,061	182,858
The Company recognized impairment charges on leasehold improvements, typically due to termination of the underlying lease agreement, and other corporate-held assets of $1.2 million, $119 thousand, and $319 thousand during fiscal years 2014, 2013, and 2012, respectively, which are included in long-lived asset impairment charges in the consolidated statements of operations.
(6) Equity method investments
The Company’s ownership interests in its equity method investments as of December 27, 2014 and December 28, 2013 were as follows:

Entity	Ownership
BR Japan	43.3%
BR Korea	33.3%
Spain JV	33.3%
Australia JV	20.0%
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
Summary financial information for the equity method investments on an aggregated basis was as follows (in thousands):

	December 27, 2014	December 28, 2013
Current assets	$265,227	$261,546
Current liabilities	102,920	106,280
Working capital	162,307	155,266
Property, plant, and equipment, net	138,325	139,378
Other assets	142,955	173,491
Long-term liabilities	45,684	52,389
Equity of equity method investments	$397,903	415,746

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Revenues	$669,416	673,537	687,676
Net income	39,835	51,407	51,046

The comparison between the carrying value of our investments in BR Japan and BR Korea and the underlying equity in net assets of those investments is presented in the table below (in thousands):

	BR Japan		BR Korea
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Carrying value of investment	$66,820	79,472	97,458	91,121
Underlying equity in net assets of investment	37,941	45,682	103,589	100,766
Carrying value in excess of (less than) the underlying equity in net assets(a)	$28,879	33,790	(6,131)	(9,645)

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

The carrying values of our investments in the Spain JV and the Australia JV were not material for any period presented.
The aggregate fair value of the Company's investment in BR Japan, based on its quoted market price on the last business day of the year, is approximately $144.3 million. No quoted market prices are available for the Company's other equity method investments.
Net income of equity method investments in the consolidated statements of operations for fiscal years 2014, 2013, and 2012 includes $406 thousand, $505 thousand, and $689 thousand, respectively, of net expense related to the amortization of intangible franchise rights and related deferred tax liabilities of BR Japan noted above. As required under the equity method of accounting, such net expense is recorded in the consolidated statements of operations directly to net income of equity method investments and not shown as a component of amortization expense.
During the third quarter of 2013, the Company fully reserved all outstanding notes and accounts receivable totaling $2.8 million, and fully impaired its equity investment in the Spain JV of $873 thousand. During fiscal year 2014, the Company reduced reserves on the notes receivable in the amount of $441 thousand based on expected and actual payments received. The reserves and recoveries on accounts and notes receivable are included in general and administrative expenses, net, and the impairment of the equity investment is included in net income of equity method investments in the consolidated statements of operations.

In fiscal year 2011, the Company recorded an impairment of its investment in BR Korea of $19.8 million. The impairment charge was allocated to the underlying goodwill, intangible assets, and long-lived assets of BR Korea, and therefore resulted in a reduction in depreciation and amortization, net of tax, of $1.1 million, $2.0 million, and $3.6 million, in fiscal years 2014, 2013, and 2012, respectively, which is recorded within net income of equity method investments in the consolidated statements of operations.
(7) Goodwill and other intangible assets
The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

	Dunkin’ Donuts U.S.			Dunkin’ Donuts International			Baskin-Robbins International			Total
	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance
Balances at December 29, 2012	$1,152,035	(270,441)	881,594	10,306	—	10,306	24,037	(24,037)	—	1,186,378	(294,478)	891,900
Goodwill disposed	(260)	—	(260)	—	—	—	—	—	—	(260)	—	(260)
Effects of foreign currency adjustments	—	—	—	(42)	—	(42)	—	—	—	(42)	—	(42)
Balances at December 28, 2013	1,151,775	(270,441)	881,334	10,264	—	10,264	24,037	(24,037)	—	1,186,076	(294,478)	891,598
Goodwill acquired	1,072	—	1,072	—	—	—	—	—	—	1,072	—	1,072
Goodwill disposed	(1,248)	—	(1,248)	—	—	—	—	—	—	(1,248)	—	(1,248)
Effects of foreign currency adjustments	—	—	—	(52)	—	(52)	—	—	—	(52)	—	(52)
Balances at December 27, 2014	$1,151,599	(270,441)	881,158	10,212	—	10,212	24,037	(24,037)	—	1,185,848	(294,478)	891,370
The goodwill acquired and disposed during fiscal years 2014 and 2013 is related to the acquisition, consolidation, and sale of certain company-owned or operated points of distribution.
Other intangible assets at December 27, 2014 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$382,520	(179,481)	203,039
Favorable operating leases acquired	17	67,119	(35,711)	31,408
License rights	10	6,230	(5,850)	380
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,646,839	(221,042)	1,425,797

Other intangible assets at December 28, 2013 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$383,465	(159,719)	223,746
Favorable operating leases acquired	16	71,788	(35,653)	36,135
License rights	10	6,230	(4,876)	1,354
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,652,453	(200,248)	1,452,205
The changes in the gross carrying amount of other intangible assets and weighted average amortization period from December 28, 2013 to December 27, 2014 are primarily due to the impairment of favorable operating leases acquired resulting from lease terminations and the impact of foreign currency fluctuations. Impairment of favorable operating leases acquired, net of accumulated amortization, totaled $323 thousand, $444 thousand, and $959 thousand, for fiscal years 2014, 2013, and 2012, respectively, and is included within long-lived asset impairment charges in the consolidated statements of operations.
Total estimated amortization expense for other intangible assets for fiscal years 2015 through 2019 is as follows (in thousands):

Fiscal year:
2015	$24,943
2016	22,108
2017	21,353
2018	21,209
2019	20,774
(8) Debt
Debt at December 27, 2014 and December 28, 2013 consisted of the following (in thousands):

	December 27, 2014	December 28, 2013
Term loans	$1,809,554	1,823,609
VIE debt (see note 2(b))	1,379	—
Total debt	1,810,933	1,823,609
Less current portion of long-term debt	3,852	5,000
Total long-term debt	$1,807,081	1,818,609
Senior credit facility
In February 2014, Dunkin' Brands, Inc. (“DBI”), a subsidiary of DBGI, amended its senior credit facility, resulting in a reduction of interest rates. As a result of the amendment, the senior credit facility consisted of $1.38 billion in term loans due February 2021 (“2021 Term Loans”), $450.0 million in term loans due September 2017 (“2017 Term Loans”), and a $100.0 million revolving credit facility that matures February 2019.
As of December 27, 2014, $1.37 billion and $445.0 million of principal was outstanding on the 2021 Term Loans and the 2017 Term Loans, respectively. As of December 28, 2013, $1.83 billion of principal term loans were outstanding. As of December 27, 2014 and December 28, 2013, $2.9 million and $3.0 million, respectively, of letters of credit were outstanding against the revolving credit facility. There were no amounts drawn down on these letters of credit.
The 2021 Term Loans bore interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) a prime rate, (c) LIBOR plus 1.0%, and (d) 1.75% or (2) LIBOR provided that LIBOR was not lower than 0.75%. The applicable margin under the term loan facility was 1.50% for loans based upon the base rate and 2.50% for loans based upon LIBOR.

The 2017 Term Loans bore interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, (c) LIBOR plus 1.0%, or (2) LIBOR. The applicable margin under the term loan facility was 1.50% for loans based upon the base rate and 2.50% for loans based upon LIBOR.
The effective interest rate for term loans, including the amortization of original issue discount and deferred financing costs, was 3.5% and 2.8% for the 2021 Term Loans and 2017 Term Loans, respectively, at December 27, 2014.
Subsequent to the amendment, borrowings under the revolving credit facility bore interest at a rate per annum equal to an applicable margin plus, at our option, either (1) a base rate determined by reference to the highest of (a) the Federal Funds rate plus 0.5%, (b) the prime rate, and (c) LIBOR plus 1.0%, or (2) LIBOR. The applicable margin under the revolving credit facility was 1.25% for loans based upon the base rate and 2.25% for loans based upon LIBOR. In addition, we were required to pay a 0.5% commitment fee per annum on the unused portion of the revolver and a fee for letter of credit amounts outstanding of 2.25%.
Principal payments were required to be made on the 2017 Term Loans equal to $4.5 million per calendar year, payable in quarterly installments beginning June 2014 through June 2017. Principal payments were required to be made on the 2021 Term Loans equal to approximately $13.8 million per calendar year, payable in quarterly installments beginning June 2015 through December 2020. The final scheduled principal payments on the outstanding borrowings under the 2017 Term Loans and 2021 Term Loans were due in September 2017 and February 2021, respectively. Additionally, following the end of each fiscal year, the Company was required to prepay an amount equal to 25% of excess cash flow (as defined in the senior credit facility) for such fiscal year. If DBI’s leverage ratio, which is a measure of DBI’s outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the senior credit facility), was no greater than 4.75x, no excess cash flow payments were required. If DBI’s leverage ratio was greater than 5.50x, the Company was required to prepay an amount equal to 50% of excess cash flow. The excess cash flow payments were permitted to be applied to required principal payments. During fiscal year 2014, the Company made total principal payments of $15.0 million. Considering the voluntary prepayments made, principal payments of $3.6 million would be required in the next twelve months as of December 27, 2014, though the Company may elect to make voluntary payments. Other events and transactions, such as certain asset sales and incurrence of debt, could have triggered additional mandatory prepayments.
The senior credit facility contained certain financial and nonfinancial covenants, which included restrictions on liens, investments, additional indebtedness, asset sales, certain dividend payments, and certain transactions with affiliates. At December 27, 2014 and December 28, 2013, the Company was in compliance with all of its covenants under the senior credit facility.
Certain of the Company’s wholly owned domestic subsidiaries guaranteed the senior credit facility. All obligations under the senior credit facility, and the guarantees of those obligations, were secured, subject to certain exceptions, by substantially all assets of DBI and the subsidiary guarantors.
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
In connection with the amendment in February 2014, certain lenders, holding $684.7 million of term loans, exited the term loan lending syndicate. The principal of the exiting lenders was replaced with additional loans from both existing and new lenders. As a result, during the first quarter of 2014, the Company recorded a loss on debt extinguishment and refinancing transactions of $13.7 million, including $10.5 million related to the write-off of original issuance discount and deferred financing costs and $3.2 million of fees paid to third parties. The amended term loans were issued with an original issue discount of 0.25%, or $4.6 million, which was recorded as a reduction to long-term debt. Total debt issuance costs incurred and capitalized in connection with this amendment were $1.2 million.

Cumulative debt issuance costs incurred and capitalized in relation to the senior credit facility were $36.2 million, including costs incurred and capitalized in connection with all refinancing transactions. The term loans, including additional term loan borrowings, were issued with an original issue discount of $19.5 million. Total amortization of original issue discount and debt issuance costs related to the senior credit facility was $4.0 million, $4.7 million, and $5.7 million for fiscal years 2014, 2013, and 2012, respectively, which is included in interest expense in the consolidated statements of operations.
January 2015 Refinancing
On January 26, 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of DBGI, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer also issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allows for the issuance of up to $100.0 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022. It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to February 2020, subject to two additional one-year extensions.
A portion of the net proceeds of the Notes was used to repay the remaining $1.37 billion and $445.0 million of principal outstanding on the 2021 Term Loans and the 2017 Term Loans, respectively. The additional net proceeds are being used for general corporate purposes, including a return of capital to the Company’s shareholders.
Maturities of long-term debt
Considering the January 2015 refinancing, and assuming repayment by the anticipated repayment dates, the aggregate contractual principal payments of the Class A-2 Notes for 2015 through 2019 are as follows (in thousands):

	Class A-2-I Notes	Class A-2-II Notes	Total
2015	$5,625	13,125	18,750
2016	7,500	17,500	25,000
2017	7,500	17,500	25,000
2018	7,500	17,500	25,000
2019	721,875	17,500	739,375
(9) Derivative instruments and hedging transactions
The Company is exposed to global market risks, including the effect of changes in interest rates, and may use derivative instruments to mitigate the impact of these changes. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading purposes. The Company's hedging instruments have historically consisted solely of interest rate swaps. The Company's risk management objective and strategy with respect to the interest rate swaps was to limit the Company's exposure to increased interest rates on its variable rate debt by reducing the potential variability in cash flow requirements relating to interest payments on a portion of its outstanding debt. The Company documents its risk management objective and strategy for undertaking hedging transactions, as well as all relationships between hedging instruments and hedged items.
In September 2012, the Company entered into variable-to-fixed interest rate swap agreements with three counterparties to hedge the risk of increases in cash flows (interest payments) attributable to increases in three-month LIBOR above the designated benchmark interest rate being hedged, through November 2017. The notional value of the swaps totaled $900.0 million, and the Company was required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.37%, resulting in a total interest rate of approximately 4.12% on the hedged amount when considering the applicable margin in effect through the date of the February 2014 interest rate swap amendment (see below). In exchange, the Company received interest on the notional amount at a variable rate based on a three-month LIBOR spot rate, subject to a 1.0% floor. The swaps were designated as hedging instruments and were classified as cash flow hedges.
The swaps are recognized on the Company's consolidated balance sheets at fair value and classified based on the instruments' maturity dates. There is no offsetting of these financial instruments on the consolidated balance sheets. Changes in the fair value measurements of the derivative instruments are reflected as adjustments to other comprehensive income (loss) and/or current earnings if there is ineffectiveness of the derivative instruments during the period.
As a result of the February 2014 amendment to the senior credit facility (see note 8), the Company amended the interest rate swap agreements to align the embedded floors with the amended term loans. As a result of the amendments to the interest rate swap agreements, the Company was required to make quarterly payments on the notional amount at a fixed average interest rate of approximately 1.22%. In exchange, the Company received interest on the notional amount at a variable rate based on three-month LIBOR spot rate, subject to a floor of 0.75%, resulting in a total interest rate of approximately 3.72% on the hedged amount when considering the applicable margin in effect as of the swaps termination date. There was no change to the term and the notional amount of the term loan borrowings being hedged of $900.0 million as a result of the amendment. As of the date of the amendment, a pre-tax gain of $5.8 million was recorded in accumulated other comprehensive income, which will be amortized on a straight-line basis to interest expense in the consolidated statements of operations through the maturity date of the swaps. During fiscal year 2014, amortization of $1.4 million was recorded as a reduction of interest expense in the consolidated statements of operations.
Effective December 23, 2014, the Company terminated all interest rate swap agreements with its counterparties. The total fair value of the interest rate swaps at the termination date was $6.3 million, excluding accrued interest owed to the counterparties of $1.0 million. The Company received cash proceeds, net of accrued interest, of $3.6 million in fiscal year 2014 and the remaining $1.7 million was included in notes and other receivables, net as of December 27, 2014. Upon termination, cash flow hedge accounting was discontinued and an additional pre-tax gain of $1.8 million was recorded in accumulated other comprehensive income (loss), which will be amortized on a straight-line basis to interest expense in the consolidated statements of operations through the maturity date of the swaps.
As of December 27, 2014, a pre-tax gain of $6.2 million was recorded in accumulated other comprehensive income (loss), including the gain related to both the February 2014 amendment and December 2014 termination. During the next twelve months, the Company estimates that $2.1 million will be reclassified from accumulated other comprehensive income (loss) as a reduction of interest expense.
The fair values of derivative instruments consisted of the following (in thousands):

	December 27, 2014	December 28, 2013	Consolidated balance sheet classification
Interest rate swaps - asset	$—	10,221	Other assets
Total fair values of derivative instruments - asset	$—	10,221

The table below summarizes the effects of derivative instruments on the consolidated statements of operations and comprehensive income for fiscal year 2014:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$(8,085)	(4,108)	Interest expense	(3,977)
Income tax effect	3,269	1,661	Provision for income taxes	1,608
Net of income taxes	$(4,816)	(2,447)		(2,369)

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
There was not a material amount of ineffectiveness on the interest rate swaps since inception, and therefore, ineffectiveness did not have a material impact on the consolidated statements of operations for fiscal years 2014, 2013, and 2012. Prior to the termination, interest was settled quarterly on a net basis with each counterparty. As of December 28, 2013, $836 thousand of interest expense related to interest rate swaps is accrued in other current liabilities in the consolidated balance sheets. There was no interest accrued as of December 27, 2014.
(10) Other current liabilities
Other current liabilities at December 27, 2014 and December 28, 2013 consisted of the following (in thousands):

	December 27, 2014	December 28, 2013
Gift card/certificate liability	$151,127	139,721
Gift card breakage liability	25,893	14,093
Accrued salary and benefits	21,632	26,713
Accrued legal liabilities (see note 17(d))	24,648	26,633
Accrued interest	8,351	9,999
Accrued professional costs	9,381	2,938
Other	17,860	28,821
Total other current liabilities	$258,892	248,918

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

	December 27, 2014	December 28, 2013
Leased property under capital leases (included in property and equipment)	$8,982	7,888
Accumulated depreciation	(2,872)	(2,326)
Net leased property under capital leases	$6,110	5,562
Capital lease obligations:
Current	$506	432
Long-term	7,575	6,996
Total capital lease obligations	$8,081	7,428
Capital lease obligations exclude that portion of the minimum lease payments attributable to land, which are classified separately as operating leases. Interest expense associated with the capital lease obligations is computed using the incremental borrowing rate at the time the lease is entered into and is based on the amount of the outstanding lease obligation. Depreciation on capital lease assets is included in depreciation expense in the consolidated statements of operations. Interest expense related to capital leases for fiscal years 2014, 2013, and 2012 was $673 thousand, $618 thousand, and $600 thousand, respectively.
Included in the Company’s consolidated balance sheets are the following amounts related to assets leased to others under operating leases, where the Company is the lessor (in thousands):

	December 27, 2014	December 28, 2013
Land	$28,235	29,701
Buildings	43,835	41,721
Leasehold improvements	140,171	135,177
Store, production, and other equipment	184	146
Construction in progress	1,482	1,363
Assets leased to others, gross	213,907	208,108
Accumulated depreciation	(75,607)	(71,535)
Assets leased to others, net	$138,300	136,573

Future minimum rental commitments to be paid and received by the Company at December 27, 2014 for all noncancelable leases and subleases are as follows (in thousands):

	Payments		Receipts Subleases	Net leases
	Capital leases	Operating leases
Fiscal year:
2015	$1,262	54,403	(65,327)	(9,662)
2016	1,266	53,909	(65,423)	(10,248)
2017	1,288	53,287	(65,261)	(10,686)
2018	1,304	52,126	(64,105)	(10,675)
2019	1,128	50,746	(61,233)	(9,359)
Thereafter	8,880	401,707	(373,266)	37,321
Total minimum rental commitments	15,128	$666,178	(694,615)	(13,309)
Less amount representing interest	7,047
Present value of minimum capital lease obligations	$8,081
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

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Base rentals	$53,130	53,462	52,821
Contingent rentals	6,071	5,869	5,227
Total rental expense	$59,201	59,331	58,048
Total rental income for all leases and subleases consisted of the following (in thousands):

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Base rentals	$67,945	66,540	67,988
Contingent rentals	29,718	29,542	28,828
Total rental income	$97,663	96,082	96,816
The impact of the amortization of our unfavorable operating leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Increase in rental income	$847	973	1,065
Decrease in rental expense	1,188	1,204	1,287
Total increase in operating income	$2,035	2,177	2,352

Following is the estimated impact of the amortization of our unfavorable operating leases acquired for each of the next five years (in thousands):

	Decrease in rental expense	Increase in rental income	Total increase in operating income
Fiscal year:
2015	$940	789	1,729
2016	885	719	1,604
2017	885	681	1,566
2018	851	632	1,483
2019	731	583	1,314
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
Prior to fiscal year 2014, the segment profit measure used by the Company to assess the performance of and allocate resources to each reportable segment was based on earnings before interest, taxes, depreciation, amortization, impairment charges, loss on debt extinguishment and refinancing transactions, other gains and losses, and did not reflect the allocation of any corporate charges. Accordingly, the primary change from the historical segment profit measure is the inclusion of depreciation expense. Beginning in fiscal year 2014, the segment profit measure was revised to the adjusted operating income measure described above to better align the segments with our consolidated performance measures and incentive targets. The segment profit amounts presented below for fiscal years 2013 and 2012 have been adjusted to reflect this change to the measurement of segment profit to enable comparability with fiscal year 2014.
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

	Revenues
	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Dunkin’ Donuts U.S.	$548,697	521,179	485,399
Dunkin’ Donuts International	19,867	18,316	15,485
Baskin-Robbins U.S.	43,158	42,152	42,074
Baskin-Robbins International	122,456	120,333	101,975
Total reportable segment revenues	734,178	701,980	644,933
Other	14,531	11,860	13,248
Total revenues	$748,709	713,840	658,181
Revenues for foreign countries are represented by the Dunkin’ Donuts International and Baskin-Robbins International segments above. No individual foreign country accounted for more than 10% of total revenues for any fiscal year presented.

Expenses included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. The “Operating income adjustments excluded from reportable segments” amounts for fiscal year 2013 below include the $7.5 million charge related to the third-party product volume guarantee (see note 17(b)), and amounts for fiscal year 2012 below include $20.7 million related to the Bertico litigation (see note 17(d)), $14.0 million related to the closure of the Peterborough Plant (see note 20), and $4.8 million of transaction costs and incremental share-based compensation related to secondary offerings (see notes 13(a) and 14). Segment profit by segment was as follows (in thousands):

	Segment profit
	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Dunkin’ Donuts U.S.	$403,591	374,435	341,776
Dunkin’ Donuts International	12,103	7,453	9,636
Baskin-Robbins U.S.	27,496	26,608	25,351
Baskin-Robbins International	42,792	54,237	45,759
Total reportable segments	485,982	462,733	422,522
Corporate and other	(120,026)	(122,337)	(115,365)
Interest expense, net	(67,824)	(79,831)	(73,488)
Amortization of other intangible assets	(25,760)	(26,943)	(26,943)
Long-lived asset impairment charges	(1,484)	(563)	(1,278)
Loss on debt extinguishment and refinancing transactions	(13,735)	(5,018)	(3,963)
Other gains (losses), net	(1,566)	(1,799)	23
Operating income adjustments excluded from reportable segments	146	(8,154)	(39,507)
Income before income taxes	$255,733	218,088	162,001
Net income of equity method investments, including amortization on intangibles resulting from the BCT Acquisition, is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Expenses included in “Other” in the segment profit table below represent the reduction in depreciation and amortization, net of tax, reported by BR Korea (see note 6), as a result of the impairment charge recorded in fiscal year 2011 related to the underlying long-lived assets of BR Korea. Net income of equity method investments by reportable segment was as follows (in thousands):

	Net income of equity method investments
	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Dunkin’ Donuts International	$1,794	480	2,211
Baskin-Robbins International	11,912	15,913	16,578
Total reportable segments	13,706	16,393	18,789
Other	1,140	1,977	3,562
Total net income of equity method investments	$14,846	18,370	22,351

Depreciation is reflected in segment profit for each reportable segment. Depreciation by reportable segments was as follows (in thousands):

	Depreciation
	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Dunkin’ Donuts U.S.	$12,207	12,816	13,498
Dunkin’ Donuts International	11	26	34
Baskin-Robbins U.S.	288	473	923
Baskin-Robbins International	62	84	562
Total reportable segments	12,568	13,399	15,017
Corporate and other	7,211	9,024	14,067
Total depreciation	$19,779	22,423	29,084
Property and equipment, net by geographic region as of December 27, 2014 and December 28, 2013 is based on the physical locations within the indicated geographic regions and are as follows (in thousands):

	December 27, 2014	December 28, 2013
United States	$181,898	182,544
International	163	314
Total property and equipment, net	$182,061	182,858
(13) Stockholders’ equity
(a) Public offerings
On August 1, 2011, the Company completed an initial public offering of our common stock. In April 2012 and August 2012, certain existing stockholders, including the Company's former private equity owners (the “Sponsors”), sold 30,360,000 and 21,754,659 shares, respectively, of our common stock at prices of $29.50 and $30.00 per share, respectively, less underwriting discounts and commissions, in secondary public offerings. The Company did not receive any proceeds from the sales of shares by the existing stockholders. The Company incurred approximately $1.7 million of expenses in connection with the offerings.
(b) Common stock
Common shares issued and outstanding included in the consolidated balance sheets include vested and unvested restricted shares. Common stock in the consolidated statement of stockholders’ equity excludes unvested restricted shares.
(c) Treasury stock
In August 2012, the Company repurchased a total of 15,000,000 shares of common stock at a price of $30.00 per share from certain existing stockholders, including the Sponsors, and incurred approximately $341 thousand of third-party costs in connection with the repurchase. The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $450.4 million during fiscal year 2012, based on the fair market value of the shares on the date of repurchase and the direct costs incurred. During fiscal year 2012, the Company retired all outstanding treasury stock, resulting in decreases in common treasury stock and additional paid-in capital of $450.4 million and $180.0 million, respectively, and an increase in accumulated deficit of $270.3 million.
During fiscal year 2013, the Company repurchased a total of 648,000 shares of common stock at a weighted average price per share of $43.14 from existing stockholders. The Company recorded an increase in common treasury stock of $28.0 million during fiscal year 2013, based on the fair market value of the shares on the date of repurchase and direct costs incurred. In October 2013, the Company retired 417,300 shares of treasury stock, resulting in decreases in common treasury stock and additional paid-in capital of $17.2 million and $4.7 million, respectively, and an increase in accumulated deficit of $12.5 million.
During fiscal year 2014, the Company repurchased a total of 2,911,205 shares of common stock at a weighted average price per share of $44.71 from existing stockholders. The Company recorded an increase in common treasury stock of $130.2 million during fiscal year 2014, based on the fair market value of the shares on the date of repurchase and direct costs incurred. During fiscal year 2014, the Company retired all outstanding treasury stock, resulting in decreases in common treasury stock and additional paid-in capital of $140.9 million and $33.2 million, respectively, and an increase in accumulated deficit of $107.8 million.
Subsequent to December 27, 2014, the Company entered into a $400.0 million accelerated share repurchase agreement (the “ASR Agreement”) with a third party financial institution. Pursuant to the terms of the ASR Agreement, the Company paid the financial institution $400.0 million in cash and received approximately 6,950,000 of the Company’s common stock in February 2015. At settlement, the financial institution may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the financial institution. Final settlement of the ASR Agreement is expected to be completed in June 2015, although the settlement may be accelerated at the financial institution's option.
(d) Accumulated other comprehensive income (loss)
The components of accumulated other comprehensive income (loss) were as follows (in thousands):

	Effect of foreign currency translation	Gain (loss) on interest rate swaps	Unrealized gain (loss) on pension plan	Other	Accumulated other comprehensive income (loss)
Balances at December 28, 2013	$5	6,085	(3,098)	(1,653)	1,339
Other comprehensive income (loss)	(13,743)	(2,369)	224	572	(15,316)
Balances at December 27, 2014	$(13,738)	3,716	(2,874)	(1,081)	(13,977)
(e) Dividends
During fiscal year 2014, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2014:
First quarter	$0.23	$24,520	March 19, 2014
Second quarter	0.23	24,239	June 4, 2014
Third quarter	0.23	23,997	September 3, 2014
Fourth quarter	0.23	24,019	December 3, 2014
During fiscal year 2013, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2013:
First quarter	$0.19	$20,191	February 20, 2013
Second quarter	0.19	20,259	June 6, 2013
Third quarter	0.19	20,257	September 4, 2013
Fourth quarter	0.19	20,301	November 26, 2013
On February 5, 2015, we announced that our board of directors approved an increase to the next quarterly dividend to $0.265 per share of common stock, payable March 18, 2015 to shareholders of record as of the close of business on March 9, 2015.
(14) Equity incentive plans
The Company’s 2006 Executive Incentive Plan, as amended, (the “2006 Plan”) provides for the grant of share-based and other incentive awards. A maximum of 12,191,145 shares of common stock may be delivered in satisfaction of awards under the 2006 Plan, of which a maximum of 5,012,966 shares may be awarded as nonvested (restricted) shares and a maximum of 7,178,179 may be delivered in satisfaction of stock options.
The Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (the “2011 Plan”) was adopted in July 2011, and is the only plan under which the Company currently grants awards. A maximum of 7,000,000 shares of common stock may be delivered in satisfaction of awards under the 2011 Plan.

Total share-based compensation expense, which is included in general and administrative expenses, net, consisted of the following (in thousands):

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
2006 Plan stock options—executive	$434	977	4,245
2006 Plan stock options—nonexecutive	131	162	181
2011 Plan stock options	6,847	4,668	2,026
2011 Plan restricted shares	1,456	—	—
Restricted stock units	2,419	1,513	336
Other	—	3	132
Total share-based compensation	$11,287	7,323	6,920
Total related tax benefit	$4,567	2,958	2,768
The actual tax benefit realized from stock options exercised during fiscal years 2014, 2013, and 2012 was $11.5 million, $15.9 million, and $14.1 million respectively.
2006 Plan stock options—executive
The Company’s executive options under the 2006 Plan vest in two separate tranches, 30% allocated as Tranche 4 and 70% allocated as Tranche 5, each with different vesting conditions. In addition to the vesting conditions described below, both tranches provide for partial accelerated vesting upon change in control. The maximum contractual term of the executive options is ten years.
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
The Tranche 5 executive options become eligible to vest based on continued service periods of 3 to 5 years that are aligned with the Tranche 4 executive options (“Eligibility Percentage”). Vesting does not actually occur until the achievement of a performance condition, which is the sale of shares by the Sponsors. Additionally, the options are subject to a market condition related to the achievement of specified investor returns to the Sponsors upon a sale of shares. As the Tranche 5 options require the satisfaction of multiple vesting conditions, the requisite service period is the longest of the explicit, implicit, and derived service periods of the service, performance, and market conditions. Based on dividends received and the sale of shares by the Sponsors in connection with public offerings completed in 2012 and 2011, the market vesting condition was fully satisfied in fiscal year 2012 and continued vesting only remained subject to the ongoing service condition. As a result, compensation expense of $190 thousand, $478 thousand, and $3.6 million related to the Tranche 5 executive options was recorded in fiscal years 2014, 2013, and 2012, respectively.
The Company did not grant any Tranche 4 or Tranche 5 options during fiscal years 2014, 2013 or 2012. As share-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures of generally 10% per year. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and forecasted turnover, and actual forfeitures have not had a material impact on share-based compensation expense.

A summary of the status of the Company’s executive stock options as of December 27, 2014 and changes during fiscal year 2014 are presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Share options outstanding at December 28, 2013	2,205,947	$3.64	6.3
Exercised	(550,782)	3.46
Forfeited or expired	(7,007)	7.31
Share options outstanding at December 27, 2014	1,648,158	3.68	5.3	$63.8
Share options exercisable at December 27, 2014	1,338,605	3.33	5.2	52.3

The total grant-date fair value of executive stock options vested during fiscal years 2014, 2013, and 2012 was $1.5 million, $1.8 million, and $2.8 million, respectively. The total intrinsic value of executive stock options exercised was $24.6 million, $35.3 million, and $33.8 million for fiscal years 2014, 2013, and 2012, respectively. As of December 27, 2014, there was $226 thousand of total unrecognized compensation cost related to Tranche 4 and Tranche 5 options, which is expected to be recognized over a weighted average period of approximately 1.1 years.
2006 Plan stock options—nonexecutive and 2011 Plan stock options
During fiscal years 2014, 2013, and 2012, the Company granted options to certain employees to purchase 1,406,308, 1,177,999, and 746,100 shares, respectively, of common stock under the 2011 Plan. Additionally, the Company had granted options to nonexecutives to purchase shares of common stock under the 2006 Plan in prior years. The nonexecutive options and 2011 Plan options vest in equal annual amounts over either a 4- or 5-year period subsequent to the grant date, and as such are subject to a service condition, and also fully vest upon a change of control. The requisite service period over which compensation cost is being recognized is either four or five years. The maximum contractual term of the nonexecutive and 2011 Plan options is seven or ten years.
The fair value of nonexecutive and 2011 Plan options was estimated on the date of grant using the Black-Scholes option pricing model. This model is impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. The following weighted average assumptions were utilized in determining the fair value of 2011 Plan options granted during fiscal years 2014, 2013, and 2012:

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Weighted average grant-date fair value of share options granted	$10.65	$9.92	$10.65
Weighted average assumptions:
Risk-free interest rate	1.5%	1.2%	0.8%-1.4%
Expected volatility	26.3%	33.0%	43.0%
Dividend yield	1.8%	2.0%	1.8%-2.1%
Expected term (years)	4.96	6.25	6.25
The expected term was primarily estimated utilizing the simplified method. We utilized the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term. Expected volatility was estimated based on historical volatility of peer companies over a period equivalent to the expected term, as well as considering the Company’s historical volatility since its initial public offering. Additionally, the dividend yield was estimated based on dividends currently being paid on the underlying common stock at the date of grant, if any.
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

A summary of the status of the Company’s nonexecutive and 2011 Plan options as of December 27, 2014 and changes during fiscal year 2014 is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Share options outstanding at December 28, 2013	2,019,150	$31.45	8.5
Granted	1,406,308	51.67
Exercised	(141,924)	22.51
Forfeited or expired	(266,765)	35.76
Share options outstanding at December 27, 2014	3,016,769	40.91	6.9	$17.1
Share options exercisable at December 27, 2014	607,765	28.42	7.1	8.5

The total grant-date fair value of nonexecutive and 2011 Plan stock options vested during fiscal years 2014, 2013, and 2012 was $4.6 million, $2.9 million, and $1.0 million, respectively. The total intrinsic value of nonexecutive and 2011 Plan stock options exercised was $3.7 million, $4.1 million, and $1.5 million for fiscal years 2014, 2013, and 2012, respectively. As of December 27, 2014, there was $19.0 million of total unrecognized compensation cost related to nonexecutive and 2011 Plan options. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2.6 years.
Restricted stock units
The Company typically grants restricted stock units to certain employees and members of our board of directors. During fiscal years 2014, 2013, and 2012, the Company granted restricted stock units of 76,381, 94,495, and 22,204, respectively. Restricted stock units granted to employees generally vest in three equal installments on each of the first three anniversaries of the grant date. Restricted stock units granted to our board of directors generally vest in one installment on the first anniversary of the grant date.
A summary of the changes in the Company’s restricted stock units during fiscal year 2014 is presented below:

	Number of shares	Weighted average grant-date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Nonvested restricted stock units at December 28, 2013	102,971	$37.20	1.8
Granted	76,381	50.15
Vested	(45,837)	38.74
Forfeited	(11,032)	34.93
Nonvested restricted stock units at December 27, 2014	122,483	43.40	1.5	$5.2
The fair value of each restricted stock unit is determined on the date of grant based on our closing stock price. As of December 27, 2014, there was $3.3 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.7 years. The total grant-date fair value of restricted stock units vested during fiscal years 2014, 2013 and 2012 was $1.8 million, $448 thousand and $118 thousand, respectively.
2011 Plan nonvested (restricted) shares
During fiscal year 2014, the Company granted restricted shares of 27,096. The restricted shares vest in full on July 31, 2016, based on a service condition, and have a grant-date fair value of $51.67 per share which was determined on the date of grant based on our closing stock price. As of December 27, 2014, there was $920 thousand of total unrecognized compensation cost related to these restricted shares, which is expected to be recognized over a weighted average period of approximately 1.6 years.
In addition, during fiscal year 2014, the Company granted 150,000 performance-based restricted shares. The performance-based restricted shares are eligible to vest on December 31, 2018, subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company's shareholders during the performance period measured against the median total shareholder return of the companies in the S&P 500 Composite Index. The performance-based RSAs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $37.94 per share. As of December 27, 2014, there was $4.7 million of total unrecognized compensation cost related to these performance-based restricted shares, which is expected to be recognized over a weighted average period of approximately 4.0 years.
As of December 27, 2014, total 2011 Plan restricted shares of 177,096 remained unvested.
(15) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net income attributable to Dunkin' Brands—basic and diluted	$176,357	146,903	108,308
Weighted average number of common shares:
Common—basic	105,398,899	106,501,733	114,584,063
Common—diluted	106,705,778	108,217,011	116,573,344
Earnings per common share:
Common—basic	$1.67	1.38	0.94
Common—diluted	1.65	1.36	0.93
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,306,879, 1,715,278, and 1,989,281 equity awards for fiscal years 2014, 2013, and 2012, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all performance-based equity awards outstanding for which the performance criteria were not yet met as of the fiscal period end. As of December 27, 2014, there were 150,000 restricted shares that were performance-based and for which the performance criteria were not yet met as of the fiscal period end. As of December 28, 2013 and December 29, 2012, there were no equity awards that were performance-based and for which the performance criteria was not yet met. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 1,373,379, 1,100,275, and 805,015 equity awards for fiscal years 2014, 2013, and 2012, respectively, as they would be antidilutive.
(16) Income taxes
Income (loss) before income taxes was attributed to domestic and foreign taxing jurisdictions as follows (in thousands):

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Domestic operations	$231,549	195,277	172,576
Foreign operations	24,184	22,811	(10,575)
Income before income taxes	$255,733	218,088	162,001

The components of the provision for income taxes were as follows (in thousands):

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Current:
Federal	$82,925	70,696	52,657
State	23,146	11,758	6,065
Foreign	(1,262)	2,521	2,601
Current tax provision	$104,809	84,975	61,323
Deferred:
Federal	$(22,644)	(11,915)	(5,071)
State	(1,861)	(984)	4,373
Foreign	(134)	(292)	(6,248)
Deferred tax benefit	(24,639)	(13,191)	(6,946)
Provision for income taxes	$80,170	71,784	54,377
The provision for income taxes from continuing operations differed from the expense computed using the statutory federal income tax rate of 35% due to the following:

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Computed federal income tax expense, at statutory rate	35.0%	35.0%	35.0%
State income taxes	5.7	4.7	5.2
Benefits and taxes related to foreign operations	(3.5)	(4.3)	(2.9)
Conversion of foreign subsidiary	(3.3)	—	—
Other permanent differences	0.1	0.2	0.7
Changes in enacted tax rates and apportionment	0.1	0.8	2.8
Uncertain tax positions	(2.5)	(3.2)	(6.3)
Other, net	(0.3)	(0.3)	(0.9)
Effective tax rate	31.3%	32.9%	33.6%
During fiscal year 2014, the Company recorded a net tax benefit of $7.0 million related to the reversal of reserves for uncertain tax positions, including interest and penalties, net of federal and state tax benefit as applicable, for which settlement with the taxing authorities was reached or were otherwise deemed effectively settled. Additionally during fiscal year 2014, the Company recorded a net tax benefit of $8.5 million related to the restructuring of our Canadian subsidiaries, which included a legal entity conversion of Dunkin’ Brands Canada, Ltd. (“DBCL”) to Dunkin’ Brands Canada ULC. The net tax benefit from the Canadian legal entity conversion resulted primarily from a worthless securities deduction for the tax basis of DBCL and the revaluation of DBCL’s deferred tax assets and liabilities at the applicable U.S. deferred tax rate, partially offset by income recognized for the tax basis of DBCL’s assets.
During fiscal year 2013, the Company recorded a net tax benefit of $8.4 million related to the reversal of reserves for uncertain tax positions, including interest and penalties, net of federal and state tax benefit as applicable, for which settlement with the taxing authorities was reached, and recognized a deferred tax expense of $1.7 million due to estimated changes in apportionment and enacted changes in future state income tax rates.
During fiscal year 2012, the Company recorded a net tax benefit of $10.2 million primarily related to the reversal of reserves for uncertain tax positions, including interest and penalties, net of federal and state tax benefit as applicable, for which settlement with the taxing authorities was reached, and recognized a deferred tax expense of $4.6 million due to estimated changes in apportionment and enacted changes in future state income tax rates.

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 27, 2014		December 28, 2013
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Current:
Allowance for doubtful accounts	$3,377	—	1,055	—
Deferred gift cards and certificates	20,549	—	20,371	—
Rent	5,480	—	5,307	—
Deferred income	4,900	—	4,672	—
Other current liabilities	13,033	—	13,983	—
Capital loss	179	—	—	—
Other	2,466	768	1,073	—
Total current	49,984	768	46,461	—
Noncurrent:
Capital leases	3,066	—	2,830	—
Rent	3,442	—	2,243	—
Property and equipment	—	4,451	—	6,315
Deferred compensation liabilities	10,645	—	7,747	—
Deferred income	5,410	—	4,234	—
Real estate reserves	1,223	—	1,287	—
Franchise rights and other intangibles	—	567,751	—	576,567
Unused foreign tax credits	8,122	—	6,756	—
Other	637	—	1,103	4,322
	32,545	572,202	26,200	587,204
Valuation allowance	(682)	—	(710)	—
Total noncurrent	31,863	572,202	25,490	587,204
Total current and noncurrent	$81,847	572,970	71,951	587,204
At December 27, 2014, the valuation allowance for deferred tax assets was $0.7 million. This valuation allowance related to deferred tax assets for net operating loss carryforwards attributable to our wholly-owned subsidiary in Spain. At December 27, 2014, the Company had $6.9 million of unused foreign tax credits, which expire in fiscal years 2021 and 2024.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes, as of December 27, 2014, with the exception of net operating loss carryforwards attributable to our Spain subsidiary, it is more likely than not that the Company will realize the benefits of the deferred tax assets.
The Company has not recognized a deferred tax liability of $8.8 million for the undistributed earnings of foreign operations, net of foreign tax credits, relating to our foreign joint ventures that arose in fiscal year 2014 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. As of December 27, 2014 and December 28, 2013, the undistributed earnings of these joint ventures were approximately $136.7 million and $129.7 million, respectively.
The Company has not recognized a deferred tax liability of $5.9 million for the undistributed earnings of our foreign subsidiaries since such earnings are considered indefinitely reinvested outside the United States. As of December 27, 2014 and December 28, 2013, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $8.5 million and $7.5 million, respectively. If in the future we decide to repatriate such foreign earnings, we would incur incremental

U.S. federal and state income tax. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
At December 27, 2014 and December 28, 2013, the total amount of unrecognized tax benefits related to uncertain tax positions was $3.7 million and $8.2 million, respectively. At December 27, 2014 and December 28, 2013, the Company had approximately $1.2 million and $4.2 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company recorded net income tax benefits of $2.3 million and $5.8 million during fiscal years 2014 and 2013, respectively, and net income tax expense of $0.2 million during fiscal year 2012, for potential interest and penalties related to uncertain tax positions. At December 27, 2014 and December 28, 2013, there were $2.0 million and $6.3 million, respectively, of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.
The Company’s major tax jurisdictions subject to income tax are the United States and Canada. For Canada, the Company has open tax years dating back to tax years ended August 2004 and finalized its audit for the tax periods 2009 through 2012 during fiscal year 2014. No cash payment was required. In the United States, the Company has been audited by the IRS through fiscal year 2010 and is currently under audit in one jurisdiction for the tax periods after December 2006.
A summary of the changes in the Company’s unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Balance at beginning of year	$8,213	15,428	41,379
Increases related to prior year tax positions	488	855	2,063
Increases related to current year tax positions	96	219	1,389
Decreases related to prior year tax positions	(4,567)	(3,091)	(19,675)
Decreases related to settlements	(296)	(4,797)	(9,792)
Lapses of statutes of limitations	—	—	(27)
Effect of foreign currency adjustments	(262)	(401)	91
Balance at end of year	$3,672	8,213	15,428
(17) Commitments and contingencies
(a) Lease commitments
The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under noncancelable operating and capital lease arrangements (see note 11).
(b) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $2.2 million and $3.0 million at December 27, 2014 and December 28, 2013, respectively. At December 27, 2014 and December 28, 2013, there were no amounts under such guarantees that were due. The fair value of the guarantee liability and corresponding asset recorded on the consolidated balance sheets was $144 thousand and $198 thousand, respectively, at December 27, 2014 and $277 thousand and $309 thousand, respectively, at December 28, 2013. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of December 27, 2014, the Company had recorded an immaterial amount of reserves for such guarantees. No reserves were recorded as of December 28, 2013.
Supply Chain Guarantees
In 2012, the Company entered into a third-party guarantee with a distribution facility of franchisee products that guarantees franchisees would sell a certain volume of cooler beverages each year over a 4-year period. During the second quarter of fiscal year 2013, the Company determined that the franchisees would not achieve the required sales volume, and therefore, the Company accrued the maximum guarantee under the agreement of $7.5 million, which is included in other current liabilities in the consolidated balance sheets as of December 28, 2013 and general and administrative expenses, net in the consolidated statements of operations for fiscal year 2013. The Company made the full required guarantee payment during the first quarter of 2014. No additional guarantee payments will be required under the agreement.
The Company has also entered into a third-party guarantee with this distribution facility of franchisee products that ensures franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of December 27, 2014 and December 28, 2013, the Company was contingently liable for $4.3 million and $5.7 million, respectively, under this guarantee. Additionally, the Company has various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 27, 2014 and December 28, 2013, we were contingently liable under such supply chain agreements for approximately $51.5 million and $52.6 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, considering various factors including internal forecasts, prior history, and ability to extend contract terms, we have accrued $507 thousand and $906 thousand related to these commitments as of December 27, 2014 and December 28, 2013, respectively, which are included in other current liabilities in the consolidated balance sheets.
Lease Guarantees
We are contingently liable on certain lease agreements typically resulting from assigning our interest in obligations under property leases as a condition of refranchising certain restaurants and the guarantee of certain other leases. These leases have varying terms, the latest of which expires in 2024. As of December 27, 2014 and December 28, 2013, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $6.3 million and $6.4 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(c) Letters of credit
At December 27, 2014 and December 28, 2013, the Company had standby letters of credit outstanding for a total of $2.9 million and $3.0 million, respectively. There were no amounts drawn down on these letters of credit.
(d) Legal matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). On June 22, 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest, representing loss in value of the franchises and lost profits. During the second quarter of 2012, the Company increased its estimated liability related to the Bertico litigation by $20.7 million to reflect the judgment amount and estimated plaintiff legal costs and interest. During fiscal years 2014, 2013, and 2012, the Company accrued additional interest on the judgment amount of $888 thousand, $952 thousand, and $493 thousand respectively, resulting in an estimated liability of $23.9 million, including the impact of foreign exchange, as of December 27, 2014. The Company strongly disagrees with the decision reached by the Court and believes the damages awarded were unwarranted. As such, the Company is vigorously appealing the decision.
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At December 27, 2014 and December 28, 2013, contingent liabilities, excluding the Bertico litigation, totaling $765 thousand and $1.5 million, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the potential loss which may be incurred in connection with these matters. While the Company intends to vigorously defend its positions against all claims in these lawsuits and disputes, it is reasonably possible that the losses in connection with all matters could increase by up to an additional $12.0 million based on the outcome of ongoing litigation or negotiations.

(18) Retirement plans
401(k) Plan
Employees of the Company, excluding employees of certain international subsidiaries and certain employees of company-owned stores, are eligible to participate in a defined contribution retirement plan, the Dunkin’ Brands, Inc. 401(k) Retirement Plan (“401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 80% of their pre-tax eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined in the sole discretion of the Company. The Company matched participants’ contributions during fiscal years 2014, 2013, and 2012, up to a maximum of 4% of the employee’s salary. Employer contributions for fiscal years 2014, 2013, and 2012, amounted to $3.2 million, $3.1 million, and $2.9 million, respectively. The 401(k) Plan also provides for an additional discretionary contribution of up to 2% of eligible wages for eligible participants based on the achievement of specified performance targets. No such discretionary contributions were made during fiscal years 2014, 2013, and 2012.
NQDC Plan
The Company, excluding employees of certain international subsidiaries, also offers certain qualifying individuals, as defined by the Employee Retirement Income Security Act (“ERISA”), the ability to participate in the NQDC Plan. The NQDC Plan allows for pre-tax contributions of up to 50% of a participant’s base annual salary and other forms of compensation, as defined. The Company credits the amounts deferred with earnings and holds investments in company-owned life insurance to partially offset the Company’s liabilities under the NQDC Plan. The NQDC Plan liability, included in other long-term liabilities in the consolidated balance sheets, was $8.5 million and $7.0 million at December 27, 2014 and December 28, 2013, respectively. As of December 27, 2014 and December 28, 2013, total investments held for the NQDC Plan were $3.0 million and $338 thousand, respectively, and are included in other assets in the consolidated balance sheets.
Canadian Pension Plan
The Company sponsors a contributory defined benefit pension plan in Canada, The Baskin-Robbins Employees’ Pension Plan (“Canadian Pension Plan”), which provides retirement benefits for the majority of its Canadian employees.

During the second quarter of 2012, the Company’s board of directors approved a plan to close our Peterborough, Ontario, Canada manufacturing plant, where the majority of the Canadian Pension Plan participants were employed (see note 20). As a result of the closure, the Company terminated the Canadian Pension Plan as of December 29, 2012, and the Financial Services Commission of Ontario approved the termination of the plan in the third quarter of 2014. In 2015, the Company expects to complete the final settlement of the plan by funding any plan deficit and using the plan assets to fund transfers to other retirement plans or for the purchase of annuities to fund future retirement payments to participants. Upon final settlement, the Company will recognize any unrealized losses in accumulated other comprehensive income.
The components of net pension expense were as follows (in thousands):

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Service cost	$—	—	262
Interest cost	207	216	333
Expected return on plan assets	(208)	(263)	(317)
Amortization of net actuarial loss	87	74	76
Net pension expense	$86	27	354

The amortization of net actuarial loss included in net pension expense above represents the amount reclassified from accumulated other comprehensive income (loss) during the respective fiscal year. The table below summarizes other balances for fiscal years 2014, 2013, and 2012 (in thousands):

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
Change in benefit obligation:
Benefit obligation, beginning of year	$8,200	8,349	6,050
Service cost	—	—	262
Interest cost	207	216	333
Employee contributions	—	—	88
Benefits paid	(208)	(230)	(275)
Curtailment gain	—	—	(1,084)
Actuarial loss	81	395	2,854
Foreign currency loss (gain), net	(681)	(530)	121
Benefit obligation, end of year	$7,599	8,200	8,349
Change in plan assets:
Fair value of plan assets, beginning of year	$5,790	5,809	4,945
Expected return on plan assets	208	263	317
Employer contributions	898	626	662
Employee contributions	—	—	88
Benefits paid	(208)	(230)	(275)
Actuarial loss	308	(371)	(27)
Foreign currency gain (loss), net	(540)	(307)	99
Fair value of plan assets, end of year	$6,456	5,790	5,809
Reconciliation of funded status:
Funded status	$(1,143)	(2,410)	(2,540)
Net amount recognized at end of period	$(1,143)	(2,410)	(2,540)
Amounts recognized in the balance sheet consist of:
Accrued benefit cost	$(1,143)	(2,410)	(2,540)
Net amount recognized at end of period	$(1,143)	(2,410)	(2,540)
The investments of the Canadian Pension Plan consisted of a long-term bond fund and a short-term investment fund at December 27, 2014 and December 28, 2013. These funds are comprised of numerous underlying investments and are valued at the unit fair value supplied by the funds' administrators, which represent the funds' proportionate share of underlying net assets at market value determined using closing market prices. The funds are considered Level 2, as defined by U.S. GAAP, because the inputs used to calculate the fair value are derived principally from observable market data. The Canadian Pension Plan's investment strategy is to mitigate fluctuations in the wind-up deficit of the plan by holding assets whose fluctuation in fair value will approximate that of the benefit obligation. The Canadian Pension Plan assumes a concentration of risk as it is invested in a limited number of investments. The risk is mitigated as the funds consists of a diverse range of underlying investments. The allocation of the assets within the plan consisted of the following:

	December 27, 2014	December 28, 2013
Cash and short-term investments	34%	35%
Debt securities	66	65
The key actuarial assumption used in determining the present value of accrued pension benefits was a discount rate of 2.65% at both December 27, 2014 and December 28, 2013. This discount rate reflects the estimate of the rate at which pension benefits could be effectively settled. No future salary increases are assumed as a result of the termination of the plan.

The actuarial assumptions used in determining the present value of our net periodic benefit cost were as follows:

	December 27, 2014	December 28, 2013	December 29, 2012
Discount rate	2.65%	2.70%	5.25%
Average salary increase for pensionable earnings	—	—	3.25
Expected return on plan assets	3.50	4.50	6.00
The expected return on plan assets was determined based on the Canadian Pension Plan’s target asset mix, expected long-term asset class returns based on a mean return over a 30-year period using a Monte Carlo simulation, the underlying long-term inflation rate, and expected investment expenses.
The accumulated benefit obligation was $7.6 million and $8.2 million at December 27, 2014 and December 28, 2013, respectively. We recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of the Canadian Pension Plan. At December 27, 2014 and December 28, 2013, the net liability for the funded status of the Canadian Pension Plan was included in other current liabilities in the consolidated balance sheets.
(19) Related-party transactions
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Fiscal year ended
	December 27, 2014	December 28, 2013	December 29, 2012
BR Japan	$1,790	2,097	2,549
BR Korea	4,602	4,156	3,662
Spain JV	123	130	—
	$6,515	6,383	6,211
At December 27, 2014 and December 28, 2013, the Company had $1.4 million of royalties receivable from its equity method investees, which were recorded in accounts receivable, net, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $2.6 million, $3.8 million, and $1.6 million, in fiscal years 2014, 2013, and 2012, respectively, primarily for the purchase of ice cream products and incentive payments.
The Company made loans of $2.1 million and $666 thousand during fiscal years 2013 and 2012, respectively, to the Spain JV, which were subsequently reserved (see note 6). As of December 27, 2014 and December 28, 2013, the Company had $2.5 million and $2.7 million, respectively, of notes receivable from the Spain JV, of which $2.3 million and $2.7 million were reserved, respectively. These notes receivable, net of the reserves, are included in other assets in the consolidated balance sheets.
During fiscal years 2014 and 2013, the Company recognized sales of ice cream products of $5.8 million and $4.8 million, respectively, in the consolidated statements of operations from the sale of ice cream products to the Australia JV. As of December 27, 2014 and December 28, 2013, the Company had $3.1 million and $733 thousand, respectively, of net receivables from the Australia JV, consisting of accounts and notes receivable, net of current liabilities.
(20) Closure of manufacturing plant
During fiscal year 2012, the Company closed its Peterborough, Ontario, Canada manufacturing plant, which supplied ice cream products to certain of Baskin-Robbins' international markets, and transitioned this manufacturing to existing third-party partner suppliers. The majority of the costs and activities related to the closure of the plant and transition to third-party suppliers occurred in fiscal year 2012, with the exception of the final settlement of our Canadian pension plan, which will likely occur in 2015.
The Company recorded cumulative costs related to the plant closure of $12.6 million, of which $654 thousand and $11.9 million were recorded in fiscal years 2013 and 2012, respectively. Costs recorded in fiscal year 2012 included $4.2 million of accelerated depreciation on property, plant, and equipment, $2.7 million of incremental ice cream production costs, $2.0 million of ongoing termination benefits, $1.1 million of one-time termination benefits, and $1.9 million of other costs related to the closing and transition. The accelerated depreciation and the incremental ice cream production costs are included in depreciation and cost of ice cream products, respectively, in the consolidated statements of operations, while all other costs are included in general and administrative expenses, net in the consolidated statements of operations. The Company also expects to incur additional costs of approximately $3.0 million to $4.0 million related to the final settlement of our Canadian Pension Plan (see note 18).
(21) Allowance for doubtful accounts
The changes in the allowance for doubtful accounts were as follows (in thousands):

	Accounts receivable	Short-term notes and other receivables	Long-term notes and other receivables
Balance at December 31, 2011	$2,713	2,321	—
Provision for (recovery of) doubtful accounts, net	513	(1,055)	—
Write-offs and other	(743)	(62)	—
Balance at December 29, 2012	2,483	1,204	—
Provision for (recovery of) doubtful accounts, net	1,015	(339)	2,808
Write-offs and other	(899)	(206)	—
Balance at December 28, 2013	2,599	659	2,808
Provision for (recovery of) doubtful accounts, net	1,796	(14)	1,039
Write-offs and other	(513)	633	100
Balance at December 27, 2014	$3,882	1,278	3,947
(22) Quarterly financial data (unaudited)

	Three months ended
	March 29, 2014	June 28, 2014	September 27, 2014	December 27, 2014
	(In thousands, except per share data)
Total revenues	$171,948	190,908	192,640	193,213
Operating income	69,097	87,557	92,480	89,724
Net income attributable to Dunkin' Brands	22,956	46,191	54,697	52,513
Earnings per share:
Common – basic	0.22	0.44	0.52	0.50
Common – diluted	0.21	0.43	0.52	0.50

	Three months ended
	March 30, 2013	June 29, 2013	September 28, 2013	December 28, 2013
	(In thousands, except per share data)
Total revenues	$161,858	182,488	186,317	183,177
Operating income	63,459	76,805	82,237	82,235
Net income attributable to Dunkin' Brands	23,798	40,812	40,221	42,072
Earnings per share:
Common – basic	0.22	0.38	0.38	0.39
Common – diluted	0.22	0.38	0.37	0.39

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 27, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 27, 2014, such disclosure controls and procedures were effective.
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

Management, with the participation of the Company's principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2014 based on the framework and criteria established in Internal Control–Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 27, 2014.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of December 27, 2014, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dunkin' Brands Group, Inc.:
We have audited Dunkin’ Brands Group, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dunkin’ Brands Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dunkin’ Brands Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control–Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2014, and our report dated February 19, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts
February 19, 2015

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 19, 2015.

Nigel Travis, age 65, has served as Chief Executive Officer of Dunkin’ Brands since January 2009 and assumed the additional role of Chairman of the Board in May 2013. From 2005 through 2008, Mr. Travis served as President and Chief Executive Officer, and on the board of directors of Papa John’s International, Inc., a publicly-traded international pizza chain. Prior to Papa John’s, Mr. Travis was with Blockbuster, Inc. from 1994 to 2004, where he served in increasing roles of responsibility, including President and Chief Operating Officer. Mr. Travis previously held numerous senior positions at Burger King Corporation. Mr. Travis currently serves as the Lead Director of Office Depot, Inc. and formerly served on the boards of Lorillard, Inc. and Bombay Company, Inc.

Paul Carbone, age 48, was named Senior Vice President and Chief Financial Officer on June 4, 2012. Prior to that, Mr. Carbone had served as Vice President, Financial Management of Dunkin’ Brands since 2008. Prior to joining Dunkin’ Brands, he most recently served as Senior Vice President and Chief Financial Officer for Tween Brands, Inc. Before Tween Brands, Mr. Carbone spent seven years with Limited Brands, Inc., where his roles included Vice President, Finance, for Victoria’s Secret. Mr. Carbone serves on the board of directors of Snap Fitness, a global franchisor of fitness facilities.

John Costello, age 67, joined Dunkin’ Brands in 2009 and currently serves as our President, Global Marketing & Innovation. Prior to joining Dunkin’ Brands, Mr. Costello was an independent consultant and served as President and CEO of Zounds, Inc., an early stage developer and hearing aid retailer, from September 2007 to January 2009. Following his departure, Zounds filed for bankruptcy in March 2009. From October 2006 to August 2007, he served as President of Consumer and Retail for Solidus Networks, Inc. (d/b/a Pay By Touch), which filed for bankruptcy in March 2008. Mr. Costello previously served as the Executive Vice President of Merchandising and Marketing at The Home Depot, Senior Executive Vice President of Sears, and Chief Global Marketing Officer of Yahoo!. He has also held leadership roles at several companies, including serving as President of Nielsen Marketing Research U.S. Mr. Costello currently serves on the board of directors of Fantex, Inc. and was a director of Ace Hardware Corporation from June 2009 to February 2014.

Richard Emmett, age 59, joined Dunkin' Brands in December 2009. He was named Chief Legal and Human Resources Officer in January 2014. Prior to that, Mr. Emmett served as Senior Vice President and General Counsel of the Company. Mr. Emmett joined Dunkin' Brands from QCE Holding LLC (“Quiznos”) where he served as Executive Vice President, Chief Legal Officer and Secretary. Prior to Quiznos, Mr. Emmett served in various roles, including as Senior Vice President, General Counsel and Secretary, for Papa John's International, Inc. Mr. Emmett currently serves on the board of directors of Francesca's Holdings Corporation, is a member of Francesca's audit committee, and serves as Chair of that company's compensation committee.

Bill Mitchell, age 50, joined Dunkin’ Brands in August 2010 and currently serves as President, Baskin-Robbins U.S and Canada, and Baskin-Robbins and Dunkin’ Donuts Japan, China, and Korea. Mr. Mitchell joined Dunkin’ Brands from Papa John’s International, where he had served in a variety of roles since 2000, including President of Global Operations, President of Domestic Operations, Operations VP, Division VP and Senior VP of Domestic Operations. Prior to Papa John’s, Mr. Mitchell was with Popeyes, a division of AFC Enterprises where he served in various capacities including Senior Director of Franchise Operations.

Scott Murphy, age 42, was named Senior Vice President and Chief Supply Officer in February 2013. Mr. Murphy joined Dunkin’ Brands in 2004 and prior to his current position, served as Vice President, Global Supply Chain for Dunkin’ Donuts. Mr. Murphy's prior experience includes 10 years of global management consulting with A.T. Kearney. Mr. Murphy serves on the board of directors of the National Coffee Association of America as well as the National DCP, LLC, the Dunkin’ Donuts franchisee-owned purchasing and distribution cooperative, and previously served on the Board of Directors of the International Food Service Manufacturers Association.

Karen Raskopf, age 60, joined Dunkin' Brands in 2009 and currently serves as Senior Vice President and Chief Communications Officer. Prior to joining Dunkin' Brands, she spent 12 years as Senior Vice President, Corporate Communications for Blockbuster, Inc. She also served as head of communications for 7-Eleven, Inc.

Paul Twohig, age 61, joined Dunkin’ Donuts U.S. in October 2009 and currently serves as President, Dunkin’ Donuts U.S. and Canada, and Dunkin’ Donuts & Baskin-Robbins Europe and Latin America. Prior to his current position, Mr. Twohig served as Senior Vice President and Chief Operating Officer. Prior to joining Dunkin’ Brands, Mr. Twohig served as a Division Senior Vice President for Starbucks Corporation from December 2004 to March 2009. Mr. Twohig also previously served as Chief Operating Officer for Panera Bread Company.

John Varughese, age 49, joined Dunkin’ Brands in 2002 and currently serves as Vice President, Middle East, Southeast Asia and India. Prior to his current position, Mr. Varughese served as Vice President, Baskin-Robbins International Operations and Managing Director, International, Baskin-Robbins and Dunkin’ Donuts.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 27, 2014 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

3.1
Form of Second Restated Certificate of Incorporation of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

3.2
Form of Second Amended and Restated Bylaws of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

4.2
Specimen Common Stock certificate of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.1*
Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.) Amended and Restated 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.2*
Form of Option Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.3*
Form of Restricted Stock Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.4*
Dunkin’ Brands Group, Inc. Amended & Restated 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.5*
Form of Amended Option Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 20, 2014)

10.6*
Form of Amended Restricted Stock Unit Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.7*
Dunkin’ Brands Group, Inc. Annual Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed the with SEC on August 6, 2014)

10.8*	Amended and Restated Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan

10.9*
First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.10*
Amendment No. 1 to First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on December 3, 2012)

10.11*
Amendment No. 2 to First Amended and Restated Executive Employment Agreement between Dunkin' Brands, Inc., Dunkin' Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on March 5, 2014)

10.12*
Offer Letter to John Costello dated September 30, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.13*
Offer Letter to Paul Twohig dated September 10, 2009 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.14*
Offer Letter to Richard Emmett dated November 23, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.15*	Offer Letter to Paul Carbone dated June 4, 2012 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.16*	Form of amendment to Offer Letters (incorporated by reference to Exhibit 10.16(a) to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.17*
Restricted Stock Award Agreement of Nigel Travis, dated February 28, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on March 5, 2014)

10.18*
Executive Stock Option Award of Paul Twohig, dated February 28, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on May 7, 2014)

10.19*
Executive Restricted Stock Award of John Costello, dated February 28, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on May 7, 2014)

10.20
Form of Non-Competition/Non-Solicitation/Confidentiality Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.21
Form of Base Indenture dated January 26, 2015 between DB Master Finance LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.22
Form of Series 2015-1 Supplement to Base Indenture dated January 26, 2015 between DB Master Finance LLC, as Master Issuer of the Series 2015-1 fixed rate senior secured notes, Class A-2, and Series 2015-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2015-1 Securities Intermediary (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.23
Form of Class A-1 Note Purchase Agreement dated January 26, 2015 among DB Master Finance LLC, as Mastter Issuer, DB Master Finance Parent LLC, DB Franchising Holding Company LLC, DB Mexican Franchising LLC, DD IP Holder LLC, BR IP Holder, BR UK Franchising LLC, Dunkin’ Donuts Franchising LLC, Baskin-Robbins Franchising LLC, DB Real Estate Assets I LLC, DB Real Estate Assets II LLC, each as Guarantor, Dunkin’ Brands, Inc., as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Centrale Raiffeisen-Boerenleenbank, B.A.,“Rabobank Nederland,” New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.24
Form of Guarantee and Collateral Agreement dated January 26, 2015 among DB Master Finance Parent LLC, DB Franchising Holding Company LLC, DB Mexican Franchising LLC, DD IP Holder LLC, BR IP Holder, BR UK Franchising LLC, Dunkin’ Donuts Franchising LLC, Baskin-Robbins Franchising LLC, DB Real Estate Assets I LLC, DB Real Estate Assets II LLC, each as a Guarantor, in favor of Citibank, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.25
Form of Management Agreement dated January 26, 2015 among DB Master Finance, DB Master Finance Parent LLC, certain subsidiaries of DB Master Finance LLC party thereto, Dunkin’ Brands, Inc., as manager, DB AdFund Administrator LLC, Dunkin’ Brands (UK) Limited, as Sub-Managers, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.26
Form of Fixed Dollar Accelerated Share Repurchase Transaction Confirmation dated February 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on February 6, 2015)

10.27	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.28
Lease between 130 Royall, LLC and Dunkin’ Brands, Inc., dated as of December 20, 2013 (incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 20, 2014)

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, formatted in Extensible Business Reporting Language, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 19, 2015

DUNKIN’ BRANDS GROUP, INC.

By:	/s/ Nigel Travis
Name:	Nigel Travis
Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nigel Travis	Chairman and Chief Executive Officer (Principal Executive Officer)	February 19, 2015
Nigel Travis

/s/ Paul Carbone	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2015
Paul Carbone

/s/ Raul Alvarez	Director	February 19, 2015
Raul Alvarez

/s/ Irene Chang Britt	Director	February 19, 2015
Irene Chang Britt

/s/ Anthony DiNovi	Director	February 19, 2015
Anthony DiNovi

/s/ Michael Hines	Director	February 19, 2015
Michael Hines

/s/ Sandra Horbach	Director	February 19, 2015
Sandra Horbach

/s/ Mark Nunnelly	Director	February 19, 2015
Mark Nunnelly

/s/ Carl Sparks	Director	February 19, 2015
Carl Sparks

/s/ Joseph Uva	Director	February 19, 2015
Joseph Uva