Form 10-Q
period 2015-03-28
DUNKIN' BRANDS GROUP, INC.
filed 2015-05-06
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 28, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of May 4, 2015, 96,235,566 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 28, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$340,393	208,080
Restricted cash	72,004	—
Accounts receivable, net of allowance for doubtful accounts of $3,779 and $3,882 as of March 28, 2015 and December 27, 2014, respectively	49,534	55,908
Notes and other receivables, net of allowance for doubtful accounts of $849 and $1,278 as of March 28, 2015 and December 27, 2014, respectively	23,151	49,152
Deferred income taxes, net	48,708	49,216
Restricted assets of advertising funds	38,533	34,300
Prepaid income taxes	11,504	24,861
Prepaid expenses and other current assets	27,752	21,101
Total current assets	611,579	442,618
Property and equipment, net of accumulated depreciation of $106,387 and $104,415 as of March 28, 2015 and December 27, 2014, respectively	181,069	182,061
Equity method investments	162,410	164,493
Goodwill	892,124	891,370
Other intangible assets, net of accumulated amortization of $223,249 and $221,042 as of March 28, 2015 and December 27, 2014, respectively	1,419,818	1,425,797
Other assets	93,057	71,044
Total assets	$3,360,057	3,177,383
Liabilities, Redeemable Noncontrolling Interests, and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$25,253	3,852
Capital lease obligations	518	506
Accounts payable	11,711	13,814
Liabilities of advertising funds	47,013	48,081
Deferred income	31,121	30,374
Other current liabilities	217,311	258,892
Total current liabilities	332,927	355,519
Long-term debt, net	2,476,079	1,807,081
Capital lease obligations	7,442	7,575
Unfavorable operating leases acquired	14,284	14,795
Deferred income	16,704	14,935
Deferred income taxes, net	534,032	540,339
Other long-term liabilities	63,447	62,189
Total long-term liabilities	3,111,988	2,446,914
Commitments and contingencies (note 10)
Redeemable noncontrolling interests	6,785	6,991
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at March 28, 2015 and December 27, 2014	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 96,584,611 issued and 96,464,574 outstanding at March 28, 2015; 104,630,978 shares issued and outstanding at December 27, 2014	96	104
Additional paid-in capital	909,795	1,093,363
Treasury stock, at cost	(5,751)	—
Accumulated deficit	(982,360)	(711,531)
Accumulated other comprehensive loss	(13,423)	(13,977)
Total stockholders’ equity (deficit)	(91,643)	367,959
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity (deficit)	$3,360,057	3,177,383

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 28, 2015	March 29, 2014
Revenues:
Franchise fees and royalty income	$115,325	106,712
Rental income	23,627	22,447
Sales of ice cream products	22,591	28,671
Sales at company-operated restaurants	6,558	6,316
Other revenues	17,804	7,802
Total revenues	185,905	171,948
Operating costs and expenses:
Occupancy expenses—franchised restaurants	13,518	13,012
Cost of ice cream products	14,879	19,748
Company-operated restaurant expenses	6,858	6,363
General and administrative expenses, net	58,307	59,714
Depreciation	5,110	4,913
Amortization of other intangible assets	6,200	6,405
Long-lived asset impairment charges	264	123
Total operating costs and expenses	105,136	110,278
Net income of equity method investments	2,947	3,100
Other operating income, net	24	4,327
Operating income	83,740	69,097
Other income (expense), net:
Interest income	122	69
Interest expense	(22,164)	(17,941)
Loss on debt extinguishment and refinancing transactions	(20,554)	(13,735)
Other gains (losses), net	(545)	27
Total other expense, net	(43,141)	(31,580)
Income before income taxes	40,599	37,517
Provision for income taxes	15,174	14,689
Net income including noncontrolling interests	25,425	22,828
Net loss attributable to noncontrolling interests	(206)	(128)
Net income attributable to Dunkin’ Brands	$25,631	22,956
Earnings per share:
Common—basic	$0.26	0.22
Common—diluted	0.25	0.21
Cash dividends declared per common share	0.27	0.23
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 28, 2015	March 29, 2014
Net income including noncontrolling interests	$25,425	22,828
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense of $258 and $313 for the three months ended March 28, 2015 and March 29, 2014, respectively	1,379	1,291
Effect of interest rate swaps, net of deferred tax benefit of $217 and $457 for the three months ended March 28, 2015 and March 29, 2014, respectively	(318)	(701)
Other, net	(507)	658
Total other comprehensive income, net	554	1,248
Comprehensive income including noncontrolling interests	25,979	24,076
Comprehensive loss attributable to noncontrolling interests	(206)	(128)
Comprehensive income attributable to Dunkin’ Brands	$26,185	24,204
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net income including noncontrolling interests	$25,425	22,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,310	11,318
Amortization of debt issuance costs and original issue discount	1,371	1,038
Loss on debt extinguishment and refinancing transactions	20,554	13,735
Deferred income taxes	(6,261)	(3,842)
Provision for (recovery of) bad debt	(243)	1,365
Share-based compensation expense	3,672	1,849
Net income of equity method investments	(2,947)	(3,100)
Dividends received from equity method investments	5,283	5,825
Gain on sale of real estate	—	(4,327)
Other, net	(393)	(402)
Change in operating assets and liabilities:
Restricted cash	(65,772)	—
Accounts, notes, and other receivables, net	32,397	22,062
Prepaid income taxes, net	13,424	5,363
Other current assets	(6,875)	1,335
Accounts payable	(875)	(733)
Other current liabilities	(45,105)	(72,566)
Liabilities of advertising funds, net	(5,038)	(2,746)
Deferred income	2,534	917
Other, net	8,559	1,694
Net cash (used in) provided by operating activities	(8,980)	1,613
Cash flows from investing activities:
Additions to property and equipment	(6,233)	(4,436)
Proceeds from sale of real estate	—	6,937
Other, net	(1,499)	(1,418)
Net cash (used in) provided by investing activities	(7,732)	1,083
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,500,000	—
Repayment of long-term debt	(1,818,971)	(10,000)
Payment of debt issuance and other debt-related costs	(40,953)	(8,977)
Dividends paid on common stock	(25,688)	(24,520)
Repurchases of common stock, including accelerated share repurchase	(459,821)	(22,040)
Change in restricted cash	(6,900)	—
Exercise of stock options	1,209	3,411
Excess tax benefits from share-based compensation	1,424	5,465
Other, net	(886)	(568)
Net cash provided by (used in) financing activities	149,414	(57,229)
Effect of exchange rates on cash and cash equivalents	(389)	20
Increase (decrease) in cash and cash equivalents	132,313	(54,513)
Cash and cash equivalents, beginning of period	208,080	256,933
Cash and cash equivalents, end of period	$340,393	202,420
Supplemental cash flow information:
Cash paid for income taxes	$6,792	7,618
Cash paid for interest	12,955	19,900
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	718	857
Purchase of leaseholds in exchange for capital lease obligations	—	185
Noncash financing activities:
Repurchases of common stock included in accounts payable and other current liabilities	5,763	1,958
Debt issuance costs included in accounts payable and other current liabilities	396	—
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
(2) Summary of Significant Accounting Policies
(a) Unaudited Consolidated Financial Statements
The consolidated balance sheet as of March 28, 2015 and the consolidated statements of operations, comprehensive income, and cash flows for the three months ended March 28, 2015 and March 29, 2014 are unaudited.
The accompanying unaudited consolidated financial statements include the accounts of DBGI and its consolidated subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with U.S. GAAP have been recorded. Such adjustments consisted only of normal recurring items. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 27, 2014, included in the Company’s Annual Report on Form 10-K.
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within our three month periods ended March 28, 2015 and March 29, 2014 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three month period ended March 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2015.
(c) Restricted Cash
In accordance with the Company's securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”) for the benefit of the Trustee and the noteholders, and are restricted in their use. The Company held restricted cash which primarily represented (i) cash collections held by the Trustee, (ii) interest, principal, and commitment fee reserves held by the Trustee related to the Company's Notes (see note 4), and (iii) real estate reserves used to pay real estate obligations. Changes in restricted cash accounts are presented as either a component of cash flows from operating or financing activities in the consolidated statements of cash flows based on the nature of the restricted balance.
(d) Fair Value of Financial Instruments
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

Financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2015 and December 27, 2014 are summarized as follows (in thousands):

	March 28, 2015		December 27, 2014
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$3,022	3,022	2,975	2,975
Total assets	$3,022	3,022	2,975	2,975
Liabilities:
Deferred compensation liabilities	$8,767	8,767	8,488	8,488
Total liabilities	$8,767	8,767	8,488	8,488
The deferred compensation liabilities relate primarily to the Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (“NQDC Plan”), which allows for pre-tax deferral of compensation for certain qualifying employees and directors. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds assets, which include company-owned life insurance policies, to partially offset the Company’s liabilities under the NQDC Plan. The changes in the fair value of any company-owned life insurance policies are derived using determinable cash surrender value. As such, the company-owned life insurance policies are classified within Level 2, as defined under U.S. GAAP.
The carrying value and estimated fair value of long-term debt as of March 28, 2015 and December 27, 2014 were as follows (in thousands):

	March 28, 2015		December 27, 2014
	Carrying Value	Estimated fair value	Carrying Value	Estimated fair value
Financial liabilities
Long-term debt	$2,501,332	2,541,376	1,810,933	1,778,066
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At March 28, 2015 and December 27, 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 19% of total accounts and notes receivable, which was primarily due to the timing of orders and shipments of ice cream to the master licensee. For the three months ended March 29, 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 11% of total revenues. No individual franchisee or master licensee accounted for more than 10% of total revenues for the three months ended March 28, 2015.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin' Donuts and Baskin-Robbins products under licensing arrangements. As of March 28, 2015, one of these third parties accounted for approximately 13% of total accounts and notes receivable. No individual third party accounted for more than 10% of total accounts and notes receivable as of December 27, 2014.

(f) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. This guidance is currently effective for the Company in fiscal year 2017 and early adoption is not permitted. In April 2015, the FASB proposed deferring the effective date of the guidance by one year, and also proposed permitting early adoption of the standard, but not before the original effective date. The Company is currently evaluating the impact the adoption of this new standard will have on the Company’s accounting policies, consolidated financial statements, and related disclosures, and has not yet selected a transition method.
In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums, instead of as an asset. This guidance is effective for the Company in fiscal year 2016, and early adoption is permitted. The adoption of this guidance by the Company will result in the reclassification of debt issuance costs, which were approximately $40.2 million and $11.5 million as of March 28, 2015 and December 27, 2014, respectively, from other assets to long-term debt, net in the consolidated balance sheets, resulting in a corresponding reduction in total assets and total long-term liabilities. The adoption of this guidance will not have any impact on the Company’s consolidated statements of operations or cash flows.
(g) Reclassifications
The Company has revised the presentation of certain captions for the three months ended March 29, 2014 within the consolidated statements of cash flows to conform to the current period presentation. The revisions had no impact on net cash provided by (used in) operating, investing, or financing activities.
(h) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended
	March 28, 2015	March 29, 2014
Royalty income	$106,121	98,599
Initial franchise fees and renewal income	9,204	8,113
Total franchise fees and royalty income	$115,325	106,712
The changes in franchised and company-operated points of distribution were as follows:

	Three months ended
	March 28, 2015	March 29, 2014
Systemwide Points of Distribution:
Franchised points of distribution in operation—beginning of period	18,821	18,122
Franchised points of distribution—opened	298	266
Franchised points of distribution—closed	(219)	(170)
Net transfers from company-operated points of distribution	(2)	—
Franchised points of distribution in operation—end of period	18,898	18,218
Company-operated points of distribution—end of period	43	36
Total systemwide points of distribution—end of period	18,941	18,254

(4) Debt
Securitized Financing Facility
On January 26, 2015, DB Master Finance LLC (the “Master Issuer”), a limited purpose, bankruptcy remote, wholly-owned indirect subsidiary of DBGI, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allow for the issuance of up to $100.0 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). If the Class A-2 Notes have not been repaid in full by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the Class A-2-I and Class A-2-II Notes bear interest at a fixed rate equal to 3.262% and 3.980%, respectively. If the Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the Class A-2-I and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year, payable in quarterly installments. No principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.
It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to February 2020, subject to two additional one-year extensions. Borrowings under the Variable Funding Notes bear interest at a rate equal to a base rate, a LIBOR rate plus 2.25%, or the lenders’ commercial paper funding rate plus 2.25%. If the Variable Funding Notes are not repaid prior to February 2020, incremental interest will accrue. In addition, the Company is required to pay a 2.25% fee for letters of credit amounts outstanding and a commitment fee on the unused portion of the Variable Funding Notes which ranges from 0.50% to 1.00% based on utilization.
As of March 28, 2015, $750.0 million and $1.75 billion of principal were outstanding on the Class A-2-I Notes and Class A-2-II Notes, respectively. Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $41.3 million. The effective interest rate, including the amortization of debt issuance costs, was 3.5% and 4.3% for the Class A-2-I Notes and Class A-2-II Notes, respectively, at March 28, 2015. As of March 28, 2015, $26.4 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit.
The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control as defined in the Indenture and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information and similar matters. As noted above, the Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated DSCR, failure to maintain an aggregate level of Dunkin' Donuts U.S. retail sales on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
Senior Credit Facility
In February 2014, the senior credit facility was amended, which resulted in a reduction of interest rates. As a result, during the first quarter of 2014, the Company recorded a loss on debt extinguishment and refinancing transactions of $13.7 million, including $10.5 million related to the write-off of original issuance discount and debt issuance costs and $3.2 million of fees paid to third parties. The amended term loans were issued with an original issue discount of 0.25%, or $4.6 million, which was recorded as a reduction to long-term debt. Total debt issuance costs incurred and capitalized in connection with this amendment were $1.2 million. As of December 27, 2014, $1.82 billion of principal was outstanding on the term loans.
The proceeds from the issuance of the Class A-2 Notes were used to repay the remaining principal outstanding on the term loans. The Company recorded a loss on debt extinguishment of $20.6 million, consisting primarily of the write-off of the remaining original issuance discount and debt issuance costs related to the term loans.
(5) Derivative Instruments and Hedging Transactions
Effective December 23, 2014, the Company terminated all interest rate swap agreements with its counterparties in anticipation of the securitization transaction and related repayment of the outstanding term loans (see note 4). The total fair value of the interest rate swaps at the termination date was $6.3 million, excluding accrued interest owed to the counterparties of $1.0 million. The Company received cash proceeds, net of accrued interest, of $3.6 million in fiscal year 2014 and the remaining $1.7 million in the three months ended March 28, 2015. Upon termination, cash flow hedge accounting was discontinued and the cumulative pre-tax gain was recorded in accumulated other comprehensive loss, which will be amortized on a straight-line basis to interest expense in the consolidated statements of operations through November 23, 2017, the original maturity date of the swaps.
As of March 28, 2015 and December 27, 2014, a pre-tax gain of $5.7 million and $6.2 million, respectively, was recorded in accumulated other comprehensive loss. During the next twelve months, the Company estimates that $2.1 million will be reclassified from accumulated other comprehensive loss as a reduction of interest expense.
The tables below summarize the effects of derivative instruments on the consolidated statements of operations and comprehensive loss for the three months ended March 28, 2015, and March 29, 2014 (in thousands):

Three months ended March 28, 2015
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive loss	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income
Interest rate swaps	$—	535	Interest expense	$(535)
Income tax effect	—	(217)	Provision for income taxes	217
Net of income taxes	$—	318		$(318)

Three months ended March 29, 2014
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive loss	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income
Interest rate swaps	$(2,035)	(877)	Interest expense	$(1,158)
Income tax effect	803	346	Provision for income taxes	457
Net of income taxes	$(1,232)	(531)		$(701)

(6) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 28, 2015	December 27, 2014
Gift card/certificate liability	$100,563	151,127
Gift card breakage liability	28,577	25,893
Accrued salary and benefits	15,389	21,632
Accrued legal liabilities (see note 10(c))	20,340	24,648
Accrued interest	16,407	8,351
Accrued professional costs	4,147	9,381
Franchisee profit-sharing liability	9,260	1,074
Other	22,628	16,786
Total other current liabilities	$217,311	258,892
The decrease in the gift card/certificate liability is driven by the seasonality of our gift card program.
(7) Segment Information
The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income, franchise fees, and rental income. Dunkin’ Donuts U.S. also derives revenue through retail sales at company-operated restaurants. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement. Baskin-Robbins International primarily derives its revenues from the sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.
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

	Revenues
	Three months ended
	March 28, 2015	March 29, 2014
Dunkin’ Donuts U.S.	$133,867	125,219
Dunkin’ Donuts International	6,578	4,285
Baskin-Robbins U.S.	9,872	9,121
Baskin-Robbins International	23,568	30,011
Total reportable segment revenues	173,885	168,636
Other	12,020	3,312
Total revenues	$185,905	171,948

Expenses included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended
	March 28, 2015	March 29, 2014
Dunkin’ Donuts U.S.	$93,406	89,832
Dunkin’ Donuts International	4,300	2,857
Baskin-Robbins U.S.	5,969	4,868
Baskin-Robbins International	7,971	9,499
Total reportable segments	111,646	107,056
Corporate	(21,442)	(31,431)
Interest expense, net	(22,042)	(17,872)
Amortization of other intangible assets	(6,200)	(6,405)
Long-lived asset impairment charges	(264)	(123)
Loss on debt extinguishment and refinancing transactions	(20,554)	(13,735)
Other gains (losses), net	(545)	27
Income before income taxes	$40,599	37,517
Net income of equity method investments, including amortization of intangibles resulting from the BCT Acquisition, is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Income included in “Other” in the table below represents the reduction of depreciation and amortization, net of tax, related to BR Korea Co., Ltd. (“BR Korea”) as the result of an impairment charge recorded in fiscal year 2011 related to the underlying long-lived assets of BR Korea. Net income of equity method investments by reportable segment was as follows (in thousands):

	Net income of equity method investments
	Three months ended
	March 28, 2015	March 29, 2014
Dunkin’ Donuts International	$289	304
Baskin-Robbins International	2,565	2,458
Total reportable segments	2,854	2,762
Other	93	338
Total net income of equity method investments	$2,947	3,100
(8) Stockholders’ Equity (Deficit) and Redeemable Noncontrolling Interests
The changes in total stockholders’ equity (deficit) and redeemable noncontrolling interests were as follows (in thousands):

	Total stockholders’ equity (deficit)	Redeemable noncontrolling interests
Balance at December 27, 2014	$367,959	6,991
Net income (loss)	25,631	(206)
Other comprehensive income	554	—
Dividends paid on common stock	(25,688)	—
Exercise of stock options	1,209	—
Repurchases of common stock	(465,584)	—
Share-based compensation expense	3,672	—
Excess tax benefits from share-based compensation	1,424	—
Other, net	(820)	—
Balance at March 28, 2015	$(91,643)	6,785

(a) Redeemable Noncontrolling Interests
As of March 28, 2015, the consolidated balance sheets included $1.4 million of cash and cash equivalents and $11.9 million of property and equipment, net, for the partnership entity with the noncontrolling owners, which may be used only to settle obligations of the partnership. Subsequent to March 28, 2015, the Company acquired the remaining interests from the noncontrolling owners for approximately $5.9 million.
(b) Treasury Stock
On February 5, 2015, the Company entered into a $400.0 million accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the ASR Agreement, the Company paid the financial institution $400.0 million in cash and received an initial delivery of 6,951,988 of the Company’s common stock in February 2015, representing an estimate of 80% of the total shares expected to be delivered under the ASR Agreement. At settlement, the financial institution may be required to deliver additional shares of common stock to the Company, or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the financial institution. Final settlement of the ASR Agreement is expected to be completed in June 2015, although the settlement may be accelerated at the financial institution’s option. Additionally, during the three months ended March 28, 2015, the Company repurchased a total of 1,390,580 shares of common stock in the open market at a weighted average cost per share of $47.14 from existing stockholders.
The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $385.6 million during the three months ended March 28, 2015 for the shares repurchased under the ASR Agreement and in the open market, based on the fair market value of the shares on the dates of repurchase and direct costs incurred. Additionally, the Company recorded a decrease in additional paid in capital of $80.0 million related to the remaining cash paid under the ASR Agreement. During the three months ended March 28, 2015, the Company retired 8,222,531 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $379.8 million and $84.0 million, respectively, and an increase in accumulated deficit of $295.9 million. As of March 28, 2015, $5.8 million remained unpaid related to the repurchase of common stock, which was included in accounts payable and other current liabilities in the consolidated balance sheets.
(c) Equity Incentive Plans
During the three months ended March 28, 2015, the Company granted stock options to purchase 1,621,899 shares of common stock, 21,101 restricted stock awards (“RSAs”), and 68,173 restricted stock units (“RSUs”) to certain employees. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $47.39 per share and have a weighted average grant-date fair value of $8.66 per share. The RSAs will vest in equal installments in February 2018 and February 2019, and have a grant-date fair value of $47.39 per share. The RSUs vest over a three-year period subsequent to the grant date and have a weighted average grant-date fair value of $45.08 per share.
Total compensation expense related to all share-based awards was $3.7 million and $1.8 million for the three months ended March 28, 2015 and March 29, 2014, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(d) Accumulated Other Comprehensive Loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains (losses) on interest rate swaps	Unrealized gain (loss) on pension plan	Other	Accumulated other comprehensive loss
Balance at December 27, 2014	$(13,738)	3,716	(2,874)	(1,081)	(13,977)
Other comprehensive income (loss)	1,379	(318)	30	(537)	554
Balance at March 28, 2015	$(12,359)	3,398	(2,844)	(1,618)	(13,423)
(e) Dividends
The Company paid a quarterly dividend of $0.265 per share of common stock on March 18, 2015, totaling approximately $25.7 million. On April 23, 2015, we announced that our board of directors approved the next quarterly dividend of $0.265 per share of common stock payable June 17, 2015 to shareholders of record at the close of business on June 9, 2015.

(9) Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three months ended
	March 28, 2015	March 29, 2014
Net income attributable to Dunkin’ Brands—basic and diluted (in thousands)	$25,631	22,956
Weighted average number of common shares:
Common—basic	100,271,701	106,501,856
Common—diluted	101,502,438	107,980,160
Earnings per common share:
Common—basic	$0.26	0.22
Common—diluted	0.25	0.21
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,230,737 and 1,478,304 equity awards for the three months ended March 28, 2015 and March 29, 2014, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of March 28, 2015 and March 29, 2014, there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 3,084,195 and 1,496,216 equity awards for the three months ended March 28, 2015 and March 29, 2014, respectively, as they would be antidilutive.
(10) Commitments and Contingencies
(a) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $2.0 million and $2.2 million at March 28, 2015 and December 27, 2014, respectively. At March 28, 2015 and December 27, 2014, there were no amounts under such guarantees that were due. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of March 28, 2015 and December 27, 2014, the Company recorded an immaterial amount of reserves for such guarantees.
Supply Chain Guarantees
The Company entered into a third-party guarantee with a distribution facility that guarantees franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of March 28, 2015 and December 27, 2014, the Company was contingently liable for $4.0 million and $4.3 million, respectively, under this guarantee. Additionally, the Company has various supply chain contracts that generally provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. As of March 28, 2015 and December 27, 2014, the Company was contingently liable under such supply chain agreements for approximately $49.2 million and $51.5 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we have accrued $403 thousand and $507 thousand related to these commitments as of March 28, 2015 and December 27, 2014, respectively, which are included in other current liabilities in the consolidated balance sheets.
Lease Guarantees
The Company is contingently liable on certain lease agreements typically resulting from assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases. These leases have varying terms, the latest of which expires in 2024. As of March 28, 2015 and December 27, 2014, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $5.9 million and $6.3 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(b) Letters of Credit
At March 28, 2015 and December 27, 2014, the Company had standby letters of credit outstanding for a total of $26.4 million and $2.9 million, respectively. There were no amounts drawn down on these letters of credit.
(c) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million as of March 28, 2015 which is recorded within general and administrative expenses, net in the consolidated statements of operations, resulting in an estimated liability of $19.6 million as of that date.
Additionally, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At March 28, 2015 and December 27, 2014, contingent liabilities, excluding the Bertico litigation and related matters, totaling $745 thousand and $765 thousand, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable loss which may be incurred in connection with these matters.
(11) Related-Party Transactions
(a) Advertising Funds
At March 28, 2015 and December 27, 2014, the Company had a net payable of $8.5 million and $13.8 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $2.4 million and $1.9 million for the three months ended March 28, 2015 and March 29, 2014, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made net contributions to the advertising funds based on retail sales at company-operated restaurants of $265 thousand and $264 thousand during the three months ended March 28, 2015 and March 29, 2014, respectively, which are included in company-operated restaurant expenses in the consolidated statements of operations. The Company also funded initiatives that will benefit the gift card program of $512 thousand and $1.7 million during the three months ended March 28, 2015 and March 29, 2014, respectively, which was contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 6).

(b) Equity Method Investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended
	March 28, 2015	March 29, 2014
B-R 31 Ice Cream Co., Ltd.	$242	311
BR Korea	1,013	1,047
	$1,255	1,358
At March 28, 2015 and December 27, 2014, the Company had $1.1 million and $1.4 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $998 thousand and $495 thousand during the three months ended March 28, 2015 and March 29, 2014, respectively, primarily for the purchase of ice cream products and incentive payments.
As of March 28, 2015 and December 27, 2014, the Company had $2.3 million and $2.5 million, respectively, of notes receivable from Coffee Alliance S.L., an equity method investee, of which $2.3 million was reserved. The notes receivable, net of the reserve, are included in other assets in the consolidated balance sheets.
The Company recognized sales of ice cream products of $449 thousand and $1.1 million during the three months ended March 28, 2015 and March 29, 2014, respectively, in the consolidated statements of operations from the sale of ice cream products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”), of which the Company owns a 20 percent equity interest. As of March 28, 2015 and December 27, 2014, the Company had $1.9 million and $3.1 million, respectively, of net receivables from the Australia JV, consisting of accounts receivable and notes and other receivables, net of other current liabilities.

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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 18,900 points of distribution in nearly 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of March 28, 2015, Dunkin’ Donuts had 11,367 global points of distribution with restaurants in 41 U.S. states and the District of Columbia and in 36 foreign countries. Baskin-Robbins had 7,574 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 47 foreign countries.
We are organized into four reporting segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We generate revenue from five primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) rental income from restaurant properties that we lease or sublease to franchisees, (iii) sales of ice cream products to franchisees in certain international markets, (iv) retail store revenue at our company-operated restaurants, and (v) other income including fees for the licensing of our brands for products sold in non-franchised outlets, the licensing of the right to manufacture Baskin-Robbins ice cream sold to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 43 company-operated points of distribution as of March 28, 2015, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the three months ended March 28, 2015, franchisee contributions to the U.S. advertising funds were $85.2 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three-month periods ended March 28, 2015 and March 29, 2014 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2015.
Selected Operating and Financial Highlights

	Three months ended
	March 28, 2015	March 29, 2014
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,744.4	1,614.8
Dunkin’ Donuts International	168.2	168.7
Baskin-Robbins U.S.	119.7	109.8
Baskin-Robbins International	278.8	282.1
Total franchisee-reported sales(a)	$2,311.1	2,175.5
Systemwide sales growth	6.2%	4.3%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	2.7%	1.2%
Dunkin’ Donuts International	1.7%	(2.4)%
Baskin-Robbins U.S.	8.0%	0.5%
Baskin-Robbins International	0.3%	1.4%
Financial data (in thousands):
Total revenues	$185,905	171,948
Operating income	83,740	69,097
Adjusted operating income	87,605	75,625
Net income attributable to Dunkin’ Brands	25,631	22,956
Adjusted net income	40,282	35,628
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

Overall growth in systemwide sales of 6.2% for the three months ended March 28, 2015, over the same period in the prior year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 8.0% for the three months ended March 28, 2015, as a result of 414 net new restaurants opened since March 29, 2014 and comparable store sales growth of 2.7%. The increase in comparable store sales was driven by increased average ticket and higher traffic resulting from our focus on operational excellence and product and marketing innovation, which resulted in sales growth of beverages, breakfast sandwiches, and donuts. Average ticket growth was positively impacted by pricing, offset by declining sales of K-Cup and packaged coffee categories in restaurants, while traffic was negatively impacted by severe weather.

•
Dunkin’ Donuts International systemwide sales decline of 0.3% for the three months ended March 28, 2015, driven primarily by a sales decline in South Korea, offset by sales growth in Asia and the Middle East. Sales in Europe, South America, and South Korea were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 5%. Dunkin’ Donuts International comparable store sales grew 1.7% for the three months ended March 28, 2015, driven primarily by growth in Southeast Asia, the Middle East, and South Korea, offset by declines in Europe.

•
Baskin-Robbins U.S. systemwide sales growth of 8.9% for the three months ended March 28, 2015, resulting primarily from comparable store sales growth of 8.0%, driven by increased sales of cups and cones, desserts, beverages, and sundaes.

•
Baskin-Robbins International systemwide sales decline of 1.2% for the three months ended March 28, 2015, driven by unfavorable foreign exchange in Japan and sales declines in Europe, offset by increases in sales in the Middle East and South Korea. On a constant currency basis, systemwide sales increased by approximately 5%. Baskin-Robbins International comparable store sales growth of 0.3% for the three months ended March 28, 2015 was driven by growth in the Middle East, offset by a decline in Japan.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three months ended March 28, 2015 and March 29, 2014 were as follows:

	March 28, 2015	March 29, 2014
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,160	7,746
Dunkin’ Donuts International	3,207	3,155
Baskin-Robbins U.S.	2,484	2,468
Baskin-Robbins International	5,090	4,885
Consolidated global points of distribution	18,941	18,254

	Three months ended
	March 28, 2015	March 29, 2014
Net openings (closings) during the period:
Dunkin’ Donuts U.S.	78	69
Dunkin’ Donuts International	(21)	(26)
Baskin-Robbins U.S.	—	1
Baskin-Robbins International	22	52
Consolidated global net openings	79	96
Total revenues increased $14.0 million, or 8.1%, for the three months ended March 28, 2015 driven primarily by increases in other revenues of $10.0 million, due primarily to revenue recognized in connection with the Dunkin' K-Cup® pack licensing agreement, and franchise fees and royalty income of $8.6 million, offset by a decline in sales of ice cream products of $6.1 million.
Operating income and adjusted operating income for the three months ended March 28, 2015 increased $14.6 million, or 21.2%, and $12.0 million, or 15.8%, respectively, from the prior year period primarily as a result of the revenue recognized in connection with the Dunkin’ K-Cup® pack licensing agreement and increased royalty income. The increases in revenues were offset by a decrease in ice cream margin and, in comparison to the prior period, were also negatively impacted by gains recognized in connection with the sale of real estate in the prior year period. Additionally, operating income for the three months ended March 28, 2015 was favorably impacted by a reduction in legal reserves for the Bertico litigation and related matters of $2.8 million.
Net income attributable to Dunkin’ Brands increased $2.7 million for the three months ended March 28, 2015 primarily as a result of the $14.6 million increase in operating income, offset by a $6.8 million increase in loss on debt extinguishment and refinancing transactions and a $4.2 million increase in interest expense driven by additional borrowings incurred in conjunction with a securitization refinancing transaction completed during the first quarter.
Adjusted net income increased $4.7 million for the three months ended March 28, 2015, primarily as a result of the increase in adjusted operating income of $12.0 million, offset by increases in interest expense and income tax expense.
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. We use operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies.
Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended
	March 28, 2015	March 29, 2014
	(In thousands)
Operating income	$83,740	69,097
Adjustments:
Amortization of other intangible assets	6,200	6,405
Long-lived asset impairment charges	264	123
Transaction-related costs(a)	154	—
Bertico and related litigation(b)	(2,753)	—
Adjusted operating income	$87,605	75,625
Net income attributable to Dunkin’ Brands	$25,631	22,956
Adjustments:
Amortization of other intangible assets	6,200	6,405
Long-lived asset impairment charges	264	123
Transaction-related costs(a)	154	—
Bertico and related litigation(b)	(2,753)	—
Loss on debt extinguishment and refinancing transactions	20,554	13,735
Tax impact of adjustments(c)	(9,768)	(8,105)
State tax apportionment(d)	—	514
Adjusted net income	$40,282	35,628

(a)	Represents non-capitalizable costs incurred as a result of the new securitized financing facility, which was completed in January 2015.

(b)
Represents a net reduction to legal reserves for the Bertico litigation and related matters, as a result of the Quebec Court of Appeals (Montreal) ruling to reduce the damages assessed against the Company in the Bertico litigation from approximately C$16.4 million to approximately C$10.9 million, plus costs and interest.

(c)	Tax impact of adjustments calculated at a 40% effective tax rate.

(d)	Represents tax expense recognized due to an increase in our overall state tax rate because of a shift in the apportionment of income to certain state jurisdictions.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended
	March 28, 2015	March 29, 2014
Earnings per share:
Common—basic	$0.26	0.22
Common—diluted	0.25	0.21
Diluted adjusted earnings per share	0.40	0.33
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended
	March 28, 2015	March 29, 2014
	(In thousands, except share and per share data)
Adjusted net income	$40,282	35,628
Weighted average number of common shares—diluted	101,502,438	107,980,160
Diluted adjusted earnings per share	$0.40	0.33

Results of operations
Consolidated results of operations

	Three months ended
	March 28, 2015	March 29, 2014	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$115,325	106,712	8,613	8.1%
Rental income	23,627	22,447	1,180	5.3%
Sales of ice cream products	22,591	28,671	(6,080)	(21.2)%
Sales at company-operated restaurants	6,558	6,316	242	3.8%
Other revenues	17,804	7,802	10,002	128.2%
Total revenues	$185,905	171,948	13,957	8.1%
Total revenues for the three months ended March 28, 2015 increased $14.0 million, or 8.1%, due primarily to an increase in other revenues of $10.0 million driven by revenue recognized in connection with the Dunkin’ K-Cup® pack licensing agreement and a settlement reached with a master licensee which resulted in the recovery of prior period royalty income and franchise fees. Also contributing to the increase in revenues were increases in franchise fees and royalty income of $8.6 million, primarily as a result of Dunkin’ Donuts U.S. systemwide sales growth and an increase in franchise fees due to additional gross development. Additionally, rental income increased $1.2 million due primarily to an increase in average rent per lease and an increase in the number of leases. These increases in revenues were offset by a decline in sales of ice cream products of $6.1 million, or 21.2%, due primarily to decreases in sales to the Middle East and Australia driven primarily by timing of orders.

	Three months ended
	March 28, 2015	March 29, 2014	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$13,518	13,012	506	3.9%
Cost of ice cream products	14,879	19,748	(4,869)	(24.7)%
Company-operated restaurant expenses	6,858	6,363	495	7.8%
General and administrative expenses, net	58,307	59,714	(1,407)	(2.4)%
Depreciation and amortization	11,310	11,318	(8)	(0.1)%
Long-lived asset impairment charges	264	123	141	114.6%
Total operating costs and expenses	$105,136	110,278	(5,142)	(4.7)%
Net income of equity method investments	2,947	3,100	(153)	(4.9)%
Other operating income, net	24	4,327	(4,303)	(99.4)%
Operating income	$83,740	69,097	14,643	21.2%

Occupancy expenses for franchised restaurants for the three months ended March 28, 2015 increased from the prior year period due primarily to an increase in the average rent per lease and an increase in the number of leases.
Net margin on ice cream products for the three months ended March 28, 2015 decreased from the prior year period to approximately $7.7 million due primarily to the decline in sales volume driven by timing of orders.
Company-operated restaurant expenses for the three months ended March 28, 2015 increased $0.5 million primarily as a result of higher sales volumes and a net increase in the number of company-operated restaurants.
General and administrative expenses for the three months ended March 28, 2015 decreased $1.4 million from the prior year period due primarily to a decrease in legal expenses, which included a reduction in legal reserves for the Bertico litigation and related matters of $2.8 million. Also contributing to the decrease in general and administrative expenses were net recoveries of bad debt in the current year period combined with the establishment of bad debt reserves in the prior year period. These decreases in general and administrative expenses were partially offset by an increase in personnel costs driven by incremental incentive and share-based compensation.
As a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012, the Company expects to incur additional costs of approximately $3 million to $4 million related to the final settlement of our Canadian pension plan, which will likely occur in 2015.
Depreciation and amortization for the three months ended March 28, 2015 remained consistent with the prior year period as an increase in depreciation due to the addition of depreciable assets was offset by a reduction in amortization driven by intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases.
Long-lived asset impairment charges for the three months ended March 28, 2015 increased $0.1 million driven by the impairment of corporate assets and the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three months ended March 28, 2015 decreased $0.2 million from the prior year period driven by a decrease in income from our Japan joint venture.
Other operating income, net decreased due to gains recognized in connection with the sale of real estate in the prior year period.

	Three months ended
	March 28, 2015	March 29, 2014	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Interest expense, net	$22,042	17,872	4,170	23.3%
Loss on debt extinguishment and refinancing transactions	20,554	13,735	6,819	49.6%
Other losses (gains), net	545	(27)	572	n/m
Total other expense	$43,141	31,580	11,561	36.6%
The increase in net interest expense for the three months ended March 28, 2015 was driven primarily by the securitization refinancing transaction that occurred in January 2015, which resulted in additional borrowings, as well as an increase in amortization of capitalized debt issuance costs compared to the prior year period. As a result of the additional borrowings under the Indenture, as defined and more fully described under "Liquidity and capital resources" contained herein, we expect net interest expense to increase materially in fiscal year 2015.
The loss on debt extinguishment and refinancing transactions for the three months ended March 28, 2015 of $20.6 million resulted from the January 2015 securitization refinancing transaction. The loss on debt extinguishment and refinancing transactions for the three months ended March 29, 2014 of $13.7 million resulted from the February 2014 refinancing transaction.
The fluctuation in other losses (gains), net, for the three months ended March 28, 2015 resulted primarily from foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against the Australian dollar and pound sterling.

	Three months ended
	March 28, 2015	March 29, 2014
	($ in thousands, except percentages)
Income before income taxes	$40,599	37,517
Provision for income taxes	15,174	14,689
Effective tax rate	37.4%	39.2%
The decrease in the effective tax rate for the three months ended March 28, 2015 resulted primarily from additional tax expense recognized in the prior year period due to an increase in our overall state tax rate because of a shift in the apportionment of income to certain state jurisdictions.
Operating segments
We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments includes net income of equity method investments, except for the reduction in depreciation and amortization, net of tax, related to our Korea joint venture as a result of an impairment charge recorded in fiscal year 2011.
For reconciliations to total revenues and income before income taxes, see note 7 to the unaudited consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, and revenues from the sale of Dunkin’ Donuts products in the United Kingdom, all of which are not allocated to a specific segment.
Dunkin’ Donuts U.S.

	Three months ended
	March 28, 2015	March 29, 2014	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$95,007	87,637	7,370	8.4%
Franchise fees	8,264	7,000	1,264	18.1%
Rental income	22,681	21,446	1,235	5.8%
Sales at company-operated restaurants	6,558	6,316	242	3.8%
Other revenues	1,357	2,820	(1,463)	(51.9)%
Total revenues	$133,867	125,219	8,648	6.9%
Segment profit	$93,406	89,832	3,574	4.0%
The increase in Dunkin’ Donuts U.S. revenues for the three months ended March 28, 2015 was driven primarily by an increase in royalty income of $7.4 million as a result of an increase in systemwide sales, as well as increases in franchise fees of $1.3 million and rental income of $1.2 million. The increase in franchise fees was driven by additional gross development, while the increase in rental income was due primarily to an increase in average rent per lease and an increase in the number of leases. These increases in revenues were offset by a decrease in other revenues of $1.5 million due primarily to a decrease in gains from refranchising transactions.
The increase in Dunkin’ Donuts U.S. segment profit for the three months ended March 28, 2015 of $3.6 million was driven primarily by revenue growth, offset by a decrease in other operating income as the prior year period included income recognized in connection with the sale of real estate.

Dunkin’ Donuts International

	Three months ended
	March 28, 2015	March 29, 2014	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$3,791	3,695	96	2.6%
Franchise fees	523	559	(36)	(6.4)%
Rental income	8	35	(27)	(77.1)%
Other revenues	2,256	(4)	2,260	n/m
Total revenues	$6,578	4,285	2,293	53.5%
Segment profit	$4,300	2,857	1,443	50.5%
Dunkin’ Donuts International revenues for the three months ended March 28, 2015 increased by $2.3 million due primarily to increases in other revenue of $2.3 million due primarily to a settlement reached with a master licensee resulting in the recovery of prior period royalty income and franchise fees.
Segment profit for Dunkin' Donuts International increased $1.4 million for the three months ended March 28, 2015, primarily as a result of revenue growth, offset by increases in general and administrative expenses.
Baskin-Robbins U.S.

	Three months ended
	March 28, 2015	March 29, 2014	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$5,916	5,524	392	7.1%
Franchise fees	220	175	45	25.7%
Rental income	799	826	(27)	(3.3)%
Sales of ice cream products	882	936	(54)	(5.8)%
Other revenues	2,055	1,660	395	23.8%
Total revenues	$9,872	9,121	751	8.2%
Segment profit	$5,969	4,868	1,101	22.6%
Baskin-Robbins U.S. revenues for the three months ended March 28, 2015 increased $0.8 million driven primarily by increased royalty income as a result of an increase in systemwide sales, as well as other revenues driven by an increase in licensing income from the sale of ice cream.
Baskin-Robbins U.S. segment profit increased $1.1 million for the three months ended March 28, 2015 due primarily to the increases in revenues, as well as a decrease in general and administrative expenses primarily due to higher expenses incurred in the prior year period related to advertising and other brand-building activities.
Baskin-Robbins International

	Three months ended
	March 28, 2015	March 29, 2014	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$1,407	1,743	(336)	(19.3)%
Franchise fees	197	379	(182)	(48.0)%
Rental income	118	118	—	—%
Sales of ice cream products	21,660	27,678	(6,018)	(21.7)%
Other revenues	186	93	93	100.0%
Total revenues	$23,568	30,011	(6,443)	(21.5)%
Segment profit	$7,971	9,499	(1,528)	(16.1)%

Baskin-Robbins International revenues decreased $6.4 million for the three months ended March 28, 2015 driven by a decline in sales of ice cream products of $6.0 million due primarily to decreases in sales in the Middle East and Australia driven primarily by timing of orders, as well as decreases in royalty income and franchise fees.
Baskin-Robbins International segment profit decreased $1.5 million for the three months ended March 28, 2015 due primarily to a decrease in net margin on ice cream driven by the decrease in sales, as well as the decreases in royalty income and franchise fees, offset by reserves on outstanding receivables recorded in the prior year period.
Liquidity and Capital Resources
As of March 28, 2015, we held $340.4 million of cash and cash equivalents and $72.0 million of and short-term restricted cash that is restricted under our securitized financing facility. Included in cash and cash equivalents is $118.3 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liability (see note 6 to the unaudited consolidated financial statements included herein). In addition, as of March 28, 2015, we had a borrowing capacity of $73.6 million under our $100.0 million Variable Funding Notes (as defined below).
Free cash flow
During the three months ended March 28, 2015, net cash used in operating activities was $9.0 million, as compared to net cash provided by operating activities of $1.6 million for the three months ended March 29, 2014. Net cash used in operating activities for the three months ended March 28, 2015 and March 29, 2014 includes decreases of $18.0 million and $26.6 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the seasonality of our gift card program. Net cash used in operating activities for the three months ended March 28, 2015 includes the net funding of restricted cash accounts of $65.8 million, which represents cash restricted in accordance with our securitized financing facility and will be used for operating activities such as to pay interest and real estate obligations. Excluding cash held for advertising funds and reserved for gift card/certificate programs and excluding the fluctuation in restricted cash, we generated $67.0 million and $29.3 million of free cash flow during the three months ended March 28, 2015 and March 29, 2014, respectively.
The increase in free cash flow was due primarily to an increase in pre-tax income, excluding non-cash items, as well as the favorable impact of timing of interest payments. Additional drivers of the increase in free cash flow include a reduction in incentive compensation payouts combined with the payment of a third-party product volume guarantee in the prior year period, offset by proceeds from the sale of real estate in the prior year period.
Free cash flow is a non-GAAP measure reflecting net cash provided by operating and investing activities, excluding the cash flows related to advertising funds, gift card/certificate programs, and restricted cash. We use free cash flow as a key performance measure for the purpose of evaluating performance internally and our ability to generate cash. We also believe free cash flow provides our investors with useful information regarding our historical cash flow results. This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP. Use of the term free cash flow may differ from similar measures reported by other companies.
Free cash flow is reconciled from net cash provided by (used in) operating activities determined under GAAP as follows (in thousands):

	Three months ended
	March 28, 2015	March 29, 2014
Net cash provided by (used in) operating activities	$(8,980)	1,613
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	17,982	26,569
Plus: Increase in restricted cash	65,772	—
Less: Net cash provided by (used in) investing activities	(7,732)	1,083
Free cash flow, excluding the cash flows related to advertising funds, gift card/certificate programs, and restricted cash	$67,042	29,265
Operating, investing, and financing cash flows
Net cash used in operating activities was $9.0 million for the three months ended March 28, 2015, as compared to net cash provided by operating activities in the prior year period of $1.6 million. The $10.6 million decline in operating cash flows was driven primarily by the funding of restricted cash accounts of $65.8 million in accordance with the requirements of our new securitized debt structure. Offsetting this decline was an increase in pre-tax income, excluding non-cash items, the favorable impact of timing of interest payments, reduced incentive compensation payouts, the payment of a third-party product volume guarantee in the prior year period, and favorable cash flows related to our gift card program due primarily to timing of holidays and our fiscal year end.
Net cash used in investing activities was $7.7 million for the three months ended March 28, 2015, as compared to net cash provided by investing activities in the prior year period of $1.1 million. The $8.8 million decline in investing cash flows was driven by proceeds from the sale of real estate received in the prior year period of $6.9 million, as well as incremental additions to property and equipment of $1.8 million.
Net cash provided by financing activities was $149.4 million for the three months ended March 28, 2015, as compared to net cash used in financing activities in the prior year period of $57.2 million. The $206.6 million increase in financing cash flows compared to the prior year period was driven primarily by the favorable impact of debt-related activities of $652.2 million, resulting from proceeds from the issuance of long-term debt, net of debt repayment, payment of debt issuance and other debt-related costs, and funding of restricted cash accounts. Offsetting the favorable impact of debt-related activities was incremental cash used for repurchases of common stock of $437.8 million.
Borrowing capacity
Our securitized financing facility includes original aggregate borrowings of approximately $2.60 billion, consisting of $2.50 billion Class A-2 Notes (as defined below) and $100.0 million of undrawn Variable Funding Notes (as defined below). As of March 28, 2015, there was $2.50 billion of total principal outstanding on the Class A-2 Notes, while there was $73.6 million in available borrowings under the Variable Funding Notes as $26.4 million of letters of credit were outstanding.
On January 26, 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy remote, wholly-owned indirect subsidiary of DBGI, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer also issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allow for the issuance of up to $100.0 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
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
We received net proceeds at closing of approximately $615 million, after giving effect to the repayment of the remaining principal outstanding and interest on the term loans, payment of debt issuance costs and other debt-related costs, as well as funding certain restricted cash accounts required under our securitized financing facility. The net proceeds have been and will continue to be used for share repurchases and general corporate purposes.
In connection with the January 2015 securitization refinancing, our Board of Directors authorized a new program to repurchase up to an aggregate of $700.0 million of our outstanding common stock within the next two years. In February 2015, we entered into a $400.0 million accelerated share repurchase agreement (the “ASR Agreement”) with a financial institution, pursuant to which we paid $400.0 million for an initial delivery of approximately 6,950,000 shares, representing an estimate of 80% of the total shares expected to be delivered under the ASR Agreement. Final settlement of the ASR Agreement is expected to be completed in June 2015, although the settlement may be accelerated at the financial institution’s option. Additionally, during the three months ended March 28, 2015, we used $59.8 million to repurchase shares in the open market.

In order to assess our current debt levels, including servicing our long-term debt, and our ability to take on additional borrowings, we monitor a leverage ratio of our long-term debt, net of cash (“Net Debt”), to adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). This leverage ratio, and the related Net Debt and Adjusted EBITDA measures used to compute it, are non-GAAP measures, and our use of the terms Net Debt and Adjusted EBITDA may vary from others in our industry due to the potential inconsistencies in the methods of calculation and differences due to items subject to interpretation. Net Debt reflects the gross principal amount outstanding under our secured financing facility and capital lease obligations, less short-term cash, cash equivalents, and restricted cash, excluding any cash reserved for gift card/certificate programs. Adjusted EBITDA is defined in our securitized financing facility as net income before interest, taxes, depreciation and amortization, and impairment of long-lived assets, as adjusted for certain items that are summarized in the table below. Net Debt should not be considered as an alternative to debt, total liabilities, or any other obligations derived in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income, operating income or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Net Debt, Adjusted EBITDA, and the related leverage ratio have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. However, we believe that presenting Net Debt, Adjusted EBITDA, and the related leverage ratio are appropriate to provide additional information to investors to demonstrate our current debt levels and ability to take on additional borrowings.

As of March 28, 2015, we had a Net Debt to Adjusted EBITDA leverage ratio of 5.4 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended March 28, 2015, respectively (in thousands):

March 28, 2015
Principal outstanding under Class A-2 Notes	$2,500,000
Total capital lease obligations	7,960
Less: cash and cash equivalents	(340,393)
Less: restricted cash, current	(72,004)
Plus: cash held for gift card/certificate programs	114,886
Net Debt	$2,210,449

Twelve months ended
March 28, 2015
Net income including noncontrolling interests	$178,160
Interest expense	72,321
Income tax expense	80,655
Depreciation and amortization	45,531
Impairment charges	1,625
EBITDA	378,292
Adjustments:
Non-cash adjustments(a)	9,483
Loss on debt extinguishment and refinancing transactions(b)	20,554
Other(c)	2,156
Total adjustments	32,193
Adjusted EBITDA	$410,485

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(b)	Represents transaction costs associated with the refinancing and repayment of long-term debt, including fees paid to third parties and the write-off of debt issuance costs and original issue discount.

(c)	Represents costs and fees associated with various franchisee-related investments, bank fees, and severance, as well as the net impact of other insignificant adjustments.
Based upon our current level of operations and anticipated growth, we believe that the cash generated from our operations and amounts available under our Variable Funding Notes will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our Variable Funding Notes or otherwise to enable us to service our indebtedness, including our securitized financing facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend or refinance the securitized financing facility will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. This guidance is currently effective for us in fiscal year 2017 and early adoption is not permitted. In April 2015, the FASB proposed deferring the effective date of the guidance by one year, and also proposed permitting early adoption of the standard, but not before the original effective date. We are currently evaluating the impact the adoption of this new standard will have on our accounting policies, consolidated financial statements, and related disclosures, and have not yet selected a transition method.
In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums, instead of as an asset. This guidance is effective for us in fiscal year 2016, and early adoption is permitted. The adoption of this guidance will result in the reclassification of debt issuance costs, which were approximately $40.2 million and $11.5 million as of March 28, 2015 and December 27, 2014, respectively, from other assets to long-term debt, net in the consolidated balance sheets, resulting in a corresponding reduction in total assets and total long-term liabilities. The adoption of this guidance will not have any impact on our consolidated statements of operations or cash flows.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 28, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended March 28, 2015, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.        Other Information

Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, based on events which primarily occurred 10 to 15 years ago, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million as of March 28, 2015, resulting in an estimated liability of $19.6 million as of that date.
Additionally, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended March 28, 2015 by or on behalf of Dunkin' Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
12/28/14 - 01/24/15	—	$—	—	$16,900,751
01/25/15 - 02/28/15	7,516,661	46.10	7,516,661	290,399,371
03/01/15 - 03/28/15	825,907	47.27	825,907	251,357,756
Total	8,342,568	$46.21	8,342,568
On January 26, 2015, our board of directors approved a share repurchase program of up to $700.0 million of outstanding shares of our common stock. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires two years from the date of approval. On February 5, 2015, we entered into a $400.0 million accelerated share repurchase agreement (the "ASR Agreement") with a third party financial institution. Pursuant to the terms of the ASR Agreement, the Company paid the financial institution $400.0 million in cash and received an initial delivery of 6,951,988 of the Company's common stock at an average price per share of $46.03, representing an estimate of 80% of the total shares expected to be delivered under the ASR Agreement. The final number of shares to be repurchased under the ASR agreement will be based on the volume-weighted average price of our stock during the term of the agreement, less a discount. Final settlement of the ASR Agreement is expected to be completed in June 2015, although the settlement may be accelerated at the financial institution's option.
Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.

Item 5.       Other Information
None.

Item 6.       Exhibits
(a) Exhibits:

4.1
Form of Base Indenture dated January 26, 2015 between DB Master Finance LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

4.2
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

10.1	Executive Restricted Stock Award -- Paul Carbone

10.2
Form of Class A-1 Note Purchase Agreement dated January 26, 2015 among DB Master Finance LLC, as Master Issuer, DB Master Finance Parent LLC, DB Franchising Holding Company LLC, DB Mexican Franchising LLC, DD IP Holder LLC, BR IP Holder, BR UK Franchising LLC, Dunkin’ Donuts Franchising LLC, Baskin-Robbins Franchising LLC, DB Real Estate Assets I LLC, DB Real Estate Assets II LLC, each as Guarantor, Dunkin’ Brands, Inc., as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Centrale Raiffeisen-Boerenleenbank, B.A.,“Rabobank Nederland,” New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.3
Form of Guarantee and Collateral Agreement dated January 26, 2015 among DB Master Finance Parent LLC, DB Franchising Holding Company LLC, DB Mexican Franchising LLC, DD IP Holder LLC, BR IP Holder, BR UK Franchising LLC, Dunkin’ Donuts Franchising LLC, Baskin-Robbins Franchising LLC, DB Real Estate Assets I LLC, DB Real Estate Assets II LLC, each as a Guarantor, in favor of Citibank, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.4
Form of Management Agreement dated January 26, 2015 among DB Master Finance, DB Master Finance Parent LLC, certain subsidiaries of DB Master Finance LLC party thereto, Dunkin’ Brands, Inc., as manager, DB AdFund Administrator LLC, Dunkin’ Brands (UK) Limited, as Sub-Managers, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.5
Form of Fixed Dollar Accelerated Share Repurchase Transaction Confirmation dated February 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on February 6, 2015)

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
DUNKIN’ BRANDS GROUP, INC.

Date:	May 6, 2015	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer