Form 10-Q
period 2015-06-27
DUNKIN' BRANDS GROUP, INC.
filed 2015-08-05
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 27, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of August 3, 2015, 95,240,864 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 27, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$328,596	208,080
Restricted cash	71,191	—
Accounts receivable, net of allowance for doubtful accounts of $4,796 and $3,882 as of June 27, 2015 and December 27, 2014, respectively	57,427	55,908
Notes and other receivables, net of allowance for doubtful accounts of $748 and $1,278 as of June 27, 2015 and December 27, 2014, respectively	35,265	49,152
Deferred income taxes, net	48,788	49,216
Restricted assets of advertising funds	40,668	34,300
Prepaid income taxes	7,248	24,861
Prepaid expenses and other current assets	26,753	21,101
Total current assets	615,936	442,618
Property and equipment, net of accumulated depreciation of $108,141 and $104,415 as of June 27, 2015 and December 27, 2014, respectively	183,422	182,061
Equity method investments	162,396	164,493
Goodwill	892,137	891,370
Other intangible assets, net of accumulated amortization of $228,976 and $221,042 as of June 27, 2015 and December 27, 2014, respectively	1,413,636	1,425,797
Other assets	91,197	71,044
Total assets	$3,358,724	3,177,383
Liabilities, Redeemable Noncontrolling Interests, and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$25,253	3,852
Capital lease obligations	530	506
Accounts payable	13,324	13,814
Liabilities of advertising funds	53,121	48,081
Deferred income	32,679	30,374
Other current liabilities	221,539	258,892
Total current liabilities	346,446	355,519
Long-term debt, net	2,469,778	1,807,081
Capital lease obligations	7,306	7,575
Unfavorable operating leases acquired	13,817	14,795
Deferred income	16,315	14,935
Deferred income taxes, net	527,708	540,339
Other long-term liabilities	65,241	62,189
Total long-term liabilities	3,100,165	2,446,914
Commitments and contingencies (note 10)
Redeemable noncontrolling interests	—	6,991
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at June 27, 2015 and December 27, 2014	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 95,021,111 issued and outstanding at June 27, 2015; 104,630,978 shares issued and outstanding at December 27, 2014	95	104
Additional paid-in capital	960,818	1,093,363
Accumulated deficit	(1,034,102)	(711,531)
Accumulated other comprehensive loss	(14,829)	(13,977)
Total stockholders’ equity (deficit) of Dunkin' Brands	(88,018)	367,959
Noncontrolling interests	131	—
Total stockholders’ equity (deficit)	(87,887)	367,959
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity (deficit)	$3,358,724	3,177,383

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Revenues:
Franchise fees and royalty income	$131,143	122,267	246,468	228,979
Rental income	26,535	25,633	50,162	48,080
Sales of ice cream and other products	35,410	32,220	58,478	61,061
Sales at company-operated restaurants	7,727	4,736	14,285	11,052
Other revenues	10,609	6,052	27,936	13,684
Total revenues	211,424	190,908	397,329	362,856
Operating costs and expenses:
Occupancy expenses—franchised restaurants	13,717	13,560	27,235	26,572
Cost of ice cream and other products	22,876	23,181	38,222	43,112
Company-operated restaurant expenses	7,757	4,904	14,615	11,267
General and administrative expenses, net	68,349	56,195	126,189	115,726
Depreciation	4,991	4,930	10,101	9,843
Amortization of other intangible assets	6,181	6,384	12,381	12,789
Long-lived asset impairment charges	—	523	264	646
Total operating costs and expenses	123,871	109,677	229,007	219,955
Net income of equity method investments	3,951	4,048	6,898	7,148
Other operating income, net	1,084	2,278	1,108	6,605
Operating income	92,588	87,557	176,328	156,654
Other income (expense), net:
Interest income	116	69	238	138
Interest expense	(25,095)	(16,823)	(47,259)	(34,764)
Loss on debt extinguishment and refinancing transactions	—	—	(20,554)	(13,735)
Other losses, net	(12)	(113)	(557)	(86)
Total other expense, net	(24,991)	(16,867)	(68,132)	(48,447)
Income before income taxes	67,597	70,690	108,196	108,207
Provision for income taxes	25,148	24,719	40,322	39,408
Net income including noncontrolling interests	42,449	45,971	67,874	68,799
Net income (loss) attributable to noncontrolling interests	131	(220)	(75)	(348)
Net income attributable to Dunkin’ Brands	$42,318	46,191	67,949	69,147
Earnings per share:
Common—basic	$0.44	0.44	0.69	0.65
Common—diluted	0.44	0.43	0.69	0.64
Cash dividends declared per common share	0.27	0.23	0.53	0.46
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income including noncontrolling interests	$42,449	45,971	67,874	68,799
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $35 and $(136) for the three months ended June 27, 2015 and June 28, 2014, respectively, and $293 and $177 for the six months ended June 27, 2015 and June 28, 2014, respectively	(3,819)	2,231	(2,440)	3,522
Effect of interest rate swaps, net of deferred tax benefit of $217 and $1,610 for the three months ended June 27, 2015 and June 28, 2014, respectively, and $434 and $2,067 for the six months ended June 27, 2015 and June 28, 2014, respectively	(318)	(2,357)	(636)	(3,058)
Effect of pension plan, net of deferred tax expense of $877 and $4 for the three months ended June 27, 2015 and June 28, 2014, respectively, and $866 and $10 for the six months ended June 27, 2015 and June 28, 2014, respectively	2,844	19	2,874	35
Other, net	(113)	(156)	(650)	486
Total other comprehensive income (loss), net	(1,406)	(263)	(852)	985
Comprehensive income including noncontrolling interests	41,043	45,708	67,022	69,784
Comprehensive income (loss) attributable to noncontrolling interests	131	(220)	(75)	(348)
Comprehensive income attributable to Dunkin’ Brands	$40,912	45,928	67,097	70,132
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net income including noncontrolling interests	$67,874	68,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,482	22,632
Amortization of debt issuance costs and original issue discount	2,905	2,010
Loss on debt extinguishment and refinancing transactions	20,554	13,735
Deferred income taxes	(13,296)	(9,303)
Provision for bad debt	681	839
Share-based compensation expense	7,713	4,926
Net income of equity method investments	(6,898)	(7,148)
Dividends received from equity method investments	5,283	5,825
Gain on sale of real estate and company-operated restaurants	(998)	(6,442)
Other, net	2,429	(914)
Change in operating assets and liabilities:
Restricted cash	(64,918)	—
Accounts, notes, and other receivables, net	11,664	10,650
Prepaid income taxes, net	17,744	17,522
Other current assets	(5,771)	454
Accounts payable	653	(716)
Other current liabilities	(35,502)	(61,083)
Liabilities of advertising funds, net	(829)	(10,938)
Deferred income	3,697	4,820
Other, net	12,210	4,003
Net cash provided by operating activities	47,677	59,671
Cash flows from investing activities:
Additions to property and equipment	(14,362)	(10,556)
Proceeds from sale of real estate and company-operated restaurants	1,586	12,761
Other, net	(2,887)	(1,520)
Net cash (used in) provided by investing activities	(15,663)	685
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,500,000	—
Repayment of long-term debt	(1,825,273)	(15,000)
Payment of debt issuance and other debt-related costs	(41,301)	(8,977)
Dividends paid on common stock	(50,815)	(48,759)
Repurchases of common stock, including accelerated share repurchase	(493,869)	(81,046)
Change in restricted cash	(6,866)	—
Exercise of stock options	6,364	4,293
Excess tax benefits from share-based compensation	7,523	7,821
Other, net	(6,910)	718
Net cash provided by (used in) financing activities	88,853	(140,950)
Effect of exchange rates on cash and cash equivalents	(351)	42
Increase (decrease) in cash and cash equivalents	120,516	(80,552)
Cash and cash equivalents, beginning of period	208,080	256,933
Cash and cash equivalents, end of period	$328,596	176,381
Supplemental cash flow information:
Cash paid for income taxes	$28,599	24,068
Cash paid for interest	43,075	32,859
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,139	1,622
Purchase of leaseholds in exchange for capital lease obligations	—	294
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
(2) Summary of Significant Accounting Policies
(a) Unaudited Consolidated Financial Statements
The consolidated balance sheet as of June 27, 2015, the consolidated statements of operations and comprehensive income for the three and six months ended June 27, 2015 and June 28, 2014, and the consolidated statements of cash flows for the six months ended June 27, 2015 and June 28, 2014 are unaudited.
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
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within our three- and six-month periods ended June 27, 2015 and June 28, 2014 reflect the results of operations for the 13-week and 26-week periods ended on those dates, respectively. Operating results for the three- and six-month periods ended June 27, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2015.
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

Financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2015 and December 27, 2014 are summarized as follows (in thousands):

	June 27, 2015		December 27, 2014
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$3,065	3,065	2,975	2,975
Total assets	$3,065	3,065	2,975	2,975
Liabilities:
Deferred compensation liabilities	$9,147	9,147	8,488	8,488
Total liabilities	$9,147	9,147	8,488	8,488
The deferred compensation liabilities relate primarily to the Dunkin’ Brands, Inc. non-qualified deferred compensation plans (“NQDC Plans”), which allows for pre-tax deferral of compensation for certain qualifying employees and directors. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds assets, which include company-owned life insurance policies, to partially offset the Company’s liabilities under the NQDC Plans. The changes in the fair value of any company-owned life insurance policies are derived using determinable cash surrender values. As such, the company-owned life insurance policies are classified within Level 2, as defined under U.S. GAAP.
The carrying value and estimated fair value of long-term debt as of June 27, 2015 and December 27, 2014 were as follows (in thousands):

	June 27, 2015		December 27, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$2,495,031	2,481,032	1,810,933	1,778,066
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At June 27, 2015 and December 27, 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 22% and 19%, respectively, of total accounts and notes receivable. For the three months ended June 27, 2015, one master licensee, including its majority-owned subsidiaries, accounted for approximately 11% of total revenues. No individual franchisee or master licensee accounted for more than 10% of total revenues for the six months ended June 27, 2015. For the three and six months ended June 28, 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 10% and 11% of total revenues, respectively.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin' Donuts and Baskin-Robbins products under licensing arrangements. As of June 27, 2015, one of these third parties accounted for approximately 16% of total accounts and notes receivable. No individual third party accounted for more than 10% of total accounts and notes receivable as of December 27, 2014.

(f) Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved to defer the mandatory effective date by one year and permit early adoption, but not before the original effective date. As a result, this guidance is now effective for the Company in fiscal year 2018 with early adoption permitted in fiscal year 2017. The Company expects to adopt this new standard in fiscal year 2018, and is currently evaluating the impact the adoption of this new standard will have on the Company’s accounting policies, consolidated financial statements, and related disclosures, and has not yet selected a transition method.
In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums, instead of as an asset. This guidance is effective for the Company in fiscal year 2016, and early adoption is permitted. The adoption of this guidance by the Company will result in the reclassification of debt issuance costs, which were approximately $38.7 million and $11.5 million as of June 27, 2015 and December 27, 2014, respectively, from other assets to long-term debt, net in the consolidated balance sheets, resulting in a corresponding reduction in total assets and total long-term liabilities. The adoption of this guidance will not have any impact on the Company’s consolidated statements of operations or cash flows.
(g) Reclassifications
The Company has revised the presentation of revenues and related costs from the sale of Dunkin’ Donuts products in certain international markets within the consolidated statements of operations due to the growth in and the nature of such transactions. To conform to the current period presentation, revenues totaling $176 thousand and $346 thousand have been reclassified from other revenues to sales of ice cream and other products for the three and six months ended June 28, 2014, respectively, and expenses totaling $186 thousand and $369 thousand have been reclassified from general and administrative expenses, net to cost of ice cream and other products for the three and six months ended June 28, 2014, respectively. There was no impact to total revenues, total operating costs and expenses, operating income, income before income taxes, or net income as a result of these reclassifications.
Additionally, the Company has revised the presentation in the consolidated statements of comprehensive income to conform to the current period presentation which separately discloses the effect of the pension plan on other comprehensive income (loss), net. In prior periods, such amounts were included within other, net. There was no impact to total other comprehensive income (loss), net or comprehensive income attributable to Dunkin’ Brands as a result of this reclassification.
(h) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Royalty income	$120,757	112,732	226,878	211,331
Initial franchise fees and renewal income	10,386	9,535	19,590	17,648
Total franchise fees and royalty income	$131,143	122,267	246,468	228,979

The changes in franchised and company-operated points of distribution were as follows:

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Systemwide Points of Distribution:
Franchised points of distribution in operation—beginning of period	18,898	18,218	18,821	18,122
Franchised points of distribution—opened	381	315	679	581
Franchised points of distribution—closed	(231)	(167)	(450)	(337)
Net transfers from (to) company-operated points of distribution	—	10	(2)	10
Franchised points of distribution in operation—end of period	19,048	18,376	19,048	18,376
Company-operated points of distribution—end of period	47	29	47	29
Total systemwide points of distribution—end of period	19,095	18,405	19,095	18,405
(4) Debt
Securitized Financing Facility
On January 26, 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allow for the issuance of up to $100.0 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
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
As of June 27, 2015, approximately $748.1 million and $1.75 billion of principal were outstanding on the Class A-2-I Notes and Class A-2-II Notes, respectively. Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $41.3 million. The effective interest rate, including the amortization of debt issuance costs, was 3.5% and 4.3% for the Class A-2-I Notes and Class A-2-II Notes, respectively, at June 27, 2015. As of June 27, 2015, $26.4 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit.
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
Senior Credit Facility
In February 2014, the senior credit facility was amended, which resulted in a reduction of interest rates. As a result, during the first quarter of fiscal year 2014, the Company recorded a loss on debt extinguishment and refinancing transactions of $13.7 million, including $10.5 million related to the write-off of original issuance discount and debt issuance costs and $3.2 million of fees paid to third parties. The amended term loans were issued with an original issue discount of 0.25%, or $4.6 million, which was recorded as a reduction to long-term debt. Total debt issuance costs incurred and capitalized in connection with this amendment were $1.2 million. As of December 27, 2014, $1.82 billion of principal was outstanding on the term loans.
The proceeds from the issuance of the Class A-2 Notes were used to repay the remaining principal outstanding on the term loans. During the first quarter of fiscal year 2015, the Company recorded a loss on debt extinguishment of $20.6 million, consisting primarily of the write-off of the remaining original issuance discount and debt issuance costs related to the term loans.
(5) Derivative Instruments and Hedging Transactions
Effective December 23, 2014, the Company terminated all interest rate swap agreements with its counterparties in anticipation of the securitization transaction and related repayment of the outstanding term loans (see note 4). The total fair value of the interest rate swaps at the termination date was $6.3 million, excluding accrued interest owed to the counterparties of $1.0 million. The Company received cash proceeds, net of accrued interest, of $3.6 million in fiscal year 2014 and the remaining $1.7 million in the first quarter of fiscal year 2015. Upon termination, cash flow hedge accounting was discontinued and the cumulative pre-tax gain was recorded in accumulated other comprehensive loss, which is being amortized on a straight-line basis to interest expense in the consolidated statements of operations through November 23, 2017, the original maturity date of the swaps.
As of June 27, 2015 and December 27, 2014, a pre-tax gain of $5.2 million and $6.2 million, respectively, was recorded in accumulated other comprehensive loss. During the next twelve months, the Company estimates that $2.1 million will be reclassified from accumulated other comprehensive loss as a reduction of interest expense.

The tables below summarize the effects of derivative instruments on the consolidated statements of operations and comprehensive income for the three and six months ended June 27, 2015 and June 28, 2014 (in thousands):

Three months ended June 27, 2015
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$—	535	Interest expense	$(535)
Income tax effect	—	(217)	Provision for income taxes	217
Net of income taxes	$—	318		$(318)

Three months ended June 28, 2014
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$(5,138)	(1,171)	Interest expense	$(3,967)
Income tax effect	2,090	480	Provision for income taxes	1,610
Net of income taxes	$(3,048)	(691)		$(2,357)

Six months ended June 27, 2015
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$—	1,070	Interest expense	$(1,070)
Income tax effect	—	(434)	Provision for income taxes	434
Net of income taxes	$—	636		$(636)

Six months ended June 28, 2014
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$(7,173)	(2,048)	Interest expense	$(5,125)
Income tax effect	2,893	826	Provision for income taxes	2,067
Net of income taxes	$(4,280)	(1,222)		$(3,058)
(6) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 27, 2015	December 27, 2014
Gift card/certificate liability	$104,146	151,127
Gift card breakage liability	26,640	25,893
Accrued salary and benefits	25,482	21,632
Accrued legal liabilities (see note 10(c))	20,212	24,648
Accrued interest	10,092	8,351
Accrued professional costs	3,529	9,381
Franchisee profit-sharing liability	12,686	1,074
Other	18,752	16,786
Total other current liabilities	$221,539	258,892
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
Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, and revenues from the sale of Dunkin’ Donuts products in certain international markets, all of which are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Dunkin’ Donuts U.S.	$149,768	136,450	283,635	261,669
Dunkin’ Donuts International	5,421	4,521	11,999	8,806
Baskin-Robbins U.S.	13,519	12,952	23,391	22,073
Baskin-Robbins International	36,204	33,631	59,772	63,642
Total reportable segment revenues	204,912	187,554	378,797	356,190
Other	6,512	3,354	18,532	6,666
Total revenues	$211,424	190,908	397,329	362,856
Expenses included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Dunkin’ Donuts U.S.	$108,127	100,981	201,533	190,813
Dunkin’ Donuts International	3,218	3,015	7,518	5,872
Baskin-Robbins U.S.	9,381	9,315	15,350	14,183
Baskin-Robbins International	12,797	11,724	20,768	21,223
Total reportable segments	133,523	125,035	245,169	232,091
Corporate	(34,754)	(30,871)	(56,196)	(62,302)
Interest expense, net	(24,979)	(16,754)	(47,021)	(34,626)
Amortization of other intangible assets	(6,181)	(6,384)	(12,381)	(12,789)
Long-lived asset impairment charges	—	(523)	(264)	(646)
Loss on debt extinguishment and refinancing transactions	—	—	(20,554)	(13,735)
Other losses, net	(12)	(113)	(557)	(86)
Operating income adjustments excluded from reportable segments	—	300	—	300
Income before income taxes	$67,597	70,690	108,196	108,207

Net income of equity method investments, including amortization of intangibles resulting from recording a step-up in the basis of our investment in B-R 31 Ice Cream Co., Ltd. (“BR Japan”), is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Income included in “Other” in the table below represents the reduction of depreciation and amortization, net of tax, related to BR Korea Co., Ltd. (“BR Korea”) as the result of an impairment charge recorded in fiscal year 2011 related to the underlying long-lived assets of BR Korea. Net income of equity method investments by reportable segment was as follows (in thousands):

	Net income of equity method investments
	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Dunkin’ Donuts International	$560	672	849	976
Baskin-Robbins International	3,327	3,019	5,892	5,477
Total reportable segments	3,887	3,691	6,741	6,453
Other	64	357	157	695
Total net income of equity method investments	$3,951	4,048	6,898	7,148
(8) Stockholders’ Equity (Deficit) and Redeemable Noncontrolling Interests
The changes in total stockholders’ equity (deficit) and redeemable noncontrolling interests were as follows (in thousands):

	Total stockholders’ equity (deficit)	Redeemable noncontrolling interests
Balance at December 27, 2014	$367,959	6,991
Net income (loss)	68,080	(206)
Other comprehensive loss	(852)	—
Dividends paid on common stock	(50,815)	—
Exercise of stock options	6,364	—
Repurchases of common stock	(493,869)	—
Share-based compensation expense	7,713	—
Excess tax benefits from share-based compensation	7,523	—
Purchase of redeemable noncontrolling interests	885	(6,785)
Other, net	(875)	—
Balance at June 27, 2015	$(87,887)	—
(a) Noncontrolling Interests
During the three months ended June 27, 2015, the Company purchased the remaining interests in a limited partnership that owns and operates Dunkin’ Donuts restaurants in the Dallas, Texas area for approximately $5.9 million from the noncontrolling owners, which is presented as a component of cash flows from financing activities in the consolidated statements of cash flows. The carrying value of the redeemable noncontrolling interests in excess of the consideration paid to noncontrolling owners was recorded as an increase to additional paid-in capital of $885 thousand.
Noncontrolling interests included within total stockholders' equity (deficit) in the consolidated balance sheets as of June 27, 2015 represent interests in a franchise entity that has been deemed a variable interest entity and for which the Company is the primary beneficiary.
(b) Treasury Stock
On February 5, 2015, the Company entered into a $400.0 million accelerated share repurchase agreement (the “ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the ASR Agreement, the Company paid the financial institution $400.0 million in cash and received an initial delivery of 6,951,988 of the Company’s common stock in February 2015, representing an estimate of 80% of the total shares expected to be delivered under the ASR Agreement. Upon the final settlement of this ASR Agreement in fiscal June 2015, the Company received an additional delivery of 1,274,309 shares of its common stock based on a weighted average cost per share of $48.62 over the term of the ASR Agreement. Additionally, during the six months ended June 27, 2015, the Company repurchased a total of 1,980,447 shares of common stock in the open market at a weighted average cost per share of $47.38 from existing stockholders.

Upon settlement of the ASR Agreement, the Company reclassified the previously unsettled amount of $80.0 million to common treasury stock with a corresponding increase in additional paid-in capital. The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $493.9 million during the six months ended June 27, 2015 for the shares repurchased under the ASR Agreement and in the open market, based on the fair market value of the shares on the dates of repurchase and direct costs incurred. During the six months ended June 27, 2015, the Company retired 10,206,744 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $493.9 million and $103.9 million, respectively, and an increase in accumulated deficit of $389.9 million.
(c) Equity Incentive Plans
During the six months ended June 27, 2015, the Company granted stock options to purchase 1,621,899 shares of common stock and 21,101 restricted stock awards (“RSAs”) to certain employees, and 85,197 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $47.39 per share and have a weighted average grant-date fair value of $8.66 per share. The RSAs will vest in equal installments in February 2018 and February 2019, and have a grant-date fair value of $47.39 per share. The RSUs granted to employees and members of our board of directors vest over a three-year period and a one-year period, respectively, subsequent to the grant date and have a weighted average grant-date fair value of $46.18 per share.
Total compensation expense related to all share-based awards was $4.0 million and $3.1 million for the three months ended June 27, 2015 and June 28, 2014, respectively, and $7.7 million and $4.9 million for the six months ended June 27, 2015 and June 28, 2014, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(d) Accumulated Other Comprehensive Loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains (losses) on interest rate swaps	Unrealized loss on pension plan(1)	Other	Accumulated other comprehensive loss
Balance at December 27, 2014	$(13,738)	3,716	(2,874)	(1,081)	(13,977)
Other comprehensive income (loss), net	(2,440)	(636)	2,874	(650)	(852)
Balance at June 27, 2015	$(16,178)	3,080	—	(1,731)	(14,829)
(1) Upon settlement of the pension plan, unrealized losses were reclassified to general and administrative expenses, net, during the three months ended June 27, 2015 (see note 12).
(e) Dividends
The Company paid a quarterly dividend of $0.265 per share of common stock on March 18, 2015 and June 17, 2015, totaling approximately $25.7 million and $25.1 million, respectively. On July 23, 2015, we announced that our board of directors approved the next quarterly dividend of $0.265 per share of common stock payable September 2, 2015 to shareholders of record at the close of business on August 24, 2015.

(9) Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income attributable to Dunkin’ Brands—basic and diluted (in thousands)	$42,318	46,191	67,949	69,147
Weighted average number of common shares:
Common—basic	95,729,949	105,914,402	98,000,825	106,208,129
Common—diluted	96,876,510	107,186,360	99,189,474	107,583,260
Earnings per common share:
Common—basic	$0.44	0.44	0.69	0.65
Common—diluted	0.44	0.43	0.69	0.64
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,146,561 and 1,271,958 equity awards for the three months ended June 27, 2015 and June 28, 2014, respectively, and includes the dilutive effect of 1,188,649 and 1,375,131 equity awards for the six months ended June 27, 2015 and June 28, 2014, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of June 27, 2015 and June 28, 2014, there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 2,992,006 and 1,445,128 equity awards for the three months ended June 27, 2015 and June 28, 2014, respectively, and 3,038,101 and 1,470,672 equity awards for the six months ended June 27, 2015 and June 28, 2014, respectively, as they would be antidilutive.
(10) Commitments and Contingencies
(a) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $1.9 million and $2.2 million at June 27, 2015 and December 27, 2014, respectively. At June 27, 2015 and December 27, 2014, there were no amounts under such guarantees that were due. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of June 27, 2015 and December 27, 2014, the Company recorded an immaterial amount of reserves for such guarantees.
Supply Chain Guarantees
The Company entered into a third-party guarantee with a distribution facility that guarantees franchisees will purchase a certain volume of product over a 10-year period. As product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. As of June 27, 2015 and December 27, 2014, the Company was contingently liable for $3.6 million and $4.3 million, respectively, under this guarantee. Additionally, the Company has various supply chain contracts that generally provide for purchase commitments or exclusivity, the majority of which result in the Company being contingently liable upon early termination of the agreement or engaging with another supplier. As of June 27, 2015 and December 27, 2014, the Company was contingently liable under such supply chain agreements for approximately $48.1 million and $51.5 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued $507 thousand related to these commitments as of December 27, 2014 which is included in other current liabilities in the consolidated balance sheets. There was no accrual required as of June 27, 2015 related to these commitments.

Lease Guarantees
The Company is contingently liable on certain lease agreements typically resulting from assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases. These leases have varying terms, the latest of which expires in 2024. As of June 27, 2015 and December 27, 2014, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $5.5 million and $6.3 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(b) Letters of Credit
At June 27, 2015 and December 27, 2014, the Company had standby letters of credit outstanding for a total of $26.4 million and $2.9 million, respectively. There were no amounts drawn down on these letters of credit.
(c) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million during the first quarter of fiscal year 2015, which is recorded within general and administrative expenses, net in the consolidated statements of operations, resulting in an estimated liability of $20.0 million as of June 27, 2015. The Company has sought leave to appeal with the Supreme Court of Canada in the Bertico litigation.
Additionally, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At June 27, 2015 and December 27, 2014, contingent liabilities, excluding the Bertico litigation and related matters, totaling $215 thousand and $765 thousand, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses which may be incurred in connection with these matters.
(11) Related-Party Transactions
(a) Advertising Funds
At June 27, 2015 and December 27, 2014, the Company had a net payable of $12.5 million and $13.8 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $2.5 million and $1.9 million for the three months ended June 27, 2015 and June 28, 2014, respectively, and $4.9 million and $3.7 million for the six months ended June 27, 2015 and June 28, 2014, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made net contributions to the advertising funds based on retail sales at company-operated restaurants of $353 thousand and $186 thousand during the three months ended June 27, 2015 and June 28, 2014, respectively, and $618 thousand and $450 thousand during the six months ended June 27, 2015 and June 28, 2014, respectively, which are included in company-operated restaurant expenses in the consolidated statements of operations. The Company also funded advertising fund initiatives that will benefit the gift card program of $937 thousand and $1.2 million during the three months ended June 27, 2015 and June 28, 2014, respectively, and $1.4 million and $2.9 million during the six months ended June 27, 2015 and June 28, 2014, respectively, which were contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 6).

(b) Equity Method Investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
BR Japan	$323	533	565	844
BR Korea	1,126	1,178	2,139	2,225
Coffee Alliance S.L. (“Spain JV”)	68	17	68	17
	$1,517	1,728	2,772	3,086
At June 27, 2015 and December 27, 2014, the Company had $1.3 million and $1.4 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $831 thousand and $778 thousand during the three months ended June 27, 2015 and June 28, 2014, respectively, and $1.8 million and $1.3 million during the six months ended June 27, 2015 and June 28, 2014, respectively, primarily for the purchase of ice cream products and incentive payments.
As of June 27, 2015 and December 27, 2014, the Company had $2.1 million and $2.5 million, respectively, of notes receivable from its Spain JV, of which $2.1 million and $2.3 million, were reserved, respectively. The notes receivable, net of the reserve, are included in other assets in the consolidated balance sheets.
The Company recognized sales of ice cream products of $999 thousand and $1.9 million during the three months ended June 27, 2015 and June 28, 2014, respectively, and $1.4 million and $3.0 million during the six months ended June 27, 2015 and June 28, 2014, respectively, in the consolidated statements of operations from the sale of ice cream products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”), of which the Company owns a 20 percent equity interest. As of June 27, 2015 and December 27, 2014, the Company had $2.3 million and $3.1 million, respectively, of net receivables from the Australia JV, consisting of accounts receivable and notes and other receivables, net of other current liabilities.
(12) Canadian Pension Plan
The Company sponsored a contributory defined benefit pension plan in Canada, The Baskin-Robbins Employees’ Pension Plan (“Canadian Pension Plan”), which provided retirement benefits for the majority of its Canadian employees. During the second quarter of fiscal year 2012, the Company’s board of directors approved a plan to close our Peterborough, Ontario, Canada manufacturing plant, where the majority of the Canadian Pension Plan participants were employed. As a result of the closure, the Company terminated the Canadian Pension Plan in fiscal year 2012, and the Financial Services Commission of Ontario approved the termination of the plan in the third quarter of 2014. During the three months ended June 27, 2015, the Company completed the final settlement of the plan by funding the plan deficit and distributing substantially all plan assets through lump-sum distributions to participants and the purchase of annuities. The settlement of the Canadian Pension Plan resulted in the recognition of a loss of $4.1 million, which was reclassified from accumulated other comprehensive loss to general and administrative expenses, net during the three months ended June 27, 2015.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These risks and uncertainties include, but are not limited to: the ongoing level of profitability of franchisees and licensees; our franchisees’ and licensees’ ability to sustain same store sales growth; successful westward expansion; changes in working relationships with our franchisees and licensees and the actions of our franchisees and licensees; our master franchisees’ relationships with sub-franchisees; the strength of our brand in the markets in which we compete; changes in competition within the quick service restaurant segment of the food industry; changes in consumer behavior resulting from changes in technologies or alternative methods of delivery; economic and political conditions in the countries where we operate; our substantial indebtedness; our ability to protect our intellectual property rights; consumer preferences, spending patterns and demographic trends; the impact of seasonal changes, including weather effects, on our business; the success of our growth strategy and international development; changes in commodity and food prices, particularly coffee, dairy products and sugar, and other operating costs; shortages of coffee; failure of our network and information technology systems; interruptions or shortages in the supply of products to our franchisees and licensees; the impact of food borne-illness or food safety issues or adverse public or media opinions regarding the health effects of consuming our products; our ability to collect royalty payments from our franchisees and licensees; uncertainties relating to litigation; the ability of our franchisees and licensees to open new restaurants and keep existing restaurants in operation; our ability to retain key personnel; any inability to protect consumer credit card data and catastrophic events.
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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 19,000 points of distribution in nearly 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of June 27, 2015, Dunkin’ Donuts had 11,460 global points of distribution with restaurants in 41 U.S. states and the District of Columbia and in 38 foreign countries. Baskin-Robbins had 7,635 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 47 foreign countries.
We are organized into four reporting segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We generate revenue from five primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) rental income from restaurant properties that we lease or sublease to franchisees, (iii) sales of ice cream and other products to franchisees in certain international markets, (iv) retail store revenue at our company-operated restaurants, and (v) other income including fees for the licensing of our brands for products sold in non-franchised outlets, the licensing of the right to manufacture Baskin-Robbins ice cream sold to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 47 company-operated points of distribution as of June 27, 2015, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the six months ended June 27, 2015, franchisee contributions to the U.S. advertising funds were $196.9 million.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended June 27, 2015 and June 28, 2014 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 27, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2015.
Selected Operating and Financial Highlights

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,954.4	1,813.2	3,698.8	3,428.1
Dunkin’ Donuts International	173.6	176.7	341.7	345.4
Baskin-Robbins U.S.	177.3	169.1	296.9	278.9
Baskin-Robbins International	359.5	377.3	638.4	659.4
Total franchisee-reported sales(a)	$2,664.7	2,536.4	4,975.8	4,711.8
Systemwide sales growth	5.2%	5.7%	5.7%	5.0%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	2.9%	1.8%	2.8%	1.5%
Dunkin’ Donuts International	(0.1)%	(3.1)%	0.8%	(2.7)%
Baskin-Robbins U.S.	3.4%	4.2%	5.4%	2.6%
Baskin-Robbins International	(2.5)%	(1.6)%	(1.2)%	(0.3)%
Financial data (in thousands):
Total revenues	$211,424	190,908	397,329	362,856
Operating income	92,588	87,557	176,328	156,654
Adjusted operating income	102,971	94,164	190,576	169,789
Net income attributable to Dunkin’ Brands	42,318	46,191	67,949	69,147
Adjusted net income	48,548	50,155	88,830	85,783
(a)  Totals may not recalculate due to rounding.

Our financial results are largely driven by changes in systemwide sales, which include sales by all points of distribution, whether owned by Dunkin’ Brands or by our franchisees and licensees. Franchisee-reported sales include sales at franchisee-operated restaurants, including joint ventures. While we do not record sales by franchisees or licensees as revenue and such sales are not included in our consolidated financial statements, we believe that these operating measures are important in obtaining an understanding of our financial performance. We believe systemwide sales growth and franchisee-reported sales information aids in understanding how we derive royalty revenue and in evaluating our performance relative to competitors. Comparable store sales growth represents the growth in average weekly sales for restaurants that have been open at least 54 weeks that have reported sales in the current and comparable prior fiscal year week.

Overall growth in systemwide sales of 5.2% and 5.7% for the three and six months ended June 27, 2015, respectively, over the same periods in the prior fiscal year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 7.9% and 8.0% for the three and six months ended June 27, 2015, respectively, as a result of 419 net new restaurants opened since June 28, 2014 and comparable store sales growth of 2.9% and 2.8%, respectively. The increase in comparable store sales was driven by increased average ticket and higher traffic resulting from our focus on operational excellence and product and marketing innovation, which resulted in sales growth of beverages, breakfast sandwiches, and donuts. Average ticket growth was positively impacted by pricing, offset by declining in-restaurant K-Cup® and packaged coffee categories.

•
Dunkin’ Donuts International systemwide sales declines of 1.8% and 1.1% for the three and six months ended June 27, 2015, respectively, driven primarily by sales declines in South Korea and South America, offset by sales growth in Asia and the Middle East. Sales in Europe, South America, South Korea, and Southeast Asia were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for the three and six months ended June 27, 2015 increased by approximately 6% and 5%, respectively. Dunkin’ Donuts International comparable store sales declined 0.1% and grew 0.8% for the three and six months ended June 27, 2015, respectively. The decline for the three-month period was due to declines in Europe and South Korea, offset by gains in Southeast Asia. The comparable store sales growth for the six-month period was driven by growth in Southeast Asia,

South America, and the Middle East, offset by a decline in Europe. Comparable store sales for the three- and six-month periods were negatively impacted as a result of the MERS outbreak in South Korea and a shift in the timing of Ramadan, which impacted the Middle East and some Southeast Asia markets.

•
Baskin-Robbins U.S. systemwide sales growth of 5.0% and 6.5% for the three and six months ended June 27, 2015, respectively, resulting primarily from comparable store sales growth of 3.4% and 5.4%, respectively, driven by increased sales of cups and cones, beverages, desserts, and sundaes, as well as increased sales of cakes stimulated by strong year-over-year growth of online cake ordering.

•
Baskin-Robbins International systemwide sales declines of 4.7% and 3.2% for the three and six months ended June 27, 2015, respectively, driven by unfavorable foreign exchange rates in Japan and South Korea, offset by increases in sales in Asia, the Middle East, and South Korea. On a constant currency basis, systemwide sales increased by approximately 4% for the three- and six-month periods. Baskin-Robbins International comparable store sales declines of 2.5% and 1.2% for the three and six months ended June 27, 2015, respectively, were driven primarily by declines in Japan and South Korea. Comparable store sales in the Middle East had a negative impact on the three-month period, but were positive for the six-month period. Comparable store sales were negatively impacted as a result of the MERS outbreak in South Korea and a shift in the timing of Ramadan, which impacted the Middle East and some Southeast Asia markets.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and six months ended June 27, 2015 and June 28, 2014 were as follows:

	June 27, 2015	June 28, 2014
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,240	7,821
Dunkin’ Donuts International	3,220	3,172
Baskin-Robbins U.S.	2,490	2,480
Baskin-Robbins International	5,145	4,932
Consolidated global points of distribution	19,095	18,405

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net openings (closings) during the period:
Dunkin’ Donuts U.S.	80	75	158	144
Dunkin’ Donuts International	13	17	(8)	(9)
Baskin-Robbins U.S.	6	12	6	13
Baskin-Robbins International	55	47	77	99
Consolidated global net openings	154	151	233	247
Total revenues increased $20.5 million, or 10.7%, and $34.5 million, or 9.5%, for the three and six months ended June 27, 2015, respectively, driven primarily by increases in franchise fees and royalty income of $8.9 million and $17.5 million, respectively, and other revenues of $4.6 million and $14.3 million, respectively, due primarily to licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement. Also contributing to the increase in revenues for the three- and six-month periods were increases in sales at company-operated restaurants of $3.0 million and $3.2 million, respectively, driven by a net increase in the number of company-operated restaurants. Additionally, sales of ice cream and other products increased $3.2 million for the three-month period.
Operating income and adjusted operating income for the three months ended June 27, 2015 increased $5.0 million, or 5.7%, and $8.8 million, or 9.4%, respectively, from the prior year period primarily as a result of the increases in franchise fees and royalty income, ice cream margin due primarily to the increase in sales, and licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement. The increases in revenues were offset by an increase in general and administrative expenses, net, primarily driven by incremental incentive compensation accruals, and a decrease in other operating income as the prior year period included a gain recognized in connection with the sale of the company-operated restaurants in the Atlanta market. Additionally, operating income for the three months ended June 27, 2015 was unfavorably impacted by costs incurred in connection with the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012.

Operating income and adjusted operating income for the six months ended June 27, 2015 increased $19.7 million, or 12.6%, and $20.8 million, or 12.2%, respectively, from the prior year period primarily as a result of the increases in franchise fees and royalty income, licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement, and ice cream margin. The increases in revenues and ice cream margin were offset by an increase in general and administrative expenses, net, primarily driven by incremental incentive compensation accruals, and a decrease in other operating income due to the timing of the sale of real estate and a gain recognized in the prior year period in connection with the sale of the company-operated restaurants in the Atlanta market. Additionally, operating income for the six months ended June 27, 2015 included costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012, offset by a reduction in legal reserves for the Bertico litigation and related matters.
Net income attributable to Dunkin’ Brands decreased $3.9 million for the three months ended June 27, 2015 primarily as a result of an $8.3 million increase in interest expense driven by additional borrowings incurred in conjunction with the securitization refinancing transaction completed during January 2015, offset by the $5.0 million increase in operating income. Net income attributable to Dunkin’ Brands decreased $1.2 million for the six months ended June 27, 2015 primarily as a result of a $12.5 million increase in interest expense driven by additional borrowings incurred in conjunction with the securitization refinancing transaction completed during January 2015, an increase in loss on debt extinguishment and refinancing transactions of $6.8 million, and an increase in tax expense of $0.9 million, offset by the $19.7 million increase in operating income.
Adjusted net income decreased $1.6 million for the three months ended June 27, 2015, primarily as a result of increases in interest expense and income tax expense, offset by the increase in adjusted operating income of $8.8 million. Adjusted net income increased $3.0 million for the six months ended June 27, 2015, primarily as a result of the increase in adjusted operating income of $20.8 million, offset by increases in interest expense and income tax expense.
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. We use adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies.

Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands)
Operating income	$92,588	87,557	176,328	156,654
Adjustments:
Amortization of other intangible assets	6,181	6,384	12,381	12,789
Long-lived asset impairment charges	—	523	264	646
Third-party product volume guarantee	—	(300)	—	(300)
Transaction-related costs(a)	127	—	281	—
Bertico and related litigation(b)	—	—	(2,753)	—
Settlement of Canadian pension plan(c)	4,075	—	4,075	—
Adjusted operating income	$102,971	94,164	190,576	169,789
Net income attributable to Dunkin’ Brands	$42,318	46,191	67,949	69,147
Adjustments:
Amortization of other intangible assets	6,181	6,384	12,381	12,789
Long-lived asset impairment charges	—	523	264	646
Third-party product volume guarantee	—	(300)	—	(300)
Transaction-related costs(a)	127	—	281	—
Bertico and related litigation(b)	—	—	(2,753)	—
Settlement of Canadian pension plan(c)	4,075	—	4,075	—
Loss on debt extinguishment and refinancing transactions	—	—	20,554	13,735
Tax impact of adjustments(d)	(4,153)	(2,643)	(13,921)	(10,748)
State tax apportionment(e)	—	—	—	514
Adjusted net income	$48,548	50,155	88,830	85,783

(a)	Represents non-capitalizable costs incurred as a result of the new securitized financing facility, which was completed in January 2015.

(b)
Represents a net reduction to legal reserves for the Bertico litigation and related matters, as a result of the Quebec Court of Appeals (Montreal) ruling to reduce the damages assessed against the Company in the Bertico litigation from approximately C$16.4 million to approximately C$10.9 million, plus costs and interest.

(c)	Represents costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012.

(d)	Tax impact of adjustments calculated at a 40% effective tax rate.

(e)	Represents tax expense recognized due to an increase in our overall state tax rate for a shift in the apportionment of income to certain state jurisdictions.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Earnings per share:
Common—basic	$0.44	0.44	0.69	0.65
Common—diluted	0.44	0.43	0.69	0.64
Diluted adjusted earnings per share	0.50	0.47	0.90	0.80
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(In thousands, except share and per share data)
Adjusted net income	$48,548	50,155	88,830	85,783
Weighted average number of common shares—diluted	96,876,510	107,186,360	99,189,474	107,583,260
Diluted adjusted earnings per share	$0.50	0.47	0.90	0.80

Results of operations
Consolidated results of operations

	Three months ended				Six months ended
	June 27, 2015	June 28, 2014	Increase (Decrease)		June 27, 2015	June 28, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$131,143	122,267	8,876	7.3%	$246,468	228,979	17,489	7.6%
Rental income	26,535	25,633	902	3.5%	50,162	48,080	2,082	4.3%
Sales of ice cream and other products	35,410	32,220	3,190	9.9%	58,478	61,061	(2,583)	(4.2)%
Sales at company-operated restaurants	7,727	4,736	2,991	63.2%	14,285	11,052	3,233	29.3%
Other revenues	10,609	6,052	4,557	75.3%	27,936	13,684	14,252	104.2%
Total revenues	$211,424	190,908	20,516	10.7%	$397,329	362,856	34,473	9.5%
Total revenues for the three months ended June 27, 2015 increased $20.5 million, or 10.7%, due primarily to an increase in franchise fees and royalty income of $8.9 million as a result of Dunkin’ Donuts U.S. systemwide sales growth and an increase in other revenues of $4.6 million driven by licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement. Also contributing to the increase in revenues were increases in sales of ice cream and other products of $3.2 million, due primarily to sales of ice cream in the Middle East, and an increase in sales at company-operated restaurants of $3.0 million driven by a net increase in the number of company-operated restaurants.
Total revenues for the six months ended June 27, 2015 increased $34.5 million, or 9.5%, due primarily to an increase in franchise fees and royalty income of $17.5 million as a result of Dunkin’ Donuts U.S. systemwide sales growth, as well as an increase in other revenues of $14.3 million driven by licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and a settlement reached with a master licensee which resulted in the recovery of prior period royalty income and franchise fees. Also contributing to the increase in revenues was an increase in sales at company-operated restaurants of $3.2 million driven by a net increase in the number of company-operated restaurants.

	Three months ended				Six months ended
	June 27, 2015	June 28, 2014	Increase (Decrease)		June 27, 2015	June 28, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$13,717	13,560	157	1.2%	$27,235	26,572	663	2.5%
Cost of ice cream and other products	22,876	23,181	(305)	(1.3)%	38,222	43,112	(4,890)	(11.3)%
Company-operated restaurant expenses	7,757	4,904	2,853	58.2%	14,615	11,267	3,348	29.7%
General and administrative expenses, net	68,349	56,195	12,154	21.6%	126,189	115,726	10,463	9.0%
Depreciation and amortization	11,172	11,314	(142)	(1.3)%	22,482	22,632	(150)	(0.7)%
Long-lived asset impairment charges	—	523	(523)	(100.0)%	264	646	(382)	(59.1)%
Total operating costs and expenses	$123,871	109,677	14,194	12.9%	$229,007	219,955	9,052	4.1%
Net income of equity method investments	3,951	4,048	(97)	(2.4)%	6,898	7,148	(250)	(3.5)%
Other operating income, net	1,084	2,278	(1,194)	(52.4)%	1,108	6,605	(5,497)	(83.2)%
Operating income	$92,588	87,557	5,031	5.7%	$176,328	156,654	19,674	12.6%
Occupancy expenses for franchised restaurants for the three and six months ended June 27, 2015 increased from the prior fiscal year periods due primarily to an increase in the average rent per lease and an increase in the number of leases. These increases were partially offset by expenses included in the prior fiscal year periods incurred in connection with lease terminations.
Net margin on ice cream and other products for the three months ended June 27, 2015 increased from the prior fiscal year period to approximately $12.5 million due primarily to the increase in sales volume. Net margin on ice cream and other products for the six months ended June 27, 2015 increased from the prior fiscal year period to approximately $20.3 million due primarily to a decline in commodity costs and an increase in pricing, offset by a decline in sales volume driven primarily by timing of orders.
Company-operated restaurant expenses for the three and six months ended June 27, 2015 increased $2.9 million and $3.3 million, respectively, primarily as a result of a net increase in the number of company-operated restaurants.
General and administrative expenses for the three months ended June 27, 2015 increased $12.2 million from the prior fiscal year period due primarily to an increase in personnel and travel costs, primarily driven by incremental incentive compensation accruals and costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012. Also contributing to the increase in general and administrative expenses was an increase in legal costs due to the favorable settlement of litigation in the prior fiscal year period, as well as increased support of our international and consumer packaged goods businesses and other brand-building activities.
General and administrative expenses for the six months ended June 27, 2015 increased $10.5 million from the prior fiscal year period due primarily to an increase in personnel and travel costs, primarily driven by incremental incentive compensation accruals and costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012. Offsetting these increases in general and administrative expenses was a decrease in legal costs due primarily to a reduction in legal reserves for the Bertico litigation and related matters.
Depreciation and amortization for the three and six months ended June 27, 2015 decreased $0.1 million and $0.2 million, respectively, from the prior fiscal year periods. A decrease in amortization due to intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases was offset by an increase in depreciation due to the addition of depreciable assets.
Long-lived asset impairment charges for the three and six months ended June 27, 2015 decreased $0.5 million and $0.4 million, respectively, driven primarily by the timing of lease terminations, which resulted in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three and six months ended June 27, 2015 decreased $0.1 million and $0.3 million, respectively, driven by a decrease in income from our South Korea joint venture, offset by a reduction in losses from our Japan joint venture.

Other operating income, net includes gains recognized in connection with the sale of real estate and fluctuates based on the timing of such transactions. Additionally, other operating income, net for the three and six months ended June 28, 2014 included a gain recognized in connection with the sale of the company-operated restaurants in the Atlanta market.

	Three months ended				Six months ended
	June 27, 2015	June 28, 2014	Increase (Decrease)		June 27, 2015	June 28, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$24,979	16,754	8,225	49.1%	$47,021	34,626	12,395	35.8%
Loss on debt extinguishment and refinancing transactions	—	—	—	n/m	20,554	13,735	6,819	49.6%
Other losses, net	12	113	(101)	(89.4)%	557	86	471	547.7%
Total other expense	$24,991	16,867	8,124	48.2%	$68,132	48,447	19,685	40.6%
The increase in net interest expense for the three and six months ended June 27, 2015 was driven primarily by the securitization refinancing transaction that occurred in January 2015, which resulted in additional borrowings, as well as an increase in amortization of capitalized debt issuance costs compared to the prior fiscal year period. As a result of the additional borrowings under the Indenture, as defined and more fully described under “Liquidity and Capital Resources” contained herein, we expect net interest expense to increase materially in fiscal year 2015.
The loss on debt extinguishment and refinancing transactions for the six months ended June 27, 2015 of $20.6 million resulted from the January 2015 securitization refinancing transaction. The loss on debt extinguishment and refinancing transactions for the six months ended June 28, 2014 of $13.7 million resulted from the February 2014 refinancing transaction.
The fluctuation in other losses, net, for the three and six months ended June 27, 2015 resulted primarily from net foreign exchange losses driven primarily by fluctuations in the U.S. dollar against the Australian dollar and pound sterling.

	Three months ended		Six months ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	($ in thousands, except percentages)
Income before income taxes	$67,597	70,690	108,196	108,207
Provision for income taxes	25,148	24,719	40,322	39,408
Effective tax rate	37.2%	35.0%	37.3%	36.4%
The increase in the effective tax rate for the three and six months ended June 27, 2015 was primarily a result of the rate for the three- and six-month periods in the prior fiscal year being favorably impacted by a reduction in our overall state tax rate due to enacted tax rate changes in certain state jurisdictions.
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
For reconciliations to total revenues and income before income taxes, see note 7 to the unaudited consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, and revenues from the sale of Dunkin’ Donuts products in certain international markets, all of which are not allocated to a specific segment.

Dunkin’ Donuts U.S.

	Three months ended				Six months ended
	June 27, 2015	June 28, 2014	Increase (Decrease)		June 27, 2015	June 28, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$106,343	98,250	8,093	8.2%	$201,350	185,887	15,463	8.3%
Franchise fees	8,661	8,430	231	2.7%	16,925	15,430	1,495	9.7%
Rental income	25,613	24,611	1,002	4.1%	48,294	46,057	2,237	4.9%
Sales at company-operated restaurants	7,727	4,736	2,991	63.2%	14,285	11,052	3,233	29.3%
Other revenues	1,424	423	1,001	236.6%	2,781	3,243	(462)	(14.2)%
Total revenues	$149,768	136,450	13,318	9.8%	$283,635	261,669	21,966	8.4%
Segment profit	$108,127	100,981	7,146	7.1%	$201,533	190,813	10,720	5.6%
The increase in Dunkin’ Donuts U.S. revenues for the three months ended June 27, 2015 was driven primarily by an increase in royalty income of $8.1 million as a result of an increase in systemwide sales, as well as an increase in sales at company-operated restaurants of $3.0 million driven by a net increase in the number of company-operated restaurants. Also contributing to revenue growth was an increase in rental income of $1.0 million due primarily to increases in the number of leases and average rent per lease, and an increase in other revenues of $1.0 million driven by transfer fee income and gains from refranchising transactions.
The increase in Dunkin’ Donuts U.S. revenues for the six months ended June 27, 2015 was driven primarily by an increase in royalty income of $15.5 million as a result of an increase in systemwide sales, as well as an increase in sales at company-operated restaurants of $3.2 million driven by a net increase in the number of company-operated restaurants. Also contributing to revenue growth was an increase in rental income of $2.2 million due primarily to increases in the number of leases and average rent per lease, and an increase in franchise fees of $1.5 million driven by additional gross development.
The increase in Dunkin’ Donuts U.S. segment profit for the three months ended June 27, 2015 of $7.1 million was driven primarily by growth in royalty income and other revenues. The increases in revenues were offset by an increase in personnel and travel costs driven by incremental incentive compensation accruals and a decrease in other operating income as the prior fiscal year period included a gain recognized in connection with the sale of the company-operated restaurants in the Atlanta market.
The increase in Dunkin’ Donuts U.S. segment profit for the six months ended June 27, 2015 of $10.7 million was driven primarily by growth in royalty income, rental margin, and franchise fees. These increases were offset by an increase in personnel and travel costs driven by incremental incentive compensation accruals and a decrease in other operating income as the prior fiscal year period included a gain recognized in connection with the sale of the company-operated restaurants in the Atlanta market as well as higher gains on the sale of real estate.
Dunkin’ Donuts International

	Three months ended				Six months ended
	June 27, 2015	June 28, 2014	Increase (Decrease)		June 27, 2015	June 28, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$4,087	3,859	228	5.9%	$7,878	7,554	324	4.3%
Franchise fees	1,334	635	699	110.1%	1,857	1,194	663	55.5%
Rental income	5	49	(44)	(89.8)%	13	84	(71)	(84.5)%
Other revenues	(5)	(22)	17	(77.3)%	2,251	(26)	2,277	n/m
Total revenues	$5,421	4,521	900	19.9%	$11,999	8,806	3,193	36.3%
Segment profit	$3,218	3,015	203	6.7%	$7,518	5,872	1,646	28.0%
Dunkin’ Donuts International revenues for the three and six months ended June 27, 2015 increased by $0.9 million and $3.2 million, respectively. The three- and six-month periods were positively impacted by increases in franchise fees of $0.7 million driven by additional gross development, as well as increased royalty income. The increase in total revenues for the six-month period was also driven by an increase in other revenues of $2.3 million due primarily to a settlement reached with a master licensee resulting in the recovery of prior period royalty income and franchise fees.
Segment profit for Dunkin' Donuts International increased $0.2 million and $1.6 million, respectively, for the three and six months ended June 27, 2015, primarily as a result of revenue growth, offset by increases in general and administrative expenses driven by increased support of our international business.
Baskin-Robbins U.S.

	Three months ended				Six months ended
	June 27, 2015	June 28, 2014	Increase (Decrease)		June 27, 2015	June 28, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$8,682	8,410	272	3.2%	$14,598	13,934	664	4.8%
Franchise fees	148	222	(74)	(33.3)%	368	397	(29)	(7.3)%
Rental income	778	814	(36)	(4.4)%	1,577	1,640	(63)	(3.8)%
Sales of ice cream and other products	660	1,104	(444)	(40.2)%	1,542	2,040	(498)	(24.4)%
Other revenues	3,251	2,402	849	35.3%	5,306	4,062	1,244	30.6%
Total revenues	$13,519	12,952	567	4.4%	$23,391	22,073	1,318	6.0%
Segment profit	$9,381	9,315	66	0.7%	$15,350	14,183	1,167	8.2%
Baskin-Robbins U.S. revenues for the three and six months ended June 27, 2015 increased $0.6 million and $1.3 million, respectively, due primarily to increases in other revenues driven by licensing income, and increases in royalty income. These increases in revenues were offset by decreases in sales of ice cream and other products, which can be attributed to certain franchisees now purchasing ice cream directly from our third party ice cream manufacturer from which we earn a licensing fee.
Baskin-Robbins U.S. segment profit increased $0.1 million and $1.2 million for the three and six months ended June 27, 2015, respectively, primarily as a result of the increases in other revenues and royalty income, offset by increases in general and administrative expenses, including additional incentive compensation accruals. Additionally, general and administrative expenses for the three-month period increased due to additional expenses related to brand-building activities.
Baskin-Robbins International

	Three months ended				Six months ended
	June 27, 2015	June 28, 2014	Increase (Decrease)		June 27, 2015	June 28, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$1,645	2,213	(568)	(25.7)%	$3,052	3,956	(904)	(22.9)%
Franchise fees	243	248	(5)	(2.0)%	440	627	(187)	(29.8)%
Rental income	119	139	(20)	(14.4)%	237	257	(20)	(7.8)%
Sales of ice cream and other products	34,094	30,902	3,192	10.3%	55,754	58,580	(2,826)	(4.8)%
Other revenues	103	129	(26)	(20.2)%	289	222	67	30.2%
Total revenues	$36,204	33,631	2,573	7.7%	$59,772	63,642	(3,870)	(6.1)%
Segment profit	$12,797	11,724	1,073	9.2%	$20,768	21,223	(455)	(2.1)%
Baskin-Robbins International revenues increased $2.6 million for the three months ended June 27, 2015 due primarily to an increase in sales of ice cream and other products in the Middle East driven primarily by timing of orders, offset by a decrease in royalty income. The decrease in royalty income was driven by declines in systemwide sales in Russia and Japan.
Baskin-Robbins International revenues decreased $3.9 million for the six months ended June 27, 2015 driven by a decline in sales of ice cream and other products of $2.8 million due primarily to decreases in sales in Australia and the Middle East driven primarily by timing of orders and unfavorable foreign exchange rates, as well as decreases in royalty income and franchise fees. The decrease in royalty income was driven by declines in systemwide sales in Russia and Japan.
Baskin-Robbins International segment profit increased $1.1 million for the three months ended June 27, 2015 as a result of an increase in net margin on ice cream driven primarily by the increase in sales, as well as favorable results from our Japan joint venture compared to the prior fiscal year, offset by an increase in general and administrative expenses and a decrease in royalty income.
Baskin-Robbins International segment profit decreased $0.5 million for the six months ended June 27, 2015 due primarily to the decrease in royalty income, offset by an increase in net margin on ice cream. A decrease in commodity costs and favorable foreign exchange rates more than offset the decrease in sales of ice cream and other products, resulting in an increase in net ice cream margin.
Liquidity and Capital Resources
As of June 27, 2015, we held $328.6 million of cash and cash equivalents and $71.2 million of short-term restricted cash that is restricted under our securitized financing facility. Included in cash and cash equivalents is $119.6 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liability (see note 6 to the unaudited consolidated financial statements included herein). In addition, as of June 27, 2015, we had a borrowing capacity of $73.6 million under our $100.0 million Variable Funding Notes (as defined below).
Free cash flow
During the six months ended June 27, 2015, net cash provided by operating activities was $47.7 million, as compared to $59.7 million for the six months ended June 28, 2014. Net cash provided by operating activities for the six months ended June 27, 2015 and June 28, 2014 includes decreases of $16.6 million and $28.4 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the seasonality of our gift card program. Net cash provided by operating activities for the six months ended June 27, 2015 includes the net funding of restricted cash accounts of $64.9 million, which represents cash restricted in accordance with our securitized financing facility and will be used for operating activities such as to pay interest and real estate obligations. Excluding cash held for advertising funds and reserved for gift card/certificate programs and excluding the fluctuation in restricted cash, we generated $113.5 million and $88.7 million of free cash flow during the six months ended June 27, 2015 and June 28, 2014, respectively.
The increase in free cash flow was due primarily to an increase in pre-tax income, excluding non-cash items, as well as a reduction in incentive compensation payouts. Additional drivers of the increase in free cash flow include the payment of a third-party product volume guarantee in the prior fiscal year period, and the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, offset by reduced proceeds from the sale of real estate and company-operated restaurants as compared to the prior fiscal year period.
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
Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Six months ended
	June 27, 2015	June 28, 2014
Net cash provided by operating activities	$47,677	59,671
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	16,601	28,384
Plus: Increase in restricted cash	64,918	—
Less: Net cash provided by (used in) investing activities	(15,663)	685
Free cash flow, excluding the cash flows related to advertising funds, gift card/certificate programs, and restricted cash	$113,533	88,740
Operating, investing, and financing cash flows
Net cash provided by operating activities was $47.7 million for the six months ended June 27, 2015, as compared to $59.7 million in the prior fiscal year period. The $12.0 million decline in operating cash flows was driven primarily by the funding of restricted cash accounts of $64.9 million in accordance with the requirements of our new securitized debt structure. Offsetting this decline was an increase in pre-tax income, excluding non-cash items, reduced incentive compensation payouts, the payment of a third-party product volume guarantee in the prior fiscal year period, the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, and favorable cash flows related to our gift card program due primarily to timing of holidays and our fiscal year end.
Net cash used in investing activities was $15.7 million for the six months ended June 27, 2015, as compared to net cash provided by investing activities in the prior fiscal year period of $0.7 million. The $16.3 million decline in investing cash flows was driven primarily by reduced proceeds received from the sale of real estate and company-operated restaurants of $11.2 million, as well as incremental additions to property and equipment of $3.8 million.
Net cash provided by financing activities was $88.9 million for the six months ended June 27, 2015, as compared to net cash used in financing activities in the prior fiscal year period of $141.0 million. The $229.8 million increase in financing cash flows compared to the prior fiscal year period was driven primarily by the favorable impact of debt-related activities of $650.5 million, resulting from proceeds from the issuance of long-term debt, net of debt repayment, payment of debt issuance and other debt-related costs, and funding of restricted cash accounts. Offsetting the favorable impact of debt-related activities was incremental cash used for repurchases of common stock of $412.8 million.
Borrowing capacity
Our securitized financing facility includes original aggregate borrowings of approximately $2.60 billion, consisting of $2.50 billion Class A-2 Notes (as defined below) and $100.0 million of undrawn Variable Funding Notes (as defined below). As of June 27, 2015, there was approximately $2.49 billion of total principal outstanding on the Class A-2 Notes, while there was $73.6 million in available borrowings under the Variable Funding Notes as $26.4 million of letters of credit were outstanding.
On January 26, 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer also issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allow for the issuance of up to $100.0 million of Variable Funding Notes and certain other credit instruments, including letters of credit. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). Principal amortization repayments, payable quarterly, are required on the Class A-2-I Notes and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year through the respective Anticipated Repayment Dates. If the Class A-2 Notes have not been repaid in full by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service, may also cause a rapid amortization event.
It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to February 2020, subject to two additional one-year extensions.
We received net proceeds at closing of the securitized financing facility of approximately $615 million, after giving effect to the repayment of the remaining principal outstanding and interest on the term loans, payment of debt issuance costs and other debt-related costs, as well as funding certain restricted cash accounts required under our securitized financing facility. The net proceeds have been and are expected to continue to be used for share repurchases and general corporate purposes.
In connection with the January 2015 securitization refinancing, our board of directors authorized a new program to repurchase up to an aggregate of $700.0 million of our outstanding common stock within the next two years. In February 2015, we entered into a $400.0 million accelerated share repurchase agreement (the “ASR Agreement”) with a financial institution, pursuant to which we paid $400.0 million for an initial delivery of 6,951,988 shares, representing an estimate of 80% of the total shares expected to be delivered under the ASR Agreement. Final settlement of the ASR Agreement occurred in June 2015, at which point we received an additional delivery of 1,274,309 shares based on the final weighted average per share price of $48.62 during the agreement period. Additionally, during the six months ended June 27, 2015, we used $93.8 million to repurchase shares in the open market.

In order to assess our current debt levels, including servicing our long-term debt, and our ability to take on additional borrowings, we monitor a leverage ratio of our long-term debt, net of cash (“Net Debt”), to adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). This leverage ratio, and the related Net Debt and Adjusted EBITDA measures used to compute it, are non-GAAP measures, and our use of the terms Net Debt and Adjusted EBITDA may vary from others in our industry due to the potential inconsistencies in the methods of calculation and differences due to items subject to interpretation. Net Debt reflects the gross principal amount outstanding under our securitized financing facility and capital lease obligations, less short-term cash, cash equivalents, and restricted cash, excluding any cash reserved for gift card/certificate programs. Adjusted EBITDA is defined in our securitized financing facility as net income before interest, taxes, depreciation and amortization, and impairment of long-lived assets, as adjusted for certain items that are summarized in the table below. Net Debt should not be considered as an alternative to debt, total liabilities, or any other obligations derived in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Net Debt, Adjusted EBITDA, and the related leverage ratio have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. However, we believe that presenting Net Debt, Adjusted EBITDA, and the related leverage ratio are appropriate to provide additional information to investors to demonstrate our current debt levels and ability to take on additional borrowings.

As of June 27, 2015, we had a Net Debt to Adjusted EBITDA leverage ratio of 5.2 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended June 27, 2015, respectively (in thousands):

June 27, 2015
Principal outstanding under Class A-2 Notes	$2,493,750
Total capital lease obligations	7,836
Less: cash and cash equivalents	(328,596)
Less: restricted cash, current	(71,191)
Plus: cash held for gift card/certificate programs	112,133
Net Debt	$2,213,932

Twelve months ended
June 27, 2015
Net income including noncontrolling interests	$174,638
Interest expense	80,593
Income tax expense	81,084
Depreciation and amortization	45,389
Impairment charges	1,102
EBITDA	382,806
Adjustments:
Non-cash adjustments(a)	11,624
Loss on debt extinguishment and refinancing transactions(b)	20,554
Other(c)	6,770
Total adjustments	38,948
Adjusted EBITDA	$421,754

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(b)	Represents transaction costs associated with the refinancing and repayment of long-term debt, including fees paid to third parties and the write-off of debt issuance costs and original issue discount.

(c)
Represents loss on settlement of our Canadian pension plan in June 2015 as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012, as well as costs and fees associated with various franchisee-related investments, bank fees, and the net impact of other insignificant adjustments.

Based upon our current level of operations and anticipated growth, we believe that the cash generated from our operations and amounts available under our Variable Funding Notes will be adequate to meet our anticipated debt service requirements, capital expenditures, and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our Variable Funding Notes or otherwise to enable us to service our indebtedness, including our securitized financing facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend, or refinance the securitized financing facility will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved to defer the mandatory effective date by one year and permit early adoption but not before the original effective date. As a result, this guidance is now effective for us in fiscal year 2018 with early adoption permitted in fiscal year 2017. We expect to adopt this new standard in fiscal year 2018 and are currently evaluating the impact the adoption of this new standard will have on our accounting policies, consolidated financial statements, and related disclosures, and have not yet selected a transition method.
In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums, instead of as an asset. This guidance is effective for us in fiscal year 2016, and early adoption is permitted. The adoption of this guidance will result in the reclassification of debt issuance costs, which were approximately $38.7 million and $11.5 million as of June 27, 2015 and December 27, 2014, respectively, from other assets to long-term debt, net in the consolidated balance sheets, resulting in a corresponding reduction in total assets and total long-term liabilities. The adoption of this guidance will not have any impact on our consolidated statements of operations or cash flows.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 27, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended June 27, 2015, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to affect the Company’s internal control over financial reporting.

Part II.        Other Information
Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, during the first quarter of fiscal year 2015, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million resulting in an estimated liability of $20.0 million as of June 27, 2015. The Company has sought leave to appeal with the Supreme Court of Canada in the Bertico litigation.
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
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended June 27, 2015 by or on behalf of Dunkin' Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
03/29/15 - 04/25/15	589,867	$47.95	589,867	$223,075,776
04/26/15 - 05/30/15	—	—	—	223,075,776
05/31/15 - 06/27/15	1,274,309	48.62	1,274,309	223,075,776
Total	1,864,176	$48.41	1,864,176
On January 26, 2015, our board of directors approved a share repurchase program of up to $700.0 million of outstanding shares of our common stock. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires two years from the date of approval.
On February 5, 2015, we entered into a $400.0 million accelerated share repurchase agreement (the “ASR Agreement”) with a third party financial institution. Pursuant to the terms of the ASR Agreement, the Company paid the financial institution $400.0 million in cash and received an initial delivery of 6,951,988 of the Company's common stock at an average price per share of $46.03, representing an estimate of 80% of the total shares expected to be delivered under the ASR Agreement. Upon the final settlement of the ASR Agreement, during the three months ended June 27, 2015, the Company received an additional delivery of 1,274,309 shares of its common stock based on a weighted average cost per share of $48.62 over the term of the ASR Agreement.
Item 3.       Defaults Upon Senior Securities
None.

Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.
Item 6.       Exhibits
(a) Exhibits:

10.1	Dunkin' Brands Group, Inc. 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204454)

10.2	Dunkin' Brands Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204456)

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to the Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DUNKIN’ BRANDS GROUP, INC.

Date:	August 5, 2015	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer