Form 10-Q
period 2015-09-26
DUNKIN' BRANDS GROUP, INC.
filed 2015-11-04
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 26, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of November 2, 2015, 92,639,560 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 26, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$324,530	208,080
Restricted cash	72,131	—
Accounts receivable, net of allowance for doubtful accounts of $5,534 and $3,882 as of September 26, 2015 and December 27, 2014, respectively	55,231	55,908
Notes and other receivables, net of allowance for doubtful accounts of $882 and $1,278 as of September 26, 2015 and December 27, 2014, respectively	35,351	49,152
Deferred income taxes, net	48,311	49,216
Restricted assets of advertising funds	38,591	34,300
Prepaid income taxes	12,574	24,861
Prepaid expenses and other current assets	24,453	21,101
Total current assets	611,172	442,618
Property and equipment, net of accumulated depreciation of $109,732 and $104,415 as of September 26, 2015 and December 27, 2014, respectively	187,272	182,061
Equity method investments	160,022	164,493
Goodwill	892,094	891,370
Other intangible assets, net of accumulated amortization of $234,857 and $221,042 as of September 26, 2015 and December 27, 2014, respectively	1,407,428	1,425,797
Other assets	90,087	71,044
Total assets	$3,348,075	3,177,383
Liabilities, Redeemable Noncontrolling Interests, and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$25,253	3,852
Capital lease obligations	543	506
Accounts payable	14,728	13,814
Liabilities of advertising funds	45,487	48,081
Deferred income	32,786	30,374
Other current liabilities	206,660	258,892
Total current liabilities	325,457	355,519
Long-term debt, net	2,463,477	1,807,081
Capital lease obligations	7,168	7,575
Unfavorable operating leases acquired	13,388	14,795
Deferred income	16,682	14,935
Deferred income taxes, net	522,838	540,339
Other long-term liabilities	64,856	62,189
Total long-term liabilities	3,088,409	2,446,914
Commitments and contingencies (note 10)
Redeemable noncontrolling interests	—	6,991
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding at September 26, 2015 and December 27, 2014	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 95,163,689 issued and outstanding at September 26, 2015; 104,630,978 shares issued and outstanding at December 27, 2014	95	104
Additional paid-in capital	946,460	1,093,363
Accumulated deficit	(992,837)	(711,531)
Accumulated other comprehensive loss	(19,726)	(13,977)
Total stockholders’ equity (deficit) of Dunkin’ Brands	(66,008)	367,959
Noncontrolling interests	217	—
Total stockholders’ equity (deficit)	(65,791)	367,959
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity (deficit)	$3,348,075	3,177,383

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Revenues:
Franchise fees and royalty income	$133,913	126,759	380,381	355,738
Rental income	26,121	25,570	76,283	73,650
Sales of ice cream and other products	29,554	27,617	88,032	88,678
Sales at company-operated restaurants	7,293	5,267	21,578	16,319
Other revenues	12,926	7,427	40,862	21,111
Total revenues	209,807	192,640	607,136	555,496
Operating costs and expenses:
Occupancy expenses—franchised restaurants	13,686	13,258	40,921	39,830
Cost of ice cream and other products	19,788	19,802	58,010	62,914
Company-operated restaurant expenses	7,697	5,505	22,312	16,772
General and administrative expenses, net	61,433	56,039	187,622	171,765
Depreciation	5,177	4,960	15,278	14,803
Amortization of other intangible assets	6,161	6,333	18,542	19,122
Long-lived asset impairment charges	—	633	264	1,279
Total operating costs and expenses	113,942	106,530	342,949	326,485
Net income of equity method investments	4,059	5,366	10,957	12,514
Other operating income (expense), net	(161)	1,004	947	7,609
Operating income	99,763	92,480	276,091	249,134
Other income (expense), net:
Interest income	86	63	324	201
Interest expense	(24,786)	(16,680)	(72,045)	(51,444)
Loss on debt extinguishment and refinancing transactions	—	—	(20,554)	(13,735)
Other losses, net	(449)	(584)	(1,006)	(670)
Total other expense, net	(25,149)	(17,201)	(93,281)	(65,648)
Income before income taxes	74,614	75,279	182,810	183,486
Provision for income taxes	28,312	20,855	68,634	60,263
Net income including noncontrolling interests	46,302	54,424	114,176	123,223
Net income (loss) attributable to noncontrolling interests	86	(273)	11	(621)
Net income attributable to Dunkin’ Brands	$46,216	54,697	114,165	123,844
Earnings per share:
Common—basic	$0.49	0.52	1.18	1.17
Common—diluted	0.48	0.52	1.16	1.16
Cash dividends declared per common share	0.27	0.23	0.80	0.69
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income including noncontrolling interests	$46,302	54,424	114,176	123,223
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense of $119 and $74 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $412 and $251 for the nine months ended September 26, 2015 and September 27, 2014, respectively	(4,398)	(5,074)	(6,838)	(1,552)
Effect of interest rate swaps, net of deferred tax expense (benefit) of $(216) and $1,358 for the three months ended September 26, 2015 and September 27, 2014, respectively, and $(650) and $(709) for the nine months ended September 26, 2015 and September 27, 2014, respectively	(319)	2,026	(955)	(1,032)
Effect of pension plan, net of deferred tax expense of $5 for the three months ended September 27, 2014 and $866 and $15 for the nine months ended September 26, 2015 and September 27, 2014, respectively	—	18	2,874	53
Other, net	(180)	(92)	(830)	394
Total other comprehensive loss, net	(4,897)	(3,122)	(5,749)	(2,137)
Comprehensive income including noncontrolling interests	41,405	51,302	108,427	121,086
Comprehensive income (loss) attributable to noncontrolling interests	86	(273)	11	(621)
Comprehensive income attributable to Dunkin’ Brands	$41,319	51,575	108,416	121,707
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net income including noncontrolling interests	$114,176	123,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,820	33,925
Amortization of debt issuance costs and original issue discount	4,432	2,987
Loss on debt extinguishment and refinancing transactions	20,554	13,735
Deferred income taxes	(17,918)	(13,638)
Provision for bad debt	2,615	2,093
Share-based compensation expense	11,918	8,070
Net income of equity method investments	(10,957)	(12,514)
Dividends received from equity method investments	6,671	7,427
Gain on sale of real estate and company-operated restaurants	(921)	(7,446)
Other, net	1,653	205
Change in operating assets and liabilities:
Restricted cash	(65,888)	—
Accounts, notes, and other receivables, net	11,731	16,239
Prepaid income taxes, net	11,859	8,218
Other current assets	(4,008)	519
Accounts payable	1,881	(497)
Other current liabilities	(48,508)	(69,113)
Liabilities of advertising funds, net	(6,111)	(6,320)
Deferred income	4,175	4,349
Other, net	12,063	4,389
Net cash provided by operating activities	83,237	115,851
Cash flows from investing activities:
Additions to property and equipment	(23,700)	(18,324)
Proceeds from sale of real estate and company-operated restaurants	1,948	14,354
Other, net	(3,270)	(1,734)
Net cash used in investing activities	(25,022)	(5,704)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,500,000	—
Repayment of long-term debt	(1,831,574)	(15,000)
Payment of debt issuance and other debt-related costs	(41,347)	(8,977)
Dividends paid on common stock	(76,013)	(72,756)
Repurchases of common stock, including accelerated share repurchase	(500,037)	(130,171)
Change in restricted cash	(6,831)	—
Exercise of stock options	10,297	4,847
Excess tax benefits from share-based compensation	11,534	8,938
Other, net	(7,069)	1,923
Net cash provided by (used in) financing activities	58,960	(211,196)
Effect of exchange rates on cash and cash equivalents	(725)	(219)
Increase (decrease) in cash and cash equivalents	116,450	(101,268)
Cash and cash equivalents, beginning of period	208,080	256,933
Cash and cash equivalents, end of period	$324,530	155,665
Supplemental cash flow information:
Cash paid for income taxes	$63,885	57,507
Cash paid for interest	66,854	47,971
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,185	1,241
Purchase of leaseholds in exchange for capital lease obligations	—	434
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
(2) Summary of Significant Accounting Policies
(a) Unaudited Consolidated Financial Statements
The consolidated balance sheet as of September 26, 2015, the consolidated statements of operations and comprehensive income for the three and nine months ended September 26, 2015 and September 27, 2014, and the consolidated statements of cash flows for the nine months ended September 26, 2015 and September 27, 2014 are unaudited.
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
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within our three- and nine-month periods ended September 26, 2015 and September 27, 2014 reflect the results of operations for the 13-week and 39-week periods ended on those dates, respectively. Operating results for the three- and nine-month periods ended September 26, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2015.
(c) Restricted Cash
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”) for the benefit of the Trustee and the noteholders, and are restricted in their use. The Company held restricted cash which primarily represented (i) cash collections held by the Trustee, (ii) interest, principal, and commitment fee reserves held by the Trustee related to the Company’s Notes (see note 4), and (iii) real estate reserves used to pay real estate obligations. Changes in restricted cash accounts are presented as either a component of cash flows from operating or financing activities in the consolidated statements of cash flows based on the nature of the restricted balance.
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

Financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2015 and December 27, 2014 are summarized as follows (in thousands):

	September 26, 2015		December 27, 2014
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$2,839	2,839	2,975	2,975
Total assets	$2,839	2,839	2,975	2,975
Liabilities:
Deferred compensation liabilities	$8,627	8,627	8,488	8,488
Total liabilities	$8,627	8,627	8,488	8,488
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
The carrying value and estimated fair value of long-term debt as of September 26, 2015 and December 27, 2014 were as follows (in thousands):

	September 26, 2015		December 27, 2014
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$2,488,730	2,503,285	1,810,933	1,778,066
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream products. In addition, we have notes and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At September 26, 2015 and December 27, 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 23% and 19%, respectively, of total accounts and notes receivable. For the nine months ended September 27, 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 10% of total revenues. No individual franchisee or master licensee accounted for more than 10% of total revenues for the three and nine months ended September 26, 2015 or for the three months ended September 27, 2014.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin’ Donuts and Baskin-Robbins products under licensing arrangements. As of September 26, 2015, one of these third parties accounted for approximately 22% of total accounts and notes receivable. No individual third party accounted for more than 10% of total accounts and notes receivable as of December 27, 2014.

(f) Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued new guidance to simplify the presentation of debt issuance costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums, instead of as an asset. This guidance is effective for the Company in fiscal year 2016, and early adoption is permitted. The adoption of this guidance by the Company will result in the reclassification of debt issuance costs, which were approximately $37.2 million and $11.5 million as of September 26, 2015 and December 27, 2014, respectively, from other assets to long-term debt, net in the consolidated balance sheets, resulting in a corresponding reduction in total assets and total long-term liabilities. The adoption of this guidance will not have any impact on the Company’s consolidated statements of operations or cash flows.
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued new guidance to defer the mandatory effective date by one year and permit early adoption, but not before the original effective date. As a result, this guidance is now effective for the Company in fiscal year 2018 with early adoption permitted in fiscal year 2017. The Company expects to adopt this new standard in fiscal year 2018, and is currently evaluating the impact the adoption of this new standard will have on the Company’s accounting policies, consolidated financial statements, and related disclosures, and has not yet selected a transition method.
(g) Reclassifications
The Company has revised the presentation of revenues and related costs from the sale of Dunkin’ Donuts products in certain international markets within the consolidated statements of operations due to the growth in and the nature of such transactions. To conform to the current period presentation, revenues totaling $260 thousand and $606 thousand have been reclassified from other revenues to sales of ice cream and other products for the three and nine months ended September 27, 2014, respectively, and expenses totaling $272 thousand and $641 thousand have been reclassified from general and administrative expenses, net to cost of ice cream and other products for the three and nine months ended September 27, 2014, respectively. There was no impact to total revenues, total operating costs and expenses, operating income, income before income taxes, or net income as a result of these reclassifications.
Additionally, the Company has revised the presentation in the consolidated statements of comprehensive income to conform to the current period presentation which separately discloses the effect of the pension plan on other comprehensive income (loss), net. In prior periods, such amounts were included within other, net. There was no impact to total other comprehensive loss, net or comprehensive income attributable to Dunkin’ Brands as a result of this reclassification.
(h) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Royalty income	$120,068	113,614	346,946	324,945
Initial franchise fees and renewal income	13,845	13,145	33,435	30,793
Total franchise fees and royalty income	$133,913	126,759	380,381	355,738

The changes in franchised and company-operated points of distribution were as follows:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Systemwide Points of Distribution:
Franchised points of distribution in operation—beginning of period	19,048	18,376	18,821	18,122
Franchised points of distribution—opened	357	363	1,036	944
Franchised points of distribution—closed	(269)	(169)	(719)	(506)
Net transfers from company-operated points of distribution	4	1	2	11
Franchised points of distribution in operation—end of period	19,140	18,571	19,140	18,571
Company-operated points of distribution—end of period	45	31	45	31
Total systemwide points of distribution—end of period	19,185	18,602	19,185	18,602
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
It is anticipated that the principal and interest on the Variable Funding Notes will be repaid in full on or prior to February 2020, subject to two additional one-year extensions. Borrowings under the Variable Funding Notes bear interest at a rate equal to a base rate, a LIBOR rate plus 2.25%, or the lenders’ commercial paper funding rate plus 2.25%. If the Variable Funding Notes are not repaid prior to February 2020 or prior to the end of an extension period, if applicable, incremental interest will accrue. In addition, the Company is required to pay a 2.25% fee for letters of credit amounts outstanding and a commitment fee on the unused portion of the Variable Funding Notes which ranges from 0.50% to 1.00% based on utilization.
As of September 26, 2015, approximately $746.3 million and $1.74 billion of principal were outstanding on the Class A-2-I Notes and Class A-2-II Notes, respectively. Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $41.3 million. The effective interest rate, including the amortization of debt issuance costs, was 3.5% and 4.3% for the Class A-2-I Notes and Class A-2-II Notes, respectively, at September 26, 2015. As of September 26, 2015, $26.3 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of September 26, 2015.
The Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control as defined in the Indenture and the related payment of specified amounts, including specified make-whole payments in the case of the Class A-2 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. As noted above, the Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated DSCR, failure to maintain an aggregate level of Dunkin’ Donuts U.S. retail sales on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the Class A-2 Notes on the applicable scheduled maturity date. The Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
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
As of September 26, 2015 and December 27, 2014, a pre-tax gain of $4.6 million and $6.2 million, respectively, was recorded in accumulated other comprehensive loss. During the next twelve months, the Company estimates that $2.1 million will be reclassified from accumulated other comprehensive loss as a reduction of interest expense.

The tables below summarize the effects of derivative instruments on the consolidated statements of operations and comprehensive income for the three and nine months ended September 26, 2015 and September 27, 2014 (in thousands):

Three months ended September 26, 2015
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$—	535	Interest expense	$(535)
Income tax effect	—	(216)	Provision for income taxes	216
Net of income taxes	$—	319		$(319)

Three months ended September 27, 2014
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$2,319	(1,065)	Interest expense	$3,384
Income tax effect	(916)	442	Provision for income taxes	(1,358)
Net of income taxes	$1,403	(623)		$2,026

Nine months ended September 26, 2015
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$—	1,605	Interest expense	$(1,605)
Income tax effect	—	(650)	Provision for income taxes	650
Net of income taxes	$—	955		$(955)

Nine months ended September 27, 2014
Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$(4,854)	(3,113)	Interest expense	$(1,741)
Income tax effect	1,977	1,268	Provision for income taxes	709
Net of income taxes	$(2,877)	(1,845)		$(1,032)
(6) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 26, 2015	December 27, 2014
Gift card/certificate liability	$94,244	151,127
Gift card breakage liability	28,195	25,893
Accrued salary and benefits	29,820	21,632
Accrued legal liabilities (see note 10(c))	18,855	24,648
Accrued interest	9,810	8,351
Accrued professional costs	4,258	9,381
Franchisee profit-sharing liability	4,082	1,074
Other	17,396	16,786
Total other current liabilities	$206,660	258,892
The decrease in the gift card/certificate liability is primarily driven by the seasonality of our gift card program. Additionally, during the three months ended September 26, 2015, the Company determined that sufficient historical redemption patterns existed to record breakage related to unredeemed Baskin-Robbins gift cards. Based on historical redemption rates, breakage is estimated and recognized over time in proportion to actual gift card redemptions. The Company recognizes breakage as income only up to the amount of gift card program costs. Any incremental breakage is committed to fund future sales-driving initiatives for the benefit of Baskin-Robbins franchisees, and is recorded as gift card breakage liability within other current liabilities in the consolidated balance sheets. During the three months ended September 26, 2015, the Company recorded a $2.9 million decrease in the gift card/certificate liability and a corresponding increase in the gift card breakage liability related to Baskin-Robbins gift cards.
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
Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenues earned through certain licensing arrangements with third parties in which our brand names are used, revenues generated from online training programs for franchisees, and revenues from the sale of Dunkin’ Donuts products in certain international markets, all of which are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Dunkin’ Donuts U.S.	$154,370	142,951	438,005	404,620
Dunkin’ Donuts International	4,626	4,372	16,625	13,178
Baskin-Robbins U.S.	13,102	12,616	36,493	34,689
Baskin-Robbins International	31,085	28,903	90,857	92,545
Total reportable segment revenues	203,183	188,842	581,980	545,032
Other	6,624	3,798	25,156	10,464
Total revenues	$209,807	192,640	607,136	555,496

Expenses included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Dunkin’ Donuts U.S.	$112,932	106,242	314,465	297,055
Dunkin’ Donuts International	1,618	1,885	9,136	7,757
Baskin-Robbins U.S.	9,643	8,828	24,993	23,011
Baskin-Robbins International	10,276	12,485	31,044	33,708
Total reportable segments	134,469	129,440	379,638	361,531
Corporate	(28,545)	(29,994)	(84,741)	(92,296)
Interest expense, net	(24,700)	(16,617)	(71,721)	(51,243)
Amortization of other intangible assets	(6,161)	(6,333)	(18,542)	(19,122)
Long-lived asset impairment charges	—	(633)	(264)	(1,279)
Loss on debt extinguishment and refinancing transactions	—	—	(20,554)	(13,735)
Other losses, net	(449)	(584)	(1,006)	(670)
Operating income adjustments excluded from reportable segments	—	—	—	300
Income before income taxes	$74,614	75,279	182,810	183,486
Net income of equity method investments, including amortization of intangibles resulting from recording a step-up in the basis of our investment in B-R 31 Ice Cream Co., Ltd. (“Japan JV”), is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Income included in “Other” in the table below represents the reduction of depreciation and amortization, net of tax, related to BR Korea Co., Ltd. (“Korea JV”) as the result of an impairment charge recorded in fiscal year 2011 related to the underlying long-lived assets of Korea JV. Net income of equity method investments by reportable segment was as follows (in thousands):

	Net income of equity method investments
	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Dunkin’ Donuts International	$228	331	1,077	1,307
Baskin-Robbins International	3,810	4,895	9,702	10,372
Total reportable segments	4,038	5,226	10,779	11,679
Other	21	140	178	835
Total net income of equity method investments	$4,059	5,366	10,957	12,514

(8) Stockholders’ Equity (Deficit) and Redeemable Noncontrolling Interests
The changes in total stockholders’ equity (deficit) and redeemable noncontrolling interests were as follows (in thousands):

	Total stockholders’ equity (deficit)	Redeemable noncontrolling interests
Balance at December 27, 2014	$367,959	6,991
Net income (loss)	114,382	(206)
Other comprehensive loss	(5,749)	—
Dividends paid on common stock	(76,013)	—
Exercise of stock options	10,297	—
Repurchases of common stock	(500,037)	—
Share-based compensation expense	11,918	—
Excess tax benefits from share-based compensation	11,534	—
Purchase of redeemable noncontrolling interests	885	(6,785)
Other, net	(967)	—
Balance at September 26, 2015	$(65,791)	—
(a) Noncontrolling Interests
During the second quarter of fiscal year 2015, the Company purchased the remaining interests in a limited partnership that owns and operates Dunkin’ Donuts restaurants in the Dallas, Texas area for approximately $5.9 million from the noncontrolling owners, which is presented as a component of cash flows from financing activities in the consolidated statements of cash flows. The carrying value of the redeemable noncontrolling interests in excess of the consideration paid to noncontrolling owners was recorded as an increase to additional paid-in capital of $885 thousand.
Noncontrolling interests included within total stockholders’ equity (deficit) in the consolidated balance sheets as of September 26, 2015 represent interests in a franchise entity that has been deemed a variable interest entity and for which the Company is the primary beneficiary.
(b) Treasury Stock
On February 5, 2015, the Company entered into an accelerated share repurchase (“ASR”) agreement with a third-party financial institution. Pursuant to the terms of the ASR agreement, the Company paid the financial institution $400.0 million in cash and received an initial delivery of 6,951,988 of the Company’s common stock in February 2015, representing an estimate of 80% of the total shares expected to be delivered under the agreement. Upon the final settlement of the ASR agreement in June 2015, the Company received an additional delivery of 1,274,309 shares of its common stock based on a weighted average cost per share of $48.62 over the term of the agreement. Additionally, during the nine months ended September 26, 2015, the Company repurchased a total of 2,106,881 shares of common stock in the open market at a weighted average cost per share of $47.47 from existing stockholders.
The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $500.0 million during the nine months ended September 26, 2015 for the shares repurchased under the ASR agreement and in the open market, based on the fair market value of the shares on the dates of repurchase and direct costs incurred. During the nine months ended September 26, 2015, the Company retired 10,333,178 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $500.0 million and $105.2 million, respectively, and an increase in accumulated deficit of $394.8 million.
On October 22, 2015, the Company entered into an ASR agreement with a third-party financial institution. Pursuant to the terms of the ASR agreement, the Company paid the financial institution $125.0 million from cash on hand and received an initial delivery of 2,527,167 shares of the Company’s common stock in October 2015, representing an estimate of 80% of the total shares expected to be delivered under the agreement. At settlement, the financial institution may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the financial institution. Final settlement of the ASR agreement is expected to be completed in December 2015, although the settlement may be accelerated at the financial institution’s option.

(c) Equity Incentive Plans
During the nine months ended September 26, 2015, the Company granted stock options to purchase 1,621,899 shares of common stock and 21,101 restricted stock awards (“RSAs”) to certain employees, and 85,197 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $47.39 per share and have a weighted average grant-date fair value of $8.66 per share. The RSAs will vest in equal installments in February 2018 and February 2019, and have a grant-date fair value of $47.39 per share. The RSUs granted to employees and members of our board of directors vest over a three-year period and a one-year period, respectively, subsequent to the grant date and have a weighted average grant-date fair value of $46.18 per share.
Total compensation expense related to all share-based awards was $4.2 million and $3.1 million for the three months ended September 26, 2015 and September 27, 2014, respectively, and $11.9 million and $8.1 million for the nine months ended September 26, 2015 and September 27, 2014, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(d) Accumulated Other Comprehensive Loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains (losses) on interest rate swaps	Unrealized loss on pension plan(1)	Other	Accumulated other comprehensive loss
Balance at December 27, 2014	$(13,738)	3,716	(2,874)	(1,081)	(13,977)
Other comprehensive income (loss), net	(6,838)	(955)	2,874	(830)	(5,749)
Balance at September 26, 2015	$(20,576)	2,761	—	(1,911)	(19,726)
(1) Upon settlement of the pension plan, unrealized losses were reclassified to general and administrative expenses, net, during the second quarter of fiscal year 2015 (see note 12).
(e) Dividends
The Company paid a quarterly dividend of $0.265 per share of common stock on March 18, 2015, June 17, 2015, and September 2, 2015, totaling approximately $25.7 million, $25.1 million, and $25.2 million, respectively. On October 22, 2015, the Company announced that its board of directors approved the next quarterly dividend of $0.265 per share of common stock payable December 2, 2015 to shareholders of record at the close of business on November 23, 2015.
(9) Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income attributable to Dunkin’ Brands—basic and diluted (in thousands)	$46,216	54,697	114,165	123,844
Weighted average number of common shares:
Common—basic	94,975,241	104,742,212	96,992,297	105,719,491
Common—diluted	96,023,211	105,969,110	98,134,053	107,045,211
Earnings per common share:
Common—basic	$0.49	0.52	1.18	1.17
Common—diluted	0.48	0.52	1.16	1.16
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,047,970 and 1,226,898 equity awards for the three months ended September 26, 2015 and September 27, 2014, respectively, and includes the dilutive effect of 1,141,756 and 1,325,720 equity awards for the nine months ended September 26, 2015 and September 27, 2014, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of September 26, 2015 and September 27, 2014, there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 2,937,525 and 1,377,831 equity awards for the three months ended September 26, 2015 and September 27, 2014, respectively, and 3,004,575 and 1,439,725 equity awards for the nine months ended September 26, 2015 and September 27, 2014, respectively, as they would be antidilutive.
(10) Commitments and Contingencies
(a) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $2.0 million and $2.2 million at September 26, 2015 and December 27, 2014, respectively. At September 26, 2015 and December 27, 2014, there were no amounts under such guarantees that were due. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of September 26, 2015 and December 27, 2014, the Company recorded an immaterial amount of reserves for such guarantees.
Supply Chain Guarantees
The Company has various supply chain agreements that generally provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of September 26, 2015 and December 27, 2014, the Company was contingently liable under such supply chain agreements for approximately $154.1 million and $55.8 million, respectively. The increase in contingent liabilities from the prior year is primarily due to the Company entering into an amended and restated agreement with a supplier during the three months ended September 26, 2015 upon expiration of the original agreement, under which the Company guarantees franchisees will purchase a certain volume of product each year over the term of the agreement. Similar to certain other supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under all guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued $507 thousand related to supply chain commitments as of December 27, 2014, which is included in other current liabilities in the consolidated balance sheets. There was no accrual required as of September 26, 2015 related to these commitments.
Lease Guarantees
The Company is contingently liable on certain lease agreements typically resulting from assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases. These leases have varying terms, the latest of which expires in 2024. As of September 26, 2015 and December 27, 2014, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $4.0 million and $6.3 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(b) Letters of Credit
At September 26, 2015 and December 27, 2014, the Company had standby letters of credit outstanding for a total of $26.3 million and $2.9 million, respectively. There were no amounts drawn down on these letters of credit as of September 26, 2015 and December 27, 2014.
(c) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million during the first quarter of fiscal year 2015, which is recorded within general and administrative expenses, net in the consolidated statements of operations, resulting in an estimated liability of $18.6 million as of September 26, 2015. The Company has sought leave to appeal with the Supreme Court of Canada in the Bertico litigation.
Additionally, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At September 26, 2015 and December 27, 2014, contingent liabilities, excluding the Bertico litigation and related matters, totaling $215 thousand and $765 thousand, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses which may be incurred in connection with these matters.
(11) Related-Party Transactions
(a) Advertising Funds
At September 26, 2015 and December 27, 2014, the Company had a net payable of $6.9 million and $13.8 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $2.5 million and $1.9 million for the three months ended September 26, 2015 and September 27, 2014, respectively, and $7.3 million and $5.7 million for the nine months ended September 26, 2015 and September 27, 2014, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $1.6 million and $1.7 million during the three and nine months ended September 27, 2014, respectively. An immaterial amount of such contributions were made during the three and nine months ended September 26, 2015. Additionally, the Company made net contributions to the advertising funds based on retail sales at company-operated restaurants of $350 thousand and $199 thousand during the three months ended September 26, 2015 and September 27, 2014, respectively, and $969 thousand and $650 thousand during the nine months ended September 26, 2015 and September 27, 2014, respectively, which are included in company-operated restaurant expenses in the consolidated statements of operations. The Company also funded advertising fund initiatives of $471 thousand and $644 thousand during the three months ended September 26, 2015 and September 27, 2014, respectively, and $1.9 million and $3.6 million during the nine months ended September 26, 2015 and September 27, 2014, respectively, which were contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 6).
(b) Equity Method Investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Japan JV	$590	522	1,155	1,366
Korea JV	1,101	1,280	3,240	3,505
Coffee Alliance S.L. (“Spain JV”)	—	22	68	39
	$1,691	1,824	4,463	4,910
At September 26, 2015 and December 27, 2014, the Company had $1.1 million and $1.4 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $621 thousand and $674 thousand during the three months ended September 26, 2015 and September 27, 2014, respectively, and $2.4 million and $1.9 million during the nine months ended September 26, 2015 and September 27, 2014, respectively, primarily for the purchase of ice cream products and incentive payments.

As of September 26, 2015 and December 27, 2014, the Company had $2.1 million and $2.5 million, respectively, of notes receivable from its Spain JV, of which $2.1 million and $2.3 million, were reserved, respectively. The notes receivable, net of the reserve, are included in other assets in the consolidated balance sheets.
The Company recognized $801 thousand and $1.0 million during the three months ended September 26, 2015 and September 27, 2014, respectively, and $2.2 million and $4.1 million during the nine months ended September 26, 2015 and September 27, 2014, respectively, in the consolidated statements of operations from the sale of ice cream products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”), of which the Company owns a 20% equity interest. As of September 26, 2015 and December 27, 2014, the Company had $2.4 million and $3.1 million, respectively, of net receivables from the Australia JV, consisting of accounts receivable and notes and other receivables, net of other current liabilities.
(12) Canadian Pension Plan
The Company sponsored a contributory defined benefit pension plan in Canada, The Baskin-Robbins Employees’ Pension Plan (“Canadian Pension Plan”), which provided retirement benefits for the majority of its Canadian employees. During the second quarter of fiscal year 2012, the Company’s board of directors approved a plan to close our Peterborough, Ontario, Canada manufacturing plant, where the majority of the Canadian Pension Plan participants were employed. As a result of the closure, the Company terminated the Canadian Pension Plan in fiscal year 2012, and the Financial Services Commission of Ontario approved the termination of the plan in fiscal year 2014. During the second quarter of fiscal year 2015, the Company completed the final settlement of the plan by funding the plan deficit and distributing substantially all plan assets through lump-sum distributions to participants and the purchase of annuities. The settlement of the Canadian Pension Plan resulted in the recognition of a loss of $4.1 million, which was reclassified from accumulated other comprehensive loss to general and administrative expenses, net during the second quarter of fiscal year 2015.

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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 19,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of September 26, 2015, Dunkin’ Donuts had 11,568 global points of distribution with restaurants in 41 U.S. states and the District of Columbia and in 39 foreign countries. Baskin-Robbins had 7,617 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 47 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 45 company-operated points of distribution as of September 26, 2015, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the nine months ended September 26, 2015, franchisee contributions to the U.S. advertising funds were $300.7 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 26, 2015 and September 27, 2014 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 26, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2015.
Selected Operating and Financial Highlights

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Franchisee-reported sales (in millions):
Dunkin’ Donuts U.S.	$1,944.7	1,840.5	5,643.5	5,268.6
Dunkin’ Donuts International	164.2	172.8	506.0	518.2
Baskin-Robbins U.S.	176.6	161.0	473.5	439.9
Baskin-Robbins International	361.0	401.9	999.4	1,061.4
Total franchisee-reported sales(a)	$2,646.5	2,576.3	7,622.3	7,288.2
Systemwide sales growth	2.8%	5.7%	4.6%	5.3%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	1.1%	2.0%	2.2%	1.7%
Dunkin’ Donuts International	0.8%	(2.9)%	0.7%	(2.8)%
Baskin-Robbins U.S.	7.5%	6.0%	6.5%	3.9%
Baskin-Robbins International	(2.4)%	(1.5)%	(1.7)%	(0.8)%
Financial data (in thousands):
Total revenues	$209,807	192,640	607,136	555,496
Operating income	99,763	92,480	276,091	249,134
Adjusted operating income	105,960	99,446	296,536	269,235
Net income attributable to Dunkin’ Brands	46,216	54,697	114,165	123,844
Adjusted net income	50,180	52,160	139,010	137,943
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
Comparable store sales growth for Dunkin’ Donuts U.S. and Baskin-Robbins U.S. is calculated by including only sales from franchisee- and company-operated restaurants that have been open at least 78 weeks and that have reported sales in the current and comparable prior year week. Previously, comparable store sales growth for Dunkin’ Donuts U.S. and Baskin-Robbins U.S. was calculated including only sales from franchisee- and company-operated restaurants that had been open at least 54 weeks and that had reported sales in the current and comparable prior year week. The calculation of this operating measure was revised in the third quarter of fiscal 2015 to more accurately reflect sales growth at comparable stores by minimizing the impact of strong new store openings, particularly as we develop in newer markets. All prior year amounts have been revised to conform to the 78-week calculation. There was no financial statement impact from revising the calculation of this operating measure.
Comparable store sales growth for Dunkin’ Donuts International and Baskin-Robbins International is calculated by including only sales from franchisee- and company-operated restaurants that have been open at least 54 weeks and that have reported sales in the current and comparable prior year week. International comparable store sales growth has not been revised at this time to include only sales from restaurants that have been open at least 78 weeks, similar to the U.S., given that store-level sales information resides on multiple, non-uniform systems owned and controlled by our international partners.

Overall growth in systemwide sales of 2.8% and 4.6% for the three and nine months ended September 26, 2015, respectively, over the same periods in the prior fiscal year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 5.7% and 7.2% for the three and nine months ended September 26, 2015, respectively, as a result of 367 net new restaurants opened since September 27, 2014 and comparable store sales growth of 1.1% and 2.2%, respectively. The increases in comparable store sales were driven by increased average ticket, with growth led by sales of beverages, including iced coffee and frozen beverages, and donuts. In-restaurant K-Cup® and packaged coffee categories had a negative impact on comparable store sales. Traffic declined for the three months ended September 26, 2015, and remained flat for the nine-month period.

•
Dunkin’ Donuts International systemwide sales declines of 5.0% and 2.4% for the three and nine months ended September 26, 2015, respectively, driven primarily by sales declines in South Korea and South America, offset by sales growth in Asia, Europe, and the Middle East. Sales in Europe, South America, South Korea, and Asia were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for the three and nine months ended September 26, 2015 increased by approximately 7% and 6%, respectively. Dunkin’ Donuts International comparable store sales grew 0.8% and 0.7% for the three and nine months ended September 26, 2015, respectively. The growth for the three- and nine-month periods was due to growth in Asia and South America, offset by declines in Europe and South Korea. Comparable store sales for the three- and nine-month periods were negatively impacted as a result of the MERS outbreak in South Korea.

•
Baskin-Robbins U.S. systemwide sales growth of 9.8% and 7.7% for the three and nine months ended September 26, 2015, respectively, resulting primarily from comparable store sales growth of 7.5% and 6.5%, respectively, driven by increased sales of cups and cones, beverages, desserts, and sundaes, as well as increased sales of cakes stimulated by strong year-over-year growth of online cake ordering. Comparable store sales growth was driven by increases in traffic and ticket during the periods.

•
Baskin-Robbins International systemwide sales declines of 10.2% and 5.8% for the three and nine months ended September 26, 2015, respectively, driven by sales declines in Japan, South Korea, and Puerto Rico, offset by sales growth in the Middle East. Sales in Japan and South Korea were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for the three and nine months ended September 26, 2015 increased by approximately 2% and 4%, respectively. Baskin-Robbins International comparable store sales declines of 2.4% and 1.7% for the three and nine months ended September 26, 2015, respectively, were driven primarily by declines in Japan and South Korea, offset by growth in the Middle East. Comparable store sales were negatively impacted as a result of the MERS outbreak in South Korea.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and nine months ended September 26, 2015 and September 27, 2014 were as follows:

	September 26, 2015	September 27, 2014
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,308	7,941
Dunkin’ Donuts International	3,260	3,182
Baskin-Robbins U.S.	2,488	2,486
Baskin-Robbins International	5,129	4,993
Consolidated global points of distribution	19,185	18,602

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net openings (closings) during the period:
Dunkin’ Donuts U.S.	68	120	226	264
Dunkin’ Donuts International	40	10	32	1
Baskin-Robbins U.S.	(2)	6	4	19
Baskin-Robbins International	(16)	61	61	160
Consolidated global net openings	90	197	323	444

Total revenues increased $17.2 million, or 8.9%, and $51.6 million, or 9.3%, for the three and nine months ended September 26, 2015, respectively, driven primarily by increases in franchise fees and royalty income of $7.2 million and $24.6 million, respectively, and other revenues of $5.5 million and $19.8 million, respectively, due primarily to licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement. Also contributing to the increase in revenues for the three- and nine-month periods were increases in sales at company-operated restaurants of $2.0 million and $5.3 million, respectively, driven by a net increase in the number of company-operated restaurants. Additionally, sales of ice cream and other products increased $1.9 million for the three-month period.
Operating income and adjusted operating income for the three months ended September 26, 2015 increased $7.3 million, or 7.9%, and $6.5 million, or 6.6%, respectively, from the prior year period primarily as a result of the increases in franchise fees and royalty income, ice cream margin due primarily to the increase in sales, and licensing fees earned from the sale of Dunkin’ K-Cup® pods. The increases in revenues were offset by an increase in general and administrative expenses, net, driven primarily by increases in personnel costs and bad debt expense.
Operating income and adjusted operating income for the nine months ended September 26, 2015 increased $27.0 million, or 10.8%, and $27.3 million, or 10.1%, respectively, from the prior year period primarily as a result of the increases in franchise fees and royalty income, licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement, and ice cream margin. The increases in revenues and ice cream margin were offset by an increase in general and administrative expenses, net, primarily driven by incremental incentive compensation accruals and share-based compensation, and a decrease in other operating income due to the timing of the sale of real estate and a gain recognized in the prior year period in connection with the sale of company-operated restaurants in the Atlanta market. Additionally, operating income for the nine months ended September 26, 2015 included costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012, offset by a reduction in legal reserves for the Bertico litigation and related matters.
Net income attributable to Dunkin’ Brands decreased $8.5 million for the three months ended September 26, 2015 primarily as a result of an $8.1 million increase in interest expense driven by additional borrowings incurred in conjunction with the securitization refinancing transaction completed during January 2015, and an increase in income tax expense of $7.5 million as the prior year period was favorably impacted by the settlement of certain tax audits. These decreases were offset by the $7.3 million increase in operating income. Net income attributable to Dunkin’ Brands decreased $9.7 million for the nine months ended September 26, 2015 primarily as a result of a $20.6 million increase in interest expense driven by additional borrowings incurred in conjunction with the securitization refinancing transaction completed during January 2015, an increase in tax expense of $8.4 million, and an increase in loss on debt extinguishment and refinancing transactions of $6.8 million, offset by the $27.0 million increase in operating income.
Adjusted net income decreased $2.0 million for the three months ended September 26, 2015, primarily as a result of an increase in interest expense, offset by the increase in adjusted operating income of $6.5 million. Adjusted net income increased $1.1 million for the nine months ended September 26, 2015, primarily as a result of the increase in adjusted operating income of $27.3 million, offset by increases in interest expense and income tax expense.
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

Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In thousands)
Operating income	$99,763	92,480	276,091	249,134
Adjustments:
Amortization of other intangible assets	6,161	6,333	18,542	19,122
Long-lived asset impairment charges	—	633	264	1,279
Third-party product volume guarantee	—	—	—	(300)
Transaction-related costs(a)	36	—	317	—
Bertico and related litigation(b)	—	—	(2,753)	—
Settlement of Canadian pension plan(c)	—	—	4,075	—
Adjusted operating income	$105,960	99,446	296,536	269,235
Net income attributable to Dunkin’ Brands	$46,216	54,697	114,165	123,844
Adjustments:
Amortization of other intangible assets	6,161	6,333	18,542	19,122
Long-lived asset impairment charges	—	633	264	1,279
Third-party product volume guarantee	—	—	—	(300)
Transaction-related costs(a)	36	—	317	—
Bertico and related litigation(b)	—	—	(2,753)	—
Settlement of Canadian pension plan(c)	—	—	4,075	—
Loss on debt extinguishment and refinancing transactions	—	—	20,554	13,735
Tax impact of adjustments(d)	(2,479)	(2,786)	(16,400)	(13,534)
Tax impact of legal entity conversion(e)	246	—	246	—
Income tax audit settlement(f)	—	(6,717)	—	(6,717)
State tax apportionment(g)	—	—	—	514
Adjusted net income	$50,180	52,160	139,010	137,943

(a)	Represents non-capitalizable costs incurred as a result of the new securitized financing facility, which was completed in January 2015.

(b)
Represents a net reduction to legal reserves for the Bertico litigation and related matters, as a result of the Quebec Court of Appeals (Montreal) ruling to reduce the damages assessed against the Company in the Bertico litigation from approximately C$16.4 million to approximately C$10.9 million, plus costs and interest.

(c)	Represents costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012.

(d)	Tax impact of adjustments calculated at a 40% effective tax rate.

(e)	Represents the net tax impact of converting Dunkin’ Brands Canada Ltd. to Dunkin’ Brands Canada ULC.

(f)	Represents income tax benefits resulting from the resolution of historical tax positions settled during the period.

(g)	Represents tax expense recognized due to an increase in our overall state tax rate for a shift in the apportionment of income to certain state jurisdictions.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Earnings per share:
Common—basic	$0.49	0.52	1.18	1.17
Common—diluted	0.48	0.52	1.16	1.16
Diluted adjusted earnings per share	0.52	0.49	1.42	1.29

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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In thousands, except share and per share data)
Adjusted net income	$50,180	52,160	139,010	137,943
Weighted average number of common shares—diluted	96,023,211	105,969,110	98,134,053	107,045,211
Diluted adjusted earnings per share	$0.52	0.49	1.42	1.29

Results of operations
Consolidated results of operations

	Three months ended				Nine months ended
	September 26, 2015	September 27, 2014	Increase (Decrease)		September 26, 2015	September 27, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$133,913	126,759	7,154	5.6%	$380,381	355,738	24,643	6.9%
Rental income	26,121	25,570	551	2.2%	76,283	73,650	2,633	3.6%
Sales of ice cream and other products	29,554	27,617	1,937	7.0%	88,032	88,678	(646)	(0.7)%
Sales at company-operated restaurants	7,293	5,267	2,026	38.5%	21,578	16,319	5,259	32.2%
Other revenues	12,926	7,427	5,499	74.0%	40,862	21,111	19,751	93.6%
Total revenues	$209,807	192,640	17,167	8.9%	$607,136	555,496	51,640	9.3%
Total revenues for the three months ended September 26, 2015 increased $17.2 million, or 8.9%, due primarily to an increase in franchise fees and royalty income of $7.2 million as a result of Dunkin’ Donuts U.S. systemwide sales growth and an increase in other revenues of $5.5 million driven by licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement. Also contributing to the increase in revenues were increases in sales at company-operated restaurants of $2.0 million driven by a net increase in the number of company-operated restaurants and sales of ice cream and other products of $1.9 million due primarily to sales of ice cream in the Middle East.
Total revenues for the nine months ended September 26, 2015 increased $51.6 million, or 9.3%, due primarily to an increase in franchise fees and royalty income of $24.6 million as a result of Dunkin’ Donuts U.S. systemwide sales growth, as well as an increase in other revenues of $19.8 million. The increase in other revenues was driven by licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and increased licensing fees earned from ice cream sales by our third-party ice cream manufacturer, as well as a settlement reached with a master licensee, which resulted in the recovery of prior period royalty income and franchise fees. Also contributing to the increase in revenues was an increase in sales at company-operated restaurants of $5.3 million driven by a net increase in the number of company-operated restaurants.

	Three months ended				Nine months ended
	September 26, 2015	September 27, 2014	Increase (Decrease)		September 26, 2015	September 27, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$13,686	13,258	428	3.2%	$40,921	39,830	1,091	2.7%
Cost of ice cream and other products	19,788	19,802	(14)	(0.1)%	58,010	62,914	(4,904)	(7.8)%
Company-operated restaurant expenses	7,697	5,505	2,192	39.8%	22,312	16,772	5,540	33.0%
General and administrative expenses, net	61,433	56,039	5,394	9.6%	187,622	171,765	15,857	9.2%
Depreciation and amortization	11,338	11,293	45	0.4%	33,820	33,925	(105)	(0.3)%
Long-lived asset impairment charges	—	633	(633)	(100.0)%	264	1,279	(1,015)	(79.4)%
Total operating costs and expenses	$113,942	106,530	7,412	7.0%	$342,949	326,485	16,464	5.0%
Net income of equity method investments	4,059	5,366	(1,307)	(24.4)%	10,957	12,514	(1,557)	(12.4)%
Other operating income (expense), net	(161)	1,004	(1,165)	n/m	947	7,609	(6,662)	(87.6)%
Operating income	$99,763	92,480	7,283	7.9%	$276,091	249,134	26,957	10.8%
Occupancy expenses for franchised restaurants for the three and nine months ended September 26, 2015 increased from the prior fiscal year periods due primarily to an increase in the average rent per lease and an increase in the number of leases, as well as an increase in sales-based rent expense. Also contributing to the increase were reversals of lease reserves as a result of lease terminations included in the prior year fiscal period.
Net margin on ice cream and other products for the three months ended September 26, 2015 increased from the prior fiscal year period to approximately $9.8 million due primarily to the increase in sales volume, as well as a decrease in commodity costs, increase in pricing, and favorable foreign exchange rates. Net margin on ice cream and other products for the nine months ended September 26, 2015 increased from the prior fiscal year period to approximately $30.0 million. A decrease in commodity costs, increase in pricing, and favorable foreign exchange rates more than offset the decrease in sales of ice cream and other products, resulting in an increase in net ice cream margin.
Company-operated restaurant expenses for the three and nine months ended September 26, 2015 increased $2.2 million and $5.5 million, respectively, primarily as a result of a net increase in the number of company-operated restaurants.
General and administrative expenses for the three months ended September 26, 2015 increased $5.4 million from the prior fiscal year period due primarily to an increase in personnel costs and bad debt expense, as well as increased support of our international and consumer packaged goods businesses.
General and administrative expenses for the nine months ended September 26, 2015 increased $15.9 million from the prior fiscal year period due primarily to an increase in personnel costs, driven primarily by incremental incentive compensation accruals, costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012, and an increase in share-based compensation. Also contributing to the increase in general and administrative expenses was an increase in costs incurred to support our consumer packaged goods and international businesses, offset by a decrease in legal costs due primarily to a reduction in legal reserves for the Bertico litigation and related matters.
Depreciation and amortization for the three and nine months ended September 26, 2015 remained consistent with the prior fiscal year periods as a result of an increase in depreciation due to the addition of depreciable assets, offset by a decrease in amortization due to intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases.

Long-lived asset impairment charges for the three and nine months ended September 26, 2015 decreased $0.6 million and $1.0 million, respectively, driven primarily by the timing of lease terminations, which resulted in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three and nine months ended September 26, 2015 decreased $1.3 million and $1.6 million, respectively, driven by unfavorable results from our Japan joint venture compared to the prior year period and the impact of unfavorable foreign exchange rates on net income of our South Korea and Japan joint ventures.
Other operating income, net includes gains recognized in connection with the sale of real estate and fluctuates based on the timing of such transactions. Additionally, other operating income, net for the prior fiscal year periods included a gain recognized in connection with the sale of the company-operated restaurants in the Atlanta market.

	Three months ended				Nine months ended
	September 26, 2015	September 27, 2014	Increase (Decrease)		September 26, 2015	September 27, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$24,700	16,617	8,083	48.6%	$71,721	51,243	20,478	40.0%
Loss on debt extinguishment and refinancing transactions	—	—	—	n/m	20,554	13,735	6,819	49.6%
Other losses, net	449	584	(135)	(23.1)%	1,006	670	336	50.1%
Total other expense	$25,149	17,201	7,948	46.2%	$93,281	65,648	27,633	42.1%
The increase in net interest expense for the three and nine months ended September 26, 2015 was driven primarily by the securitization refinancing transaction that occurred in January 2015, which resulted in additional borrowings, as well as an increase in amortization of capitalized debt issuance costs compared to the prior fiscal year period. As a result of the additional borrowings under the Indenture, as defined and more fully described under “Liquidity and Capital Resources” contained herein, we expect net interest expense to increase materially in fiscal year 2015.
The loss on debt extinguishment and refinancing transactions for the nine months ended September 26, 2015 of $20.6 million resulted from the January 2015 securitization refinancing transaction. The loss on debt extinguishment and refinancing transactions for the nine months ended September 27, 2014 of $13.7 million resulted from the February 2014 refinancing transaction.
The fluctuation in other losses, net, for the three and nine months ended September 26, 2015 resulted primarily from net foreign exchange losses driven primarily by fluctuations in the U.S. dollar against the Australian dollar and pound sterling.

	Three months ended		Nine months ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(In thousands, except percentages)
Income before income taxes	$74,614	75,279	182,810	183,486
Provision for income taxes	28,312	20,855	68,634	60,263
Effective tax rate	37.9%	27.7%	37.5%	32.8%
The increase in the effective tax rate for the three and nine months ended September 26, 2015 was primarily a result of the prior fiscal year being favorably impacted by the recognition of a net tax benefit of $6.7 million primarily related to the reversal of reserves for uncertain tax positions that were effectively settled during the periods.
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
Dunkin’ Donuts U.S.

	Three months ended				Nine months ended
	September 26, 2015	September 27, 2014	Increase (Decrease)		September 26, 2015	September 27, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$105,864	99,758	6,106	6.1%	$307,214	285,645	21,569	7.6%
Franchise fees	12,666	11,704	962	8.2%	29,591	27,134	2,457	9.1%
Rental income	25,290	24,610	680	2.8%	73,584	70,667	2,917	4.1%
Sales at company-operated restaurants	7,293	5,267	2,026	38.5%	21,578	16,319	5,259	32.2%
Other revenues	3,257	1,612	1,645	102.0%	6,038	4,855	1,183	24.4%
Total revenues	$154,370	142,951	11,419	8.0%	$438,005	404,620	33,385	8.3%
Segment profit	$112,932	106,242	6,690	6.3%	$314,465	297,055	17,410	5.9%
The increase in Dunkin’ Donuts U.S. revenues for the three and nine months ended September 26, 2015 was driven primarily by an increase in royalty income of $6.1 million and $21.6 million, respectively, as a result of an increase in systemwide sales, as well as an increase in sales at company-operated restaurants of $2.0 million and $5.3 million, respectively, driven by a net increase in the number of company-operated restaurants. Also contributing to revenue growth for the three- and nine-month periods were increases in other revenues, driven primarily by income recognized in connection with the termination of a lease, rental income due primarily to increases in the number of leases and average rent per lease, and franchise fees driven by favorable development mix.
The increase in Dunkin’ Donuts U.S. segment profit for the three months ended September 26, 2015 of $6.7 million was driven primarily by growth in royalty income, other revenues, and franchise fees. The increases in revenues were offset by an increase in personnel costs and a decrease in other operating income as the prior fiscal year period included a gain recognized in connection with the sale of real estate.
The increase in Dunkin’ Donuts U.S. segment profit for the nine months ended September 26, 2015 of $17.4 million was driven primarily by growth in royalty income, rental margin, and franchise fees, as well as the favorable impact of bad debt expense compared to the prior fiscal year period. These increases in segment profit were offset by an increase in personnel costs driven by incremental incentive compensation accruals and a decrease in other operating income as the prior fiscal year period included higher gains on the sale of real estate and a gain recognized in connection with the sale of company-operated restaurants in the Atlanta market.
Dunkin’ Donuts International

	Three months ended				Nine months ended
	September 26, 2015	September 27, 2014	Increase (Decrease)		September 26, 2015	September 27, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$3,762	3,685	77	2.1%	$11,640	11,239	401	3.6%
Franchise fees	850	683	167	24.5%	2,707	1,877	830	44.2%
Rental income	—	18	(18)	(100.0)%	13	102	(89)	(87.3)%
Other revenues	14	(14)	28	n/m	2,265	(40)	2,305	n/m
Total revenues	$4,626	4,372	254	5.8%	$16,625	13,178	3,447	26.2%
Segment profit	$1,618	1,885	(267)	(14.2)%	$9,136	7,757	1,379	17.8%
Dunkin’ Donuts International revenues for the three and nine months ended September 26, 2015 increased by $0.3 million and $3.4 million, respectively. The three- and nine-month periods were positively impacted by increases in franchise fees of $0.2 million and $0.8 million, respectively, driven by additional gross development, as well as increased royalty income, which was negatively impacted by unfavorable foreign exchange rates. The increase in total revenues for the nine-month period was also driven by an increase in other revenues of $2.3 million due primarily to a settlement reached with a master licensee resulting in the recovery of prior period royalty income and franchise fees.
Segment profit for Dunkin’ Donuts International decreased $0.3 million for the three months ended September 26, 2015 primarily as a result of an increase in general and administrative expenses, offset by revenue growth. A portion of the increase in general and administrative expenses can be attributed to increased personnel costs and other investments in international markets.
Segment profit for Dunkin’ Donuts International increased $1.4 million for the nine months ended September 26, 2015 primarily as a result of revenue growth, offset by increases in general and administrative expenses, driven by increased personnel costs and other investments in international markets, as well as a decrease in net income from our South Korea joint venture.
Baskin-Robbins U.S.

	Three months ended				Nine months ended
	September 26, 2015	September 27, 2014	Increase (Decrease)		September 26, 2015	September 27, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$8,529	7,991	538	6.7%	$23,127	21,925	1,202	5.5%
Franchise fees	180	360	(180)	(50.0)%	548	757	(209)	(27.6)%
Rental income	667	795	(128)	(16.1)%	2,244	2,435	(191)	(7.8)%
Sales of ice cream and other products	206	1,177	(971)	(82.5)%	1,748	3,217	(1,469)	(45.7)%
Other revenues	3,520	2,293	1,227	53.5%	8,826	6,355	2,471	38.9%
Total revenues	$13,102	12,616	486	3.9%	$36,493	34,689	1,804	5.2%
Segment profit	$9,643	8,828	815	9.2%	$24,993	23,011	1,982	8.6%
Baskin-Robbins U.S. revenues for the three and nine months ended September 26, 2015 increased $0.5 million and $1.8 million, respectively, due primarily to increases in other revenues driven by licensing income, and increases in royalty income, offset by decreases in sales of ice cream and other products. The fluctuations in licensing income and sales of ice cream and other products can be attributed to a shift in certain franchisees now purchasing ice cream directly from our third-party ice cream manufacturer.
Baskin-Robbins U.S. segment profit increased $0.8 million and $2.0 million for the three and nine months ended September 26, 2015, respectively, primarily as a result of the increases in other revenues and royalty income. These increases in segment profit were offset by increases in general and administrative expenses, due primarily to increased personnel costs and expenses incurred related to brand-building activities, as well as declines in franchise fees and net margin on ice cream.
Baskin-Robbins International

	Three months ended				Nine months ended
	September 26, 2015	September 27, 2014	Increase (Decrease)		September 26, 2015	September 27, 2014	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$1,913	2,180	(267)	(12.2)%	$4,965	6,136	(1,171)	(19.1)%
Franchise fees	149	398	(249)	(62.6)%	589	1,025	(436)	(42.5)%
Rental income	129	126	3	2.4%	366	383	(17)	(4.4)%
Sales of ice cream and other products	28,790	26,166	2,624	10.0%	84,544	84,746	(202)	(0.2)%
Other revenues	104	33	71	215.2%	393	255	138	54.1%
Total revenues	$31,085	28,903	2,182	7.5%	$90,857	92,545	(1,688)	(1.8)%
Segment profit	$10,276	12,485	(2,209)	(17.7)%	$31,044	33,708	(2,664)	(7.9)%
Baskin-Robbins International revenues increased $2.2 million for the three months ended September 26, 2015 due primarily to an increase in sales of ice cream and other products in the Middle East, offset by a decrease in royalty income, which was negatively impacted by unfavorable foreign exchange rates, and a decrease in franchise fees. The decrease in royalty income was driven by declines in systemwide sales in Russia.
Baskin-Robbins International revenues decreased $1.7 million for the nine months ended September 26, 2015 driven primarily by a decrease in royalty income, which was negatively impacted by unfavorable foreign exchange rates, and franchise fees. The decrease in royalty income was driven by declines in systemwide sales in Russia and Japan.
Baskin-Robbins International segment profit decreased $2.2 million for the three months ended September 26, 2015 as a result of an increase in bad debt expense and a decrease in net income of equity method investments driven by unfavorable results from our Japan joint venture compared to the prior year period and the impact of unfavorable foreign exchange rates on net income of our South Korea and Japan joint ventures. Also contributing to the decrease in segment profit were the decreases in royalty income and franchise fees, offset by an increase in net margin on ice cream driven primarily by the increase in sales.
Baskin-Robbins International segment profit decreased $2.7 million for the nine months ended September 26, 2015 due primarily to an increase in general and administrative expenses, driven primarily by increases in bad debt expense and personnel costs, as well as the decrease in royalty income. Also contributing to the decrease in segment profit were unfavorable results from our Japan joint venture compared to the prior year period and the impact of unfavorable foreign exchange rates on net income of our Japan joint venture. These decreases in segment profit were offset by an increase in net margin on ice cream. A decrease in commodity costs, increase in pricing, and favorable foreign exchange rates more than offset the decrease in sales of ice cream and other products, resulting in an increase in net ice cream margin.
Liquidity and Capital Resources
As of September 26, 2015, we held $324.5 million of cash and cash equivalents and $72.1 million of short-term restricted cash that is restricted under our securitized financing facility. Included in cash and cash equivalents is $107.1 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liability (see note 6 to the unaudited consolidated financial statements included herein). In addition, as of September 26, 2015, we had a borrowing capacity of $73.7 million under our $100.0 million Variable Funding Notes (as defined below).
Free cash flow
During the nine months ended September 26, 2015, net cash provided by operating activities was $83.2 million, as compared to $115.9 million for the nine months ended September 27, 2014. Net cash provided by operating activities for the nine months ended September 26, 2015 and September 27, 2014 includes decreases of $29.2 million and $37.8 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the seasonality of our gift card program. Net cash provided by operating activities for the nine months ended September 26, 2015 includes the net funding of restricted cash accounts of $65.9 million, which represents cash restricted in accordance with our securitized financing facility and will be used for operating activities such as to pay interest and real estate obligations. Excluding cash held for advertising funds and reserved for gift card/certificate programs and excluding the fluctuation in restricted cash, we generated $153.3 million and $148.0 million of free cash flow during the nine months ended September 26, 2015 and September 27, 2014, respectively.
The increase in free cash flow was due primarily to an increase in pre-tax income, excluding non-cash items, a reduction in incentive compensation payments made, and the payment of a third-party product volume guarantee in the prior fiscal year period. Offsetting these increases in free cash flow were reduced proceeds from the sale of real estate and company-operated restaurants as compared to the prior fiscal year period, the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, an increase in cash paid for income taxes, and an increase in capital expenditures.
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

Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Nine months ended
	September 26, 2015	September 27, 2014
Net cash provided by operating activities	$83,237	115,851
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	29,182	37,846
Plus: Increase in restricted cash	65,888	—
Less: Net cash used in investing activities	(25,022)	(5,704)
Free cash flow, excluding the cash flows related to advertising funds, gift card/certificate programs, and restricted cash	$153,285	147,993
Operating, investing, and financing cash flows
Net cash provided by operating activities was $83.2 million for the nine months ended September 26, 2015, as compared to $115.9 million in the prior fiscal year period. The $32.6 million decline in operating cash flows was driven primarily by the funding of restricted cash accounts of $65.9 million in accordance with the requirements of our new securitized debt structure, as well as the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, and an increase in cash paid for income taxes. Offsetting these declines was an increase in pre-tax income, excluding non-cash items, a reduction in incentive compensation payments made, the payment of a third-party product volume guarantee in the prior fiscal year period, and favorable cash flows related to our gift card program due primarily to the timing of holidays and our fiscal year end.
Net cash used in investing activities was $25.0 million for the nine months ended September 26, 2015, as compared to $5.7 million in the prior fiscal year period. The $19.3 million increase in net cash used in investing activities was driven primarily by reduced proceeds received from the sale of real estate and company-operated restaurants of $12.4 million, as well as incremental additions to property and equipment of $5.4 million.
Net cash provided by financing activities was $59.0 million for the nine months ended September 26, 2015, as compared to net cash used in financing activities in the prior fiscal year period of $211.2 million. The $270.2 million increase in financing cash flows compared to the prior fiscal year period was driven primarily by the favorable impact of debt-related activities of $644.2 million, resulting from proceeds from the issuance of long-term debt, net of debt repayment, payment of debt issuance and other debt-related costs, and funding of restricted cash accounts. Offsetting the favorable impact of debt-related activities was incremental cash used for repurchases of common stock of $369.9 million.
Borrowing capacity
Our securitized financing facility includes original aggregate borrowings of approximately $2.60 billion, consisting of $2.50 billion Class A-2 Notes (as defined below) and $100.0 million of undrawn Variable Funding Notes (as defined below). As of September 26, 2015, there was approximately $2.49 billion of total principal outstanding on the Class A-2 Notes, while there was $73.7 million in available borrowings under the Variable Funding Notes as $26.3 million of letters of credit were outstanding.
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
We received net proceeds at closing of the securitized financing facility of approximately $615 million, after giving effect to the repayment of the remaining principal outstanding and interest on the term loans, payment of debt issuance costs and other debt-related costs, as well as funding certain restricted cash accounts required under our securitized financing facility. The net proceeds have been used for share repurchases, as further discussed below.
In connection with the January 2015 securitization refinancing, our board of directors authorized a new program to repurchase up to an aggregate of $700.0 million of our outstanding common stock within the next two years. In February 2015, we entered into a $400.0 million accelerated share repurchase ("ASR") agreement with a financial institution, pursuant to which we paid $400.0 million for an initial delivery of 6,951,988 shares, representing an estimate of 80% of the total shares expected to be delivered under the ASR agreement. Final settlement of the ASR agreement occurred in June 2015, at which point we received an additional delivery of 1,274,309 shares based on the final weighted average per share price of $48.62 during the agreement period. Additionally, during the nine months ended September 26, 2015, we used $100.0 million to repurchase shares in the open market.
In October 2015, we entered into a $125.0 million ASR agreement with a financial institution. Pursuant to the terms of the ASR agreement, the Company paid the financial institution $125.0 million from cash on hand and received an initial delivery of 2,527,167 shares of the Company’s common stock, representing an estimate of 80% of the total shares expected to be delivered under the agreement. At settlement, the financial institution may be required to deliver additional shares of common stock to us or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to the financial institution. Final settlement of the ASR agreement is expected to be completed in December 2015, although the settlement may be accelerated at the financial institution’s option.
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

As of September 26, 2015, we had a Net Debt to Adjusted EBITDA leverage ratio of 5.1 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended September 26, 2015, respectively (in thousands):

September 26, 2015
Principal outstanding under Class A-2 Notes	$2,487,500
Total capital lease obligations	7,711
Less: cash and cash equivalents	(324,530)
Less: restricted cash, current	(72,131)
Plus: cash held for gift card/certificate programs	106,210
Net Debt	$2,204,760

Twelve months ended
September 26, 2015
Net income including noncontrolling interests	$166,516
Interest expense	88,699
Income tax expense	88,541
Depreciation and amortization	45,434
Impairment charges	469
EBITDA	389,659
Adjustments:
Non-cash adjustments(a)	12,508
Loss on debt extinguishment and refinancing transactions(b)	20,554
Other(c)	7,365
Total adjustments	40,427
Adjusted EBITDA	$430,086

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(b)	Represents transaction costs associated with the refinancing and repayment of long-term debt, including fees paid to third parties and the write-off of debt issuance costs and original issue discount.

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
Recently Issued Accounting Standards
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued new guidance to simplify the presentation of debt issuance costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums, instead of as an asset. This guidance is effective for us in fiscal year 2016, and early adoption is permitted. The adoption of this guidance will result in the reclassification of debt issuance costs, which were approximately $37.2 million and $11.5 million as of September 26, 2015 and December 27, 2014, respectively, from other assets to long-term debt, net in the consolidated balance sheets, resulting in a corresponding reduction in total assets and total long-term liabilities. The adoption of this guidance will not have any impact on our consolidated statements of operations or cash flows.
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued new guidance to defer the mandatory effective date by one year and permit early adoption but not before the original effective date. As a result, this guidance is now effective for us in fiscal year 2018 with early adoption permitted in fiscal year 2017. We expect to adopt this new standard in fiscal year 2018 and are currently evaluating the impact the adoption of this new standard will have on our accounting policies, consolidated financial statements, and related disclosures, and have not yet selected a transition method.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 26, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended September 26, 2015, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.        Other Information
Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million during the first quarter of fiscal year 2015, resulting in an estimated liability of $18.6 million as of September 26, 2015. The Company has sought leave to appeal with the Supreme Court of Canada in the Bertico litigation.
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
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended September 26, 2015 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
06/28/15 - 07/25/15	—		—	$223,075,776
07/26/15 - 08/29/15	12,770	48.45	12,770	222,457,063
08/30/15 - 09/26/15	113,664	48.82	113,664	216,908,153
Total	126,434	$48.78	126,434
On January 26, 2015, our board of directors approved a share repurchase program of up to $700.0 million of outstanding shares of our common stock. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. This repurchase authorization expires two years from the date of approval.
On October 22, 2015, the Company entered into an ASR agreement with a third-party financial institution. Pursuant to the terms of the ASR agreement, the Company paid the financial institution $125.0 million from cash on hand and received an initial delivery of 2,527,167 shares of the Company’s common stock in October 2015, representing an estimate of 80% of the total shares expected to be delivered under the agreement. At settlement, the financial institution may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the financial institution. Final settlement of the ASR agreement is expected to be completed in December 2015, although the settlement may be accelerated at the financial institution’s option.

Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.
Item 6.       Exhibits
(a) Exhibits:

10.1
Form of Fixed Dollar Accelerated Share Repurchase Confirmation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on October 23, 2015).

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DUNKIN’ BRANDS GROUP, INC.

Date:	November 4, 2015	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer