Form 10-K
period 2015-12-26
DUNKIN' BRANDS GROUP, INC.
filed 2016-02-18
CIK 1357204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of Dunkin’ Brands Group, Inc. computed by reference to the closing price of the registrant’s common stock on the NASDAQ Global Select Market as of June 27, 2015, was approximately $5.27 billion.
As of February 16, 2016, 91,667,379 shares of common stock of the registrant were outstanding.
____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Forward-Looking Statements
This report on Form 10-K, as well as other written reports and oral statements that we make from time to time, includes statements that express our opinions, expectations, beliefs, plans, objectives, assumptions or projections regarding future events or future results and therefore are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should” or “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not historical facts.
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
We operate our business in four segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins International and Baskin-Robbins U.S. In 2015, our Dunkin’ Donuts segments generated revenues of $614.0 million, or 79% of our total segment revenues, of which $591.1 million was in the U.S. segment and $23.0 million was in the international segment. In 2015, our Baskin-Robbins segments generated revenues of $164.2 million, of which $119.0 million was in the international segment and $45.2 million was in the U.S. segment. As of December 26, 2015, there were 11,750 Dunkin’ Donuts points of distribution, of which 8,431 were in the U.S. and 3,319 were international, and 7,607 Baskin-Robbins points of distribution, of which 5,104 were international and 2,503 were in the U.S. See note 12 to our consolidated financial statements included herein for segment information.
We generate revenue from five primary sources: (i) royalty income and fees associated with franchised restaurants; (ii) rental income from restaurant properties that we lease or sublease to franchisees; (iii) sales of ice cream and other products to franchisees in certain international markets; (iv) retail store revenue at our company-operated restaurants, and (v) other income including fees for the licensing of the Dunkin’ Donuts brand for products sold in non-franchised outlets (such as retail packaged coffee and Dunkin’ K-Cup® pods), the licensing of the rights to manufacture Baskin-Robbins ice cream products to a third party for sale to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees.
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

Our brands
Dunkin’ Donuts-U.S.
Dunkin’ Donuts is a leading U.S. QSR concept, and is a QSR market leader in donut and bagel categories for servings. Dunkin’ Donuts is also a national QSR leader for breakfast sandwich servings. Since the late 1980s, Dunkin’ Donuts has transformed itself into a coffee and beverage-based concept, and is the national QSR leader in servings in the hot regular/decaf/flavored coffee category and the iced regular/decaf/flavored coffee category, with sales of over 1.7 billion servings of total hot and iced coffee annually. From the fiscal year ended August 31, 2005 to the fiscal year ended December 26, 2015, Dunkin’ Donuts U.S. systemwide sales have grown at a 6.8% compound annual growth rate. Total U.S. Dunkin’ Donuts points of distribution grew from 4,815 at August 31, 2005 to 8,431 as of December 26, 2015. Approximately 86% of these points of distribution are traditional restaurants consisting of end-cap, in-line and stand-alone restaurants, many with drive-thrus, and gas and convenience locations. In addition, we have alternative points of distribution (“APODs”), such as full- or self-service kiosks in offices, hospitals, colleges, airports, grocery stores, and other smaller-footprint properties. We believe that Dunkin’ Donuts continues to have significant growth potential in the U.S. given its strong brand awareness and variety of restaurant formats. For fiscal year 2015, the Dunkin’ Donuts franchise system generated U.S. franchisee-reported sales of $7.6 billion, which accounted for approximately 75% of our global franchisee-reported sales, and had 8,431 U.S. points of distribution (with more than 50% of our restaurants having drive-thrus) at period end.

Baskin-Robbins-U.S.
Baskin-Robbins is one of the leading QSR chains in the U.S. for servings of hard-serve ice cream and develops and sells a full range of frozen ice cream treats such as cones, cakes, sundaes and frozen beverages. Baskin-Robbins enjoys 89% aided brand awareness in the U.S., and we believe the brand is known for its innovative flavors, popular “Birthday Club” program and ice cream flavor library of over 1,300 different offerings. Additionally, our Baskin-Robbins U.S. segment has experienced comparable store sales growth in each of the last five fiscal years. We believe we can capitalize on the brand’s strengths and continue generating renewed excitement for the brand. Baskin-Robbins’ “31 flavors,” offering consumers a different flavor for each day of the month, is recognized by ice cream consumers nationwide. For fiscal year 2015, the Baskin-Robbins franchise system generated U.S. franchisee-reported sales of approximately $582 million, which accounted for approximately 6% of our global franchisee-reported sales. Total U.S. Baskin-Robbins points of distribution declined from 2,780 at August 31, 2005 to 2,503 as of December 26, 2015.
International operations
Our international business is primarily conducted via joint ventures and country or territorial license arrangements with “master franchisees,” who both operate and sub-franchise the brand within their licensed areas. Increasingly, in certain high potential markets, we are migrating to a model with multiple franchisees in one country, including markets in the United Kingdom, Germany, China, and Mexico. Our international franchise system, predominantly located across Asia and the Middle East, generated franchisee-reported sales of $2.0 billion for fiscal year 2015, which represented approximately 19% of Dunkin’ Brands’ global franchisee-reported sales. Dunkin’ Donuts had 3,319 restaurants in 42 countries (excluding the U.S.), representing $678 million of international franchisee-reported sales for fiscal year 2015, and Baskin-Robbins had 5,104 restaurants in 47 countries (excluding the U.S.), representing approximately $1.3 billion of international franchisee-reported sales for the same period. From August 31, 2005 to December 26, 2015, total international Dunkin’ Donuts points of distribution grew from 1,775 to 3,319, and total international Baskin-Robbins points of distribution grew from 2,856 to 5,104. We believe that we have opportunities to continue to grow our Dunkin’ Donuts and Baskin-Robbins concepts internationally in new and existing markets through brand and menu differentiation.

Overview of franchising
Franchising is a business arrangement whereby a service organization, the franchisor, grants an operator, the franchisee, a license to sell the franchisor’s products and services and use its system and trademarks in a given area, with or without exclusivity. In the context of the restaurant industry, a franchisee pays the franchisor for its concept, strategy, marketing, operating system, training, purchasing power, and brand recognition. Franchisees are solely responsible for the day-to-day operations in each franchised restaurant, including but not limited to all labor and employment decisions, such as hiring, promoting, discharging, scheduling, and setting wages, benefits and all other terms of employment with respect to their employees.
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
Unlike certain other QSR franchise systems, we generally do not guarantee our franchisees’ financing obligations. From time to time, at our discretion, we may offer voluntary financing to existing franchisees for specific programs such as the purchase of specialized equipment. As of December 26, 2015, if all of our outstanding guarantees of third party franchisee financing obligations came due, we would be liable for $2.0 million. We intend to continue our past practice of limiting our guarantee of financing for franchisees.
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
We currently require each domestic franchisee’s managing owner and/or designated manager to complete initial and ongoing training programs provided by us, including minimum periods of classroom and on-the-job training. We monitor quality and endeavor to ensure compliance with our standards for restaurant operations through restaurant visits in the U.S. In addition, a restaurant operation review is conducted throughout our domestic operations at least once per year. To complement these procedures, we use “Guest Satisfaction Surveys” in the U.S. to assess customer satisfaction with restaurant operations, such as product quality, restaurant cleanliness, and customer service.
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
Master franchise model and international arrangements
Master franchise arrangements are used on a limited basis domestically (the Baskin-Robbins brand has one “territory” franchise agreement for certain Midwestern markets) but more widely internationally for both the Baskin-Robbins brand and the Dunkin’ Donuts brand. In addition, international arrangements include joint venture agreements in South Korea (both brands), Spain (Dunkin’ Donuts brand), Australia (Baskin-Robbins brand), and Japan (Baskin-Robbins brand), as well as single unit franchises, such as in Canada (both brands). We are increasingly utilizing a multi-franchise system in certain high potential markets, including in the United Kingdom, Germany, China, and Mexico.
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
The master franchisee is generally required to pay an upfront initial franchise fee for each developed restaurant or an upfront market development fee, and, for the Dunkin’ Donuts brand, royalties. For the Baskin-Robbins brand, the master franchisee is typically required to purchase ice cream from Baskin-Robbins or an approved supplier. In most countries, the master franchisee is also required to spend a certain percentage of gross sales on advertising in such foreign country in order to promote the brand. Generally, the master franchise agreement serves as the franchise agreement for the underlying restaurants operating pursuant to such model. Depending on the individual agreement, we may permit the master franchisee to subfranchise within its territory.
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

Restaurant type	Initial franchise fee*
Dunkin’ Donuts Single-Branded Restaurant	$ 40,000-90,000
Baskin-Robbins Single-Branded Restaurant	$25,000
Dunkin’ Donuts/Baskin-Robbins Multi-Branded Restaurant	$ 50,000-100,000

*	Fees effective as of January 1, 2016 and excludes alternative points of distribution
In addition to the payment of initial franchise fees, our U.S. Dunkin’ Donuts brand franchisees, U.S. Baskin-Robbins brand franchisees, and our international Dunkin’ Donuts brand franchisees pay us royalties on a percentage of the gross sales made from each restaurant. In the U.S., the majority of our franchise agreement renewals and the vast majority of our new franchise agreements require our franchisees to pay us a royalty of 5.9% of gross sales. During 2015, our effective royalty rate in the Dunkin’ Donuts U.S. segment was approximately 5.4% and in the Baskin-Robbins U.S. segment was approximately 4.9%. The arrangements for Dunkin’ Donuts in the majority of our international markets require royalty payments to us of 5.0% of gross sales. However, many of our larger international partners, including our South Korean joint venture partner, have agreements at a lower rate, resulting in an effective royalty rate in the Dunkin’ Donuts international segment in 2015 of approximately 2.3%. We typically collect royalty payments on a weekly basis from our domestic franchisees. For the Baskin-Robbins brand in international markets, we do not generally receive royalty payments from our franchisees; instead we earn revenue from such franchisees as a result of our sale of ice cream products to them, and in 2015 our effective royalty rate in this segment was approximately 0.5%. In certain instances, we supplement and modify certain SDAs, and franchise agreements entered into pursuant to such SDAs with certain incentives that may (i) reduce or eliminate the initial franchise fee associated with a franchise agreement; (ii) reduce the royalties for a specified period of the term of the franchise agreements depending on the details related to each specific incentive program; (iii) reimburse the franchisee for certain local marketing activities in excess of the minimum required; and (iv) provide certain development incentives. To qualify for any or all of these incentives, the franchisee must meet certain requirements, each of which are set forth in an addendum to the SDA and the franchise agreement. We believe these incentives will lead to accelerated development in our less mature markets.
Franchisees in the U.S. also pay advertising fees to the brand-specific advertising funds administered by us. Franchisees make weekly contributions, generally 5% of gross sales, to the advertising funds. Franchisees may elect to increase the contribution to support general brand-building efforts or specific initiatives. The advertising funds for the U.S., which received $400.6 million in contributions from franchisees in fiscal year 2015, are almost exclusively franchisee-funded and cover all expenses related to marketing, research and development, innovation, advertising and promotion, including market research, production, advertising costs, public relations, and sales promotions. We use no more than 20% of the advertising funds to cover the administrative expenses of the advertising funds and for other strategic initiatives designed to increase sales and to enhance the reputation of the brands. As the administrator of the advertising funds, we determine the content and placement of advertising, which is done through print, radio, television, online, billboards, sponsorships, and other media, all of which is sourced by agencies. Under certain circumstances, franchisees are permitted to conduct their own local advertising, but must obtain our prior approval of content and promotional plans.

Other franchise related fees
We lease and sublease properties to franchisees in the U.S. and in Canada, generating net rental fees when the cost charged to the franchisee exceeds the cost charged to us. For fiscal year 2015, we generated 12.4%, or $100.4 million, of our total revenue from rental fees from franchisees and incurred related occupancy expenses of $54.6 million.
We also receive a license fee from Dean Foods Co. (“Dean Foods”) as part of an arrangement whereby Dean Foods manufactures and distributes ice cream and other frozen products to Baskin-Robbins franchisees in the U.S. In connection with this agreement, Dunkin’ Brands receives a fee based on net sales of covered products. For fiscal year 2015, we generated 1.2%, or $10.1 million, of our total revenue from license fees from Dean Foods.
We distribute ice cream products to Baskin-Robbins franchisees who operate Baskin-Robbins restaurants located in certain foreign countries and receive revenue associated with those sales. For fiscal year 2015, we generated 14.2%, or $115.3 million, of our total revenue from the sale of ice cream products to franchisees primarily in certain foreign countries.

Other revenue sources include online training fees, licensing fees earned from the sale of retail packaged coffee and K-Cup® pods, net refranchising gains, and other one-time fees such as transfer fees and late fees. For fiscal year 2015, we generated 5.4%, or $43.6 million, of our total revenue from these other sources.
International operations
Our international business is organized by brand and by country and/or region. Operations are primarily conducted through master franchise agreements with local operators. In certain instances, the master franchisee may have the right to sub-franchise. Increasingly, we have utilized a multi-franchise system in certain high potential markets, including the United Kingdom, Germany, China and Mexico. In addition, we have a joint venture with a local, publicly-traded company for the Baskin-Robbins brand in Japan and joint ventures with local companies in Australia for the Baskin-Robbins brand, in Spain for the Dunkin’ Donuts brand, and in South Korea for both the Dunkin’ Donuts and Baskin-Robbins brands. By teaming with local operators, we believe we are better able to adapt our concepts to local business practices and consumer preferences. We have had an international presence since 1961 when the first Dunkin’ Donuts restaurant opened in Canada. As of December 26, 2015, there were 5,104 Baskin-Robbins restaurants in 47 countries outside the U.S. and 3,319 Dunkin’ Donuts restaurants in 42 countries outside the U.S. Baskin-Robbins points of distribution represent the majority of our international presence and accounted for approximately 65% of international franchisee-reported sales and approximately 84% of our international revenues for fiscal year 2015.
Our key markets for both brands are predominantly based in Asia and the Middle East, which accounted for approximately 69% and 18%, respectively, of international franchisee-reported sales for fiscal year 2015. For fiscal year 2015, $2.0 billion of total franchisee-reported sales were generated by restaurants located in international markets, which represented approximately 19% of total franchisee-reported sales, with the Dunkin’ Donuts brand accounting for $678 million and the Baskin-Robbins brand accounting for $1.3 billion of our international franchisee-reported sales. For the same period, our revenues from international operations totaled $142.0 million, with the Baskin-Robbins brand generating approximately 84% of such revenues.
Overview of key markets
As of December 26, 2015, the top foreign countries and regions in which the Dunkin’ Donuts brand and/or the Baskin-Robbins brand operated were:

Country/Region	Type	Franchised brand(s)	Number of restaurants
South Korea	Joint Venture	Dunkin’ Donuts	788
		Baskin-Robbins	1,196
Japan	Joint Venture	Baskin-Robbins	1,191
Middle East	Master Franchise Agreements	Dunkin’ Donuts	458
		Baskin-Robbins	778
South Korea
Restaurants in South Korea accounted for approximately 38% of total franchisee-reported sales from international operations for fiscal year 2015. Baskin-Robbins accounted for 67% of such sales. In South Korea, we conduct business through a 33.3% ownership stake in a combination Dunkin’ Donuts brand/Baskin-Robbins brand joint venture, with South Korean shareholders owning the remaining 66.7% of the joint venture. The joint venture acts as the master franchisee for South Korea, sub-franchising the Dunkin’ Donuts and Baskin-Robbins brands to franchisees. The joint venture also manufactures and supplies restaurants located in South Korea with ice cream, donuts, and coffee products.
Japan
Restaurants in Japan accounted for approximately 18% of total franchisee-reported sales from international operations for fiscal year 2015, 100% of which came from Baskin-Robbins. We conduct business in Japan through a 43.3% ownership stake in a Baskin-Robbins brand joint venture. Our partner also owns a 43.3% interest in the joint venture, with the remaining 13.4% owned by public shareholders. The joint venture manufactures and sells ice cream to restaurants in Japan and acts as master franchisee for the country.

Middle East
The Middle East represents another key region for us. Restaurants in the Middle East accounted for approximately 18% of total franchisee-reported sales from international operations for fiscal year 2015. Baskin-Robbins accounted for approximately 71% of such sales. We conduct operations in the Middle East through master franchise arrangements.
Industry overview
According to The NPD Group/CREST® (“CREST®”), the QSR segment of the U.S. restaurant industry accounted for approximately $269 billion of the total $431 billion restaurant industry sales in the U.S. for the twelve months ended December 31, 2015. The U.S. restaurant industry is generally categorized into segments by price point ranges, the types of food and beverages offered, and service available to consumers. QSR is a restaurant format characterized by counter or drive-thru ordering and limited, or no, table service. QSRs generally seek to capitalize on consumer desires for quality and convenient food at economical prices.
Our Dunkin’ Donuts brand competes in the QSR segment categories and subcategories that include coffee, donuts, muffins, bagels, and breakfast sandwiches. In addition, in the U.S., our Dunkin’ Donuts brand has historically focused on the breakfast daypart, which we define to include the portion of each day from 5:00 a.m. until 11:00 a.m. While, according to CREST® data, the compound annual growth rate for total QSR daypart visits in the U.S. grew by 1% over the five-year period ended December 31, 2015, the compound annual growth rate for QSR visits in the U.S. during the morning meal daypart was 3% over the same five-year period. There can be no assurance that such growth rates will be sustained in the future.
For the twelve months ended December 31, 2015, there were sales of over 8 billion restaurant servings of coffee in the U.S., 86% of which were attributable to the QSR segment, according to CREST® data. According to CREST®, total coffee servings at QSR have grown at a 4% compound annual rate for the five-year period ending December 31, 2015. Over the years, our Dunkin’ Donuts brand has evolved into a predominantly coffee-based concept, with approximately 58% of Dunkin’ Donuts’ U.S. franchisee-reported sales for fiscal year 2015 generated from coffee and other beverages. We believe QSRs, including Dunkin’ Donuts, are positioned to capture additional coffee market share through an increased focus on coffee offerings.
Our Baskin-Robbins brand competes primarily in QSR segment categories and subcategories that include hard-serve ice cream as well as those that include soft serve ice cream, frozen yogurt, shakes, malts, floats, and cakes. While both of our brands compete internationally, approximately 67% of Baskin-Robbins restaurants are located outside of the U.S. and represent the majority of our total international sales and points of distribution.
Competition
We compete primarily in the QSR segment of the restaurant industry and face significant competition from a wide variety of restaurants, convenience stores, and other outlets that provide consumers with coffee, baked goods, sandwiches, and ice cream on an international, national, regional, and local level. We believe that we compete based on, among other things, product quality, restaurant concept, service, convenience, value perception, and price. Our competition continues to intensify as competitors increase the breadth and depth of their product offerings, particularly during the breakfast daypart, and open new units. Although new competitors may emerge at any time due to the low barriers to entry, our competitors include: 7-Eleven, Burger King, Cold Stone Creamery, Cumberland Farms, Dairy Queen, McDonald’s, Panera Bread, Quick Trip, Starbucks, Subway, Taco Bell, Tim Hortons, WaWa, and Wendy’s, among others. Additionally, we compete with QSRs, specialty restaurants, and other retail concepts for prime restaurant locations and qualified franchisees.
Licensing
We derive licensing revenue from agreements with Dean Foods for domestic ice cream sales, with The J.M. Smucker Co. (“Smuckers”) for the sale of packaged coffee in non-franchised outlets (primarily grocery retail), and with Keurig Green Mountain, Inc. (“KGM”) and Smuckers for sale of Dunkin’ K-Cup® pods in non-franchised outlets (primarily grocery retail), as well as from other licensees. For the 52 weeks ending December 27, 2015, the Dunkin’ Donuts branded 12 oz. original blend coffee, which is distributed by Smuckers, was the #1 stock-keeping unit nationally in the premium coffee category. For the 52 weeks ending December 27, 2015, sales of our 12 oz. original blend, as expressed in total equivalent units and dollar sales, were double that of the next closest competitor. Additionally, for the four weeks ending December 27, 2015, the newly launched 10 count carton of our original blend K-Cup® pods, also distributed by Smuckers, was the #1 stock-keeping unit nationally in the K-Cup® pod category. We sold more than 150 million Dunkin’ K-Cup® pods into the grocery outlets since launch in May 2015. With the introduction of Dunkin’ K-Cup® pods into grocery outlets, more than 1.9 billion cups of Dunkin’ Donuts coffee were sold through grocery outlets during calendar year 2015.

Marketing
We coordinate domestic advertising and marketing at the national and local levels. The goals of our marketing strategy include driving comparable store sales and brand differentiation, increasing our total coffee and beverage sales, protecting and growing our morning daypart sales, and growing our afternoon daypart sales. Generally, our domestic franchisees contribute 5% of weekly gross retail sales to fund brand specific advertising funds. The funds are used for various national and local advertising campaigns including print, radio, television, online, mobile, loyalty, billboards, and sponsorships. Over the past ten years, our U.S. franchisees have invested approximately $2.5 billion on advertising to increase brand awareness and restaurant performance across both brands. Additionally, we have various pricing strategies, so that our products appeal to a broad range of customers. In August 2012, we launched the Dunkin’ Donuts mobile application for payment and gifting, which built the foundation for one-to-one marketing with our customers. In January 2014, we launched a new DD Perks® Rewards loyalty program nationally, which is fully integrated with the Dunkin’ Donuts mobile application and allows us to engage our customers in these one-to-one marketing interactions. As of December 26, 2015, our mobile application had over 16.3 million downloads and our DDPerks® Rewards loyalty program had over 4.3 million members.
The supply chain
Domestic
We do not typically supply products to our domestic franchisees. As a result, with the exception of licensing fees paid by Dean Foods on domestic ice cream sales, we do not typically derive revenues from product distribution. Our franchisees’ suppliers include Rich Products Corp., Dean Foods, The Coca-Cola Company, and KGM. In addition, our franchisees’ primary coffee roasters currently are New England Tea & Coffee Co., Inc., Mother Parkers Tea & Coffee Inc., S&D Coffee, Inc., and Massimo Zanetti Beverage USA, Inc., and their primary donut mix suppliers currently are Continental Mills and Pennant Ingredients Inc. We periodically review our relationships with licensees and approved suppliers and evaluate whether those relationships continue to be on competitive or advantageous terms for us and our franchisees.
Purchasing
Purchasing for the Dunkin’ Donuts brand is facilitated by National DCP, LLC (the “NDCP”), which is a Delaware limited liability company operated as a cooperative owned by its franchisee members. The NDCP is managed by a staff of supply chain professionals who report directly to the NDCP’s board of directors. The NDCP has approximately 1,600 employees including executive leadership, sourcing professionals, warehouse staff, and drivers. The NDCP board of directors has eight voting franchisee members, one NDCP non-voting member, and one independent non-voting member. In addition, our Chief Financial Officer is a voting member of the NDCP board. The NDCP engages in purchasing, warehousing, and distribution of food and supplies on behalf of participating restaurants and some international markets. The NDCP program provides franchisee members nationwide the benefits of scale while fostering consistent product quality across the Dunkin’ Donuts brand. We do not control the NDCP and have only limited contractual rights associated with managing that franchisee-owned purchasing and distribution cooperative.
Manufacturing of Dunkin’ Donuts bakery goods
Centralized production is another element of our supply chain that is designed to support growth for the Dunkin’ Donuts brand. Centralized manufacturing locations (“CMLs”) are franchisee-owned and -operated facilities for the centralized production of donuts and bakery goods. The CMLs deliver freshly baked products to Dunkin’ Donuts restaurants on a daily basis and are designed to provide consistent quality products while simplifying restaurant-level operations. As of December 26, 2015, there were 106 CMLs (of varying size and capacity) in the U.S. CMLs are an important part of franchise economics, and are supportive of profit building initiatives as well as protecting brand quality standards and consistency.

Certain of our Dunkin’ Donuts brand restaurants produce donuts and bakery goods on-site rather than sourcing from CMLs. Many of such restaurants, known as full producers, also supply other local Dunkin’ Donuts restaurants that do not have access to CMLs. In addition, in newer markets, Dunkin’ Donuts brand restaurants source donuts and bakery goods that are finished in restaurants. We believe that this “just baked on demand” donut manufacturing platform enables the Dunkin’ Donuts brand to more efficiently expand its restaurant base in newer markets where franchisees may not have access to a CML.
Baskin-Robbins ice cream
We outsource the manufacturing and distribution of ice cream products for the domestic Baskin-Robbins brand franchisees to Dean Foods, which strengthens our relationships with franchisees and allows us to focus on our core franchising operations.

International
Dunkin’ Donuts
International Dunkin’ Donuts franchisees are responsible for sourcing their own supplies, subject to compliance with our standards. Most also produce their own donuts following the Dunkin’ Donuts brand’s approved processes. Franchisees in some markets source donuts produced by a brand approved third party supplier. Franchisees are permitted to source coffee from a number of coffee roasters approved by the brand, including the NDCP, as well as certain approved regional and local roasters. In certain countries, our international franchisees source virtually everything locally within their market while in others our international franchisees source most of their supplies from the NDCP. Where supplies are sourced locally, we help identify and approve those suppliers. In addition, we assist our international franchisees in identifying regional and global suppliers with the goal of leveraging the purchasing volume for pricing and product continuity advantages.
Baskin-Robbins
The Baskin-Robbins manufacturing network is comprised of eighteen facilities, none of which are owned or operated by us, that supply our international markets with ice cream products. We utilize facilities owned by Dean Foods to produce ice cream products which we purchase and distribute to many of our international markets. Certain international franchisees rely on third-party-owned facilities to supply ice cream products to them, including facilities in Ireland and Canada. The Baskin-Robbins brand restaurants in India and Russia are supported by master franchisee-owned facilities in those respective countries while the restaurants in Japan and South Korea are supported by the joint venture-owned facilities located within each country.
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

Operational support
Substantially all of our executive management, finance, marketing, legal, technology, human resources, and operations support functions are conducted from our global headquarters in Canton, Massachusetts. In the United States, our franchise operations for both brands are organized into regions, each of which is headed by a regional vice president and directors of operations supported by field personnel who interact directly with the franchisees. Our international businesses are organized by region and each brand has dedicated marketing and restaurant operations support teams that work with our master licensees and joint venture partners to improve restaurant operations and restaurant-level economics. Management of a franchise restaurant is the responsibility of the franchisee, who is trained in our techniques and is responsible for ensuring that the day-to-day operations of the restaurant are in compliance with our operating standards. We have implemented a computer-based disaster recovery program to address the possibility that a natural (or other form of) disaster may impact the information technology systems located at our Canton, Massachusetts headquarters.
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
Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws regulating the offer and sale of franchises. The FTC’s franchise rule and various state laws require that we furnish a franchise disclosure document (“FDD”) containing certain information to prospective franchisees and a number of states require registration of the FDD with state authorities. We are operating under exemptions from registration in several states based on our experience and aggregate net worth. Substantive state laws that regulate the franchisor-franchisee relationship exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that the FDD for each of our Dunkin’ Donuts brand and our Baskin-Robbins brand, together with any applicable state versions or supplements, and franchising procedures, comply in all material respects with both the FTC franchise rule and all applicable state laws regulating franchising in those states in which we have offered franchises.
International
Internationally, we and our franchisees are subject to national and local laws and regulations that often are similar to those affecting us and our franchisees in the U.S., including laws and regulations concerning franchises, labor, health, sanitation, and safety. International Baskin-Robbins brand and Dunkin’ Donuts brand restaurants are also often subject to tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment. We believe that the international disclosure statements, franchise offering documents, and franchising procedures for our Baskin-Robbins brand and Dunkin’ Donuts brand comply in all material respects with the laws of the applicable countries.

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
Employees
As of December 26, 2015, excluding employees at our company-operated restaurants, we employed 1,145 people, 1,098 of whom were based in the U.S. and 47 of whom were based in other countries. Of our domestic employees, 462 worked in the field and 636 worked at our corporate headquarters or our satellite office in California. Of these employees, 199, who are almost exclusively in marketing positions, were paid by certain of our advertising funds. In addition, we employed approximately 714 people at our company-operated restaurants in the U.S. None of our employees are represented by a labor union, and we believe our relationships with our employees are healthy.
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
Incidents involving food-borne illnesses, food tampering, or food contamination involving our brands or our supply chain could create negative publicity and significantly harm our operating results
While we and our franchisees dedicate substantial resources to food safety matters to enable customers to enjoy safe, quality food products, food safety events, including instances of food-borne illness (such as salmonella or E. Coli), have occurred in the food industry in the past, and could occur in the future.

Instances or reports, whether true or not, of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during the growing, manufacturing, packaging, storing or preparation of products, have in the past severely injured the reputations of companies in the quick-service restaurant sectors and could affect us as well. Any report linking us, our franchisees or our suppliers to food-borne illnesses or food tampering, contamination, mislabeling or other food-safety issues could damage the value of our brands immediately and severely hurt sales of our products and possibly lead to product liability claims, litigation (including class actions) or other damages.
In addition, food safety incidents, whether or not involving our brands, could result in negative publicity for the industry or market segments in which we operate. Increased use of social media could create and/or amplify the effects of negative publicity. This negative publicity may reduce demand for our products and could result in a decrease in guest traffic to our restaurants as consumers shift their preferences to our competitors or to other products or food types. A decrease in traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands, our business and our stock price.
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
If we or our franchisees or licensees are unable to protect our customers’ credit card data and other personal information, we or our franchisees could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.
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
We believe that our franchisees’ sales, customer traffic, and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, and the availability of discretionary income. Our franchisees’ sales are dependent upon discretionary spending by consumers; any reduction in sales at franchised restaurants will result in lower royalty payments from franchisees to us and adversely impact our profitability. In an economic downturn our business and results of operations could be materially and adversely affected. In addition, the pace of new restaurant openings may be slowed and restaurants may be forced to close, reducing the restaurant base from which we derive royalty income.
Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness. As of December 26, 2015, we had total indebtedness of approximately $2.5 billion under our securitized debt facility, excluding $26.3 million of undrawn letters of credit and $73.7 million of unused commitments.
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
In addition, the financial and other covenants we agreed to with our lenders may limit our ability to incur additional indebtedness, make investments, and engage in other transactions, and the leverage may cause other potential lenders to be less willing to loan funds to us in the future.
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
We regard our Dunkin’ Donuts® and Baskin-Robbins® trademarks as having significant value and as being important factors in the marketing of our brands. We have also obtained trademark protection for the trademarks associated with several of our product offerings and advertising slogans, including “America Runs on Dunkin’ ® ” and “What are you Drinkin’? ® ”. We believe that these and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, patent, trademark, and other laws, such as trade secret and unfair competition laws, to protect our intellectual property from infringement, misappropriation, or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the United States and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries.
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
We are and may, in the future, become the subject of claims for infringement, misappropriation or other violation of intellectual property rights, which may or not be unfounded, from owners of intellectual property in areas where our franchisees operate or where we intend to conduct operations, including in foreign jurisdictions. Such claims could harm our image, our brands, our competitive position or our ability to expand our operations into other jurisdictions and cause us to incur significant costs related to defense or settlement. If such claims were decided against us, or a third party indemnified by us pursuant to license terms, we could be required to pay damages, develop or adopt non-infringing products or services or acquire a license to the intellectual property that is the subject of the asserted claim, which license may not be available on acceptable terms or at all. The attendant expenses could require the expenditure of additional capital, and there would be expenses associated with the defense of any infringement, misappropriation, or other third-party claims, and there could be attendant negative publicity, even if ultimately decided in our favor.
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
The restaurant industry is affected by changes in consumer tastes, national, regional, and local economic conditions, and demographic trends. For instance, if prevailing health or dietary preferences cause consumers to avoid donuts and other products we offer in favor of foods that are perceived as healthier, our franchisees’ sales would suffer, resulting in lower royalty payments to us, and our business and operating results would be harmed.
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
If coffee or milk consumption continues to increase worldwide or there is a disruption in the supply of coffee or milk due to natural disasters, political unrest, or other calamities, the global supply of these commodities may fail to meet demand. If coffee or milk demand is not met, franchisees may experience reduced sales which, in turn, would reduce our royalty income. Additionally, if milk demand is not met, we may not be able to purchase and distribute ice cream products to our international franchisees, which would reduce our sales of ice cream and other products. Such reductions in our royalty income and sales of ice cream and other products may materially and adversely affect our business and operating results.
We and our franchisees rely on computer systems to process transactions and manage our business, and a disruption or a failure of such systems or technology could harm our ability to effectively manage our business.
Network and information technology systems are integral to our business. We utilize various computer systems, including our FAST System and our EFTPay System, which are customized, web-based systems. The FAST System is the system by which our U.S. and Canadian franchisees report their weekly sales and pay their corresponding royalty fees and required advertising fund contributions. When sales are reported by a U.S. or Canadian franchisee, a withdrawal for the authorized amount is initiated from the franchisee’s bank after 12 days (from the week ending or month ending date). The FAST System is critical to our ability to accurately track sales and compute royalties due from our U.S. and Canadian franchisees. The EFTPay System is used by our U.S. and Canadian franchisees to make payments against open, non-fee invoices (i.e., all invoices except royalty and advertising funds). When a franchisee selects an invoice and submits the payment, on the following day a withdrawal for the selected amount is initiated from the franchisee’s bank. Despite the implementation of security measures, our systems, including the FAST System and the EFTPay System, are subject to damage and/or interruption as a result of power outages, computer and network failures, computer viruses and other disruptive software, security breaches, terrorist attacks, catastrophic events, and improper usage by employees. Such events could result in a material disruption in operations, a need for a costly repair, upgrade or replacement of systems, or a decrease in, or in the collection of, royalties paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations.

Interruptions in the supply of product to franchisees and licensees could adversely affect our revenues.
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved in advance. In this regard, we and our franchisees depend on a group of suppliers for ingredients, foodstuffs, beverages, and disposable serving instruments including, but not limited to, Rich Products Corp., Dean Foods Co., The Coca-Cola Company, and Silver Pail Dairy, Ltd. as well as four primary coffee roasters and two primary donut mix suppliers. In 2015, we and our franchisees purchased products from over 400 approved domestic suppliers, with approximately 12 of such suppliers providing half, based on dollar volume, of all products purchased domestically. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place to ensure continuity of supply. In addition we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees’ supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items.
The Dunkin’ Donuts system is supported domestically by the franchisee-owned purchasing and distribution cooperative known as the National Distributor Commitment Program. We have a long-term agreement with the National DCP, LLC (the “NDCP”) for the NDCP to provide substantially all of the goods needed to operate a Dunkin’ Donuts restaurant in the United States. The

NDCP also supplies some international markets. The NDCP aggregates the franchisee demand, sends requests for proposals to approved suppliers, and negotiates contracts for approved items. The NDCP also inventories the items in its seven regional distribution centers and ships products to franchisees at least one time per week. We do not control the NDCP and have only limited contractual rights under our agreement with the NDCP associated with supplier certification and quality assurance and protection of our intellectual property. While the NDCP maintains contingency plans with its approved suppliers and has a contingency plan for its own distribution function to restaurants, our franchisees bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier (including those of our international joint ventures) including, but not limited to, risks associated with contamination to food and beverage products. We have little control over such suppliers. Disruptions in these relationships may reduce franchisee sales and, in turn, our royalty income.
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
As of December 26, 2015, we had 8,423 international restaurants located in 62 foreign countries. The international operations of our franchisees may subject us to additional risks, which differ in each country in which our franchisees operate, and such risks may negatively affect our business or result in a delay in or loss of royalty income to us.
The factors impacting the international markets in which restaurants are located may include:

•	recessionary or expansive trends in international markets;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we or our international joint ventures operate;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	availability of credit for our franchisees, licensees, and our international joint ventures to finance the development of new restaurants;

•	increases in the taxes paid and other changes in applicable tax laws;

•	legal and regulatory changes and the burdens and costs of local operators’ compliance with a variety of laws, including trade restrictions and tariffs;

•	interruption of the supply of product;

•	increases in anti-American sentiment and the identification of the Dunkin’ Donuts brand and Baskin-Robbins brand as American brands;

•	political and economic instability; and

•	natural disasters, terrorist threats and/or activities, and other calamities.
Any or all of these factors may reduce distributions from our international joint ventures or other international partners and/or royalty income, which in turn may materially and adversely impact our business and operating results.

Termination of an arrangement with a master franchisee could adversely impact our revenues.
Internationally, and in limited cases domestically, we enter into relationships with “master franchisees” to develop and operate restaurants in defined geographic areas. Master franchisees are granted exclusivity rights with respect to larger territories than the typical franchisees, and in particular cases, expansion after minimum requirements are met is subject to the discretion of the master franchisee. In fiscal years 2015, 2014, and 2013, we derived approximately 14.8%, 15.7%, and 15.7%, respectively, of our total revenues from master franchisee arrangements. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay of the development of franchised restaurants, or an interruption in the operation of one of our brands in a particular market or markets. Any such delay or interruption would result in a delay in, or loss of, royalty income to us whether by way of delayed royalty income or delayed revenues from the sale of ice cream and other products by us to franchisees internationally, or reduced sales. Any interruption in operations due to the termination of an arrangement with a master franchisee similarly could result in lower revenues for us, particularly if we were to determine to close restaurants following the termination of an arrangement with a master franchisee.
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
Adverse public or medical opinions about the health effects of consuming our products, whether or not accurate, could harm our brands and our business.
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
In certain limited instances, a franchisee may be operating a restaurant pursuant to an unwritten franchise arrangement. Such circumstances may arise where a franchisee arrangement has expired and new or renewal agreements have yet to be executed or where the franchisee has developed and opened a restaurant but has failed to memorialize the franchisor-franchisee relationship in an executed agreement as of the opening date of such restaurant. In certain other limited instances, we may allow a franchisee in good standing to operate domestically pursuant to franchise arrangements which have expired in their normal course and have not yet been renewed. As of December 26, 2015, less than 1% of our restaurants were operating without a written agreement. There is a risk that either category of these franchise arrangements may not be enforceable under federal, state, or local laws and regulations prior to correction or if left uncorrected. In these instances, the franchise arrangements may be enforceable on the basis of custom and assent of performance. If the franchisee, however, were to neglect to remit royalty payments in a timely fashion, we may be unable to enforce the payment of such fees which, in turn, may materially and adversely affect our business and operating results. While we generally require franchise arrangements in foreign jurisdictions to be entered into pursuant to written franchise arrangements, subject to certain exceptions, some expired contracts, letters of intent, or oral agreements in existence may not be enforceable under local laws, which could impair our ability to collect royalty income, which in turn may materially and adversely impact our business and operating results.
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
Our franchisees are subject to various existing U.S. federal, state, local, and foreign laws affecting the operation of the restaurants including various health, sanitation, fire, and safety standards. Franchisees may in the future become subject to regulation (or further regulation) seeking to tax or regulate high-fat foods, to limit the serving size of beverages containing sugar, to ban the use of certain packaging materials (including polystyrene used in the iconic Dunkin’ Donuts cup), or requiring the display of detailed nutrition information. Each of these regulations would be costly to comply with and/or could result in reduced demand for our products.
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
The franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States and in foreign countries governing such matters as minimum-wage requirements, overtime and other working conditions, and citizenship requirements. A significant number of our franchisees’ food-service employees are paid at rates related to the U.S. federal minimum wage and applicable minimum wages in foreign jurisdictions and past increases in the U.S. federal minimum wage and foreign jurisdiction minimum wage have increased labor costs, as would future such increases. Any increases in labor costs might result in franchisees inadequately staffing restaurants. Understaffed restaurants could reduce sales at such restaurants, decrease royalty payments, and adversely affect our brands. Evolving labor and employment laws, rules and regulations could also result in increased exposure on the part of Dunkin’ Brands’ for labor and employment related liabilities that have historically been borne by franchisees.
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
Potential Conflicts with Franchisee Organizations. Although we believe our relationship with our franchisees is open and strong, the nature of the franchisor-franchisee relationship can give rise to conflict. In the U.S., our approach is collaborative in that we have established district advisory councils, regional advisory councils, and a national brand advisory council for each of the Dunkin’ Donuts brand and the Baskin-Robbins brand. The councils are comprised of franchisees, brand employees, and executives, and they meet to discuss the strengths, weaknesses, challenges, and opportunities facing the brands as well as the rollout of new products and projects. Internationally, our operations are primarily conducted through joint ventures with local licensees, so our relationships are conducted directly with our licensees rather than separate advisory committees. No material disputes with franchisee organizations exist in the United States or internationally at this time.
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

Unforeseen weather or other events, including terrorist threats or activities, may disrupt our business.
Unforeseen events, including war, terrorism, and other international, regional, or local instability or conflicts (including labor issues), embargos, public health issues (including tainted food, food-borne illnesses, food tampering, or water supply or widespread/pandemic illness such as Ebola, the avian or H1N1 flu, MERS), and natural disasters such as earthquakes, tsunamis, hurricanes, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations or that of our franchisees or suppliers; or result in political or economic instability. These events could reduce traffic in our restaurants and demand for our products; make it difficult or impossible for our franchisees to receive products from their suppliers; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our or our franchisees’ ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event or events, which in turn may materially and adversely impact our business and operating results.

Risks related to our common stock

Our stock price could be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.
Since our initial public offering in July 2011, the price of our common stock, as reported by NASDAQ, has ranged from a low of $23.24 on December 15, 2011 to a high of $56.79 on July 14, 2015. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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
As of December 26, 2015, we owned 94 properties and leased 911 locations across the U.S. and Canada, a majority of which we leased or subleased to franchisees. For fiscal year 2015, we generated 12.4%, or $100.4 million, of our total revenue from rental fees from franchisees who lease or sublease their properties from us.
The remaining balance of restaurants selling our products are situated on real property owned by franchisees or leased directly by franchisees from third-party landlords. All international restaurants (other than 11 located in Canada) are owned by licensees and their sub-franchisees or leased by licensees and their sub-franchisees directly from a third-party landlord.

Nearly 100% of Dunkin’ Donuts and Baskin-Robbins restaurants are owned and operated by franchisees. We have construction and site management personnel who oversee the construction of restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. As of December 26, 2015, there were 11,750 Dunkin’ Donuts points of distribution, operating in 41 states and the District of Columbia in the U.S. and 42 foreign countries. Baskin-Robbins points of distribution totaled 7,607, operating in 43 states and the District of Columbia in the U.S. and 47 foreign countries. All but 49 of the Dunkin’ Donuts and Baskin-Robbins points of distribution were franchisee-owned. The following table illustrates domestic and international points of distribution by brand and whether they are operated by the Company or our franchisees as of December 26, 2015.

	Franchised points of distribution	Company-operated points of distribution
Dunkin’ Donuts—US*	8,392	39
Dunkin’ Donuts—International	3,319	—
Total Dunkin’ Donuts*	11,711	39
Baskin-Robbins—US*	2,493	10
Baskin-Robbins—International	5,104	—
Total Baskin-Robbins*	7,597	10
Total US	10,885	49
Total International	8,423	—

*	Combination restaurants, as more fully described below, count as both a Dunkin’ Donuts and a Baskin-Robbins point of distribution.
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
In the U.S., Baskin-Robbins can also be found in 1,241 combination restaurants (“combos”) that also include a Dunkin’ Donuts restaurant, and are typically either free-standing or an end-cap. These combos, which we count as both a Dunkin’ Donuts and a Baskin-Robbins point of distribution, typically range from 1,400 to 3,500 square feet.
Of the 9,654 U.S. franchised locations, 86 were sites owned by the Company and leased to franchisees, 856 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. Our land or land and building leases are generally for terms of ten years to twenty years, and often have one or more five-year or ten-year renewal options. In certain lease agreements, we have the option to purchase, or the right of first refusal to purchase, the real estate. Certain leases require the payment of additional rent equal to a percentage of annual sales in excess of specified amounts.
Of the sites owned or leased by the Company in the U.S., 14 are locations that no longer have a Dunkin’ Donuts or Baskin-Robbins restaurant (“surplus properties”). Some of these surplus properties have been sublet to other parties while the remaining are currently vacant.
We have 9 surplus leased franchised restaurant properties in the U.S. We also have leased office space in Brazil, China, Dubai, and the United Kingdom.

The following table sets forth the Company’s owned and leased office and training facilities, including the approximate square footage of each facility. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

Location	Type	Owned/Leased	Approximate Sq. Ft.
Canton, MA	Office	Leased	175,000
Braintree, MA (training facility)	Office	Owned	15,000
Burbank, CA (training facility)	Office	Leased	19,000
Dubai, United Arab Emirates (regional office space)	Office	Leased	3,200
Shanghai, China (regional office spaces)	Office	Leased	1,700
Various (regional sales offices)	Office	Leased	Range of 150 to 300

Item 3.	Legal Proceedings.
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (“Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, during the first quarter of fiscal year 2015, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million resulting in an estimated liability of $18.1 million million as of December 26, 2015. The Company has sought leave to appeal with the Supreme Court of Canada in the Bertico litigation.
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

Fiscal Quarter	High	Low
2015
Fourth Quarter (13 weeks ended December 26, 2015)	$50.17	$39.29
Third Quarter (13 weeks ended September 26, 2015)	$56.79	$46.50
Second Quarter (13 weeks ended June 27, 2015)	$55.60	$46.89
First Quarter (13 weeks ended March 28, 2015)	$48.69	$41.72

2014
Fourth Quarter (13 weeks ended December 27, 2014)	$49.00	$41.55
Third Quarter (13 weeks ended September 27, 2014)	$47.94	$40.50
Second Quarter (13 weeks ended June 28, 2014)	$50.99	$43.18
First Quarter (13 weeks ended March 29, 2014)	$53.05	$45.43
On February 17, 2016, we had 875 holders of record of our common stock.

Dividend policy
During fiscal years 2015 and 2014, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2015:
First quarter	$0.265	$25,688	March 18, 2015
Second quarter	$0.265	$25,127	June 17, 2015
Third quarter	$0.265	$25,197	September 2, 2015
Fourth quarter	$0.265	$24,504	December 2, 2015

Fiscal year 2014:
First quarter	$0.23	$24,520	March 19, 2014
Second quarter	$0.23	$24,239	June 4, 2014
Third quarter	$0.23	$23,997	September 3, 2014
Fourth quarter	$0.23	$24,019	December 3, 2014

On February 4, 2016, we announced that our board of directors approved an increase to the next quarterly dividend to $0.30 per share of common stock payable March 16, 2016.

We currently anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and certain other factors. There can be no assurance as to the amount of free cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of our board of directors.
Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended December 26, 2015 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
09/27/15 - 10/24/15	2,527,167	$39.57	2,527,167	$75,007,402
10/25/15 - 11/28/15	—	—	—	75,007,402
11/29/15 - 12/26/15	—	—	—	75,007,402
Total	2,527,167	$39.57	2,527,167
On January 26, 2015, our board of directors approved a share repurchase program of up to $700.0 million of outstanding shares of our common stock. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. On February 4, 2016, our board of directors increased the availability under the existing share repurchase program to $200.0 million of outstanding shares of our common stock. This repurchase authorization expires two years from the date of such increase.
On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the "October ASR Agreement") with a third-party financial institution. Pursuant to the terms of the October ASR Agreement, the Company paid the financial institution $125.0 million from cash on hand and received an initial delivery of 2,527,167 shares of the Company’s common stock in October 2015, representing an estimate of 80% of the total shares expected to be delivered under the October ASR Agreement. Upon the final settlement of the October ASR Agreement, subsequent to fiscal year 2015, the Company received an additional delivery of 483,913 shares of its common stock based on a weighted average cost per share of $41.51 over the term of the October ASR Agreement.
On February 4, 2016, the Company entered into an accelerated share repurchase agreement (the "February 2016 ASR Agreement") with a third-party financial institution. Pursuant to the terms of the February 2016 ASR Agreement, the Company paid the financial institution $30.0 million from cash on hand and received an initial delivery of 553,506 shares of the Company’s common stock on February 9, 2016, representing an estimate of 80% of the total shares expected to be delivered under the February 2016 ASR Agreement. At settlement, the financial institution may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the financial institution. Final settlement of the February 2016 ASR Agreement is expected to be completed in the first quarter of fiscal year 2016.
Securities authorized for issuance under our equity compensation plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	5,528,611	$34.69	6,698,945
Equity compensation plans not approved by security holders	—	—	—
TOTAL	5,528,611	$34.69	6,698,945
(1)Consists of 5,369,199 shares issuable upon exercise of outstanding options and 159,412 shares issuable upon vesting of outstanding restricted stock units under approved plans.

(2)The weighted-average exercise price takes into account 159,412 shares under approved plans issuable upon vesting of outstanding restricted stock units, which have no exercise price. The weighted average exercise price solely with respect to stock options outstanding under the approved plans is $35.72.
(3)Consists of 6,198,945 shares remaining available for issuance under the Company's 2015 Omnibus Long-Term Incentive Plan and 500,000 shares remaining available for issuance under the Company's employee stock purchase plan.

Performance Graph
The following graph depicts the total return to shareholders from July 27, 2011, the date our common stock became listed on the NASDAQ Global Select Market, through December 26, 2015, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on July 27, 2011 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	7/27/2011	12/31/2011	12/29/2012	12/28/2013	12/27/2014	12/26/2015
Dunkin’ Brands Group, Inc. (DNKN)	$100.00	$99.92	$132.02	$198.43	$179.51	$183.49
S&P 500	$100.00	$94.42	$105.29	$138.25	$156.83	$154.74
S&P Consumer Discretionary	$100.00	$95.65	$114.27	$163.04	$177.64	$193.22

Item 6.	Selected Financial Data.
The following table sets forth our selected historical consolidated financial and other data, and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected historical financial data has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. The data in the following table related to adjusted operating income, adjusted net income, points of distribution, comparable store sales growth, franchisee-reported sales, company-operated POD sales by brand, and systemwide sales growth are unaudited for all periods presented. The data for fiscal year 2011 reflects the results of operations for a 53-week period. All other periods presented reflect the results of operations for 52-week periods.

	Fiscal Year
	2015	2014	2013	2012	2011
	($ in thousands, except per share data)
Consolidated Statements of Operations Data:
Franchise fees and royalty income	$513,222	482,329	453,976	418,940	398,474
Rental income	100,422	97,663	96,082	96,816	92,145
Sales of ice cream and other products(1)	115,252	117,484	112,276	94,659	100,068
Sales at company-operated restaurants	28,340	22,206	24,976	22,922	12,154
Other revenues(1)	53,697	29,027	26,530	24,844	25,357
Total revenues	810,933	748,709	713,840	658,181	628,198
Amortization of intangible assets	24,688	25,760	26,943	26,943	28,025
Other operating costs and expenses(2)(3)	426,363	406,775	409,688	416,469	392,448
Total operating costs and expenses	451,051	432,535	436,631	443,412	420,473
Net income (loss) of equity method investments(4)	(41,745)	14,846	18,370	22,351	(3,475)
Other operating income, net	1,430	7,838	9,157	2,309	1,059
Operating income	319,567	338,858	304,736	239,429	205,309
Interest expense, net	(96,341)	(67,824)	(79,831)	(73,488)	(104,449)
Loss on debt extinguishment and refinancing transactions	(20,554)	(13,735)	(5,018)	(3,963)	(34,222)
Other gains (losses), net	(1,084)	(1,566)	(1,799)	23	175
Income before income taxes	201,588	255,733	218,088	162,001	66,813
Net income attributable to Dunkin’ Brands	$105,227	176,357	146,903	108,308	34,442
Earnings (loss) per share:
Class L—basic and diluted	n/a	n/a	n/a	n/a	6.14
Common—basic	$1.10	1.67	1.38	0.94	(1.41)
Common—diluted	1.08	1.65	1.36	0.93	(1.41)

	Fiscal Year
	2015	2014	2013	2012	2011
	($ in thousands, except per share data or as otherwise noted)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and restricted cash	$333,115	208,358	257,238	252,985	246,984
Total assets(5)	3,197,119	3,124,400	3,172,653	3,153,568	3,150,234
Total debt(5)(6)	2,453,643	1,807,556	1,811,798	1,832,581	1,445,848
Total liabilities(5)	3,417,862	2,749,450	2,760,365	2,803,593	2,404,298
Total stockholders’ equity (deficit)	(220,743)	367,959	407,358	349,975	745,936
Other Financial Data:
Capital expenditures	$30,246	23,638	31,099	22,398	18,596
Adjusted operating income(7)	400,477	365,956	340,396	307,157	270,740
Adjusted net income(7)	187,893	186,113	165,761	149,700	101,744
Points of Distribution(8):
Dunkin’ Donuts U.S.	8,431	8,082	7,677	7,306	7,015
Dunkin’ Donuts International	3,319	3,228	3,181	3,043	2,871
Baskin-Robbins U.S.	2,503	2,484	2,467	2,463	2,493
Baskin-Robbins International	5,104	5,068	4,833	4,556	4,217
Total points of distribution	19,357	18,862	18,158	17,368	16,596
Comparable Store Sales Growth (Decline):
Dunkin’ Donuts U.S.(9)	1.4%	1.7%	3.3%	4.1%	5.1%
Dunkin’ Donuts International(10)	0.5%	(2.0)%	(0.4)%	2.0%	n/a
Baskin-Robbins U.S.(9)	6.1%	4.9%	1.0%	4.0%	0.6%
Baskin-Robbins International(10)	(1.9)%	(1.2)%	1.9%	2.8%	n/a
Franchisee-Reported Sales ($ in millions)(11):
Dunkin’ Donuts U.S.	$7,595.8	7,154.2	6,717.5	6,242.0	5,919.2
Dunkin’ Donuts International	678.4	701.8	683.6	663.2	636.7
Baskin-Robbins U.S.	582.3	543.1	513.3	509.3	501.7
Baskin-Robbins International	1,284.7	1,352.2	1,362.0	1,356.8	1,286.3
Total franchisee-reported sales	$10,141.2	9,751.3	9,276.4	8,771.3	8,343.9
Company-Operated POD Sales ($ in millions)(12):
Dunkin’ Donuts U.S.	$26.9	21.3	24.6	22.2	11.6
Baskin-Robbins U.S.	1.4	0.9	0.4	0.7	0.5
Systemwide Sales Growth (Decline)(13):
Dunkin’ Donuts U.S.	6.2%	6.4%	7.6%	5.6%	9.4%
Dunkin’ Donuts International	(3.3)%	2.7%	3.1%	4.2%	9.1%
Baskin-Robbins U.S.	7.3%	5.9%	0.7%	1.5%	0.2%
Baskin-Robbins International	(5.0)%	(0.7)%	0.4%	5.5%	11.7%
Total systemwide sales growth	4.1%	5.1%	5.8%	5.2%	9.1%

(1)
Sales of ice cream and other products includes sales of products sold to Dunkin' Donuts International franchisees that have historically been included in other revenues. Sales from these transactions were reclassified for all prior periods presented to conform to the current period presentation.

(2)	Includes management fees paid to our former private equity owners of $16.4 million for fiscal year 2011, under a management agreement, which was terminated in connection with our IPO.

(3)
Fiscal year 2012 includes a $20.7 million incremental legal reserve recorded in the second quarter related to the Quebec Superior Court’s ruling in the Bertico litigation, in which the Court found for the Plaintiffs and issued a judgment against Dunkin’ Brands in the amount of approximately C$16.4 million, plus costs and interest. Fiscal year 2015 includes a net reduction to legal reserves for the Bertico litigation and related matters of $2.8 million, as a result of the Quebec Court of Appeals (Montreal) ruling to reduce the damages assessed against the Company in the Bertico litigation from approximately C$16.4 million to approximately C$10.9 million, plus costs and interest.

(4)	Fiscal years 2015 and 2011 include impairments of our equity method investments in Japan and South Korea joint ventures of $54.3 million and $19.8 million, respectively.

(5)
As a result of the adoption of new accounting standards, deferred income tax assets that have historically been included in current assets have been reclassified to other assets and long-term liabilities. Additionally, debt issuance costs that have historically been included in long-term assets have been reclassified to long-term debt. All prior periods presented have been revised to conform to the current period presentation.

(6)
Includes capital lease obligations of $8.0 million, $8.1 million, $7.4 million, $7.6 million, and $5.2 million as of December 26, 2015, December 27, 2014, December 28, 2013, December 29, 2012, and December 31, 2011, respectively.

(7)
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, impairment of joint ventures, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Fiscal Year
	2015	2014	2013	2012	2011
	(Unaudited, $ in thousands)
Operating income	$319,567	338,858	304,736	239,429	205,309
Adjustments:
Amortization of other intangible assets	24,688	25,760	26,943	26,943	28,025
Long-lived asset impairment charges	623	1,484	563	1,278	2,060
Third-party product volume guarantee	—	(300)	7,500	—	—
Sponsor termination fee	—	—	—	—	14,671
Secondary offering costs	—	—	—	4,783	1,899
Peterborough plant closure(a)	4,075	—	654	14,044	—
Transaction costs(b)	424	154	—	—	—
Japan joint venture impairment, net(c)	53,853	—	—	—	—
South Korea joint venture impairment, net(d)	—	—	—	—	18,776
Bertico litigation(e)	(2,753)	—	—	20,680	—
Adjusted operating income	$400,477	365,956	340,396	307,157	270,740
Net income attributable to Dunkin’ Brands	$105,227	176,357	146,903	108,308	34,442
Adjustments:
Amortization of other intangible assets	24,688	25,760	26,943	26,943	28,025
Long-lived asset impairment charges	623	1,484	563	1,278	2,060
Third-party product volume guarantee	—	(300)	7,500	—	—
Sponsor termination fee	—	—	—	—	14,671
Secondary offering costs	—	—	—	4,783	1,899
Peterborough plant closure(a)	4,075	—	654	14,044	—
Transaction costs(b)	424	154	—	—	—
Japan joint venture impairment, net(c)	53,853	—	—	—	—
South Korea joint venture impairment, net(d)	—	—	—	—	18,776
Bertico litigation(e)	(2,753)	—	—	20,680	—
Loss on debt extinguishment and refinancing transactions	20,554	13,735	5,018	3,963	34,222
Tax impact of adjustments, excluding Bertico litigation(f)	(19,044)	(16,333)	(16,271)	(20,404)	(32,351)
Tax impact of Bertico adjustment(g)	—	—	—	(3,980)	—
Income tax audit settlements(h)	—	(6,717)	(8,417)	(10,514)	—
Tax impact of legal entity conversion(i)	246	(8,541)	—	—	—
State tax apportionment(j)	—	514	2,868	4,599	—
Adjusted net income	$187,893	186,113	165,761	149,700	101,744

(a)
For fiscal year 2012, the adjustment includes $3.4 million of severance and other payroll-related costs, $4.2 million of accelerated depreciation, $2.7 million of incremental costs of ice cream products, and $1.6 million of other transition-related costs incurred related to the closure of the Baskin-Robbins ice cream manufacturing plant in Peterborough, Canada. The amount for fiscal year 2012 also reflects the one-time delay in revenue recognition, net of related cost of ice cream and other products, related to the shift in manufacturing to Dean Foods of $2.1 million. For fiscal year 2013, the adjustment represents transition-related general and administrative costs incurred related to the plant closure, such as information technology integration, project management, and transportation costs. For fiscal year 2015, the adjustment represents costs incurred related to the final settlement of the Canadian pension plan as a result of the plant closure.

(b)	Represents non-capitalizable costs incurred in connection with obtaining a new securitized financing facility, which was completed in January 2015.

(c)
Amount consists of an other-than-temporary impairment of the investment in the Japan joint venture of $54.3 million, less a reduction in depreciation and amortization of $0.4 million resulting from the allocation of the impairment charge to the underlying long-lived assets of the joint venture.

(d)
Amount consists of an other-than-temporary impairment of the investment in the South Korea joint venture of $19.8 million, less a reduction in depreciation and amortization of $1.0 million resulting from the allocation of the impairment charge to the underlying intangible and long-lived assets of the joint venture.

(e)
For fiscal year 2012, the adjustment represents the incremental legal reserve recorded in the second quarter of 2012 related to the Quebec Superior Court’s ruling in the Bertico litigation, in which the Court found for the Plaintiffs and issued a judgment against Dunkin’ Brands in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest. The adjustment for fiscal year 2015 represents the net reduction to legal reserves for the Bertico litigation and related matters of $2.8 million, as a result of the Quebec Court of Appeals (Montreal) ruling to reduce the damages assessed against the Company in the Bertico litigation from approximately C$16.4 million to approximately C$10.9 million, plus costs and interest.

(f)
Tax impact of adjustments calculated at a 40% effective tax rate for each period presented, excluding the Japan and South Korea joint venture impairments as there was no tax impact related to those charges and the Bertico litigation adjustment for which the tax impact is calculated separately.

(g)	Tax impact of Bertico litigation adjustment calculated as if the incremental reserve had not been recorded, considering statutory tax rates and deductibility.

(h)
Represents income tax benefits resulting from the settlement of historical tax positions settled during the prior period, primarily related to the accounting for the acquisition of the Company by private equity firms in 2006.

(i)	Represents the net tax impact of converting Dunkin’ Brands Canada Ltd. to Dunkin’ Brands Canada ULC.

(j)	Represents tax expense recognized due to an increase in our overall state tax rate for a shift in the apportionment of income to certain state jurisdictions.

(8)	Represents period end points of distribution.

(9)
Represents the growth in average weekly sales for franchisee- and company-operated restaurants that have been open at least 78 weeks (approximately 18 months) that have reported sales in the current and comparable prior year week. Previously, U.S. comparable store sales growth were calculated including only sales from franchisee- and company-operated restaurants that had been open at least 54 weeks and that had reported sales in the current and comparable prior year week. Comparable store sales growth for Dunkin’ Donuts U.S. and Baskin-Robbins U.S. for all prior periods presented have been revised to include only those restaurants that have been open at least 78 weeks to conform to the current period calculation.

(10)
Represents the growth in local currency average weekly sales for franchisee-operated restaurants, including joint ventures, that have been open at least 54 weeks and that have reported sales in the current and comparable prior year week. International comparable store sales growth has not been revised at this time to include only sales from restaurants that have been open at least 78 weeks, similar to the U.S., given that store-level sales information resides on multiple, non-uniform systems owned and controlled by our international partners. Comparable store sales growth data was not available for our international segments until fiscal year 2012.

(11)
Franchisee-reported sales include sales at franchisee-operated restaurants, including joint ventures. While we do not record sales by franchisees or licensees as revenue and such sales are not included in our consolidated financial statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe franchisee-reported sales information aids in understanding how we derive royalty revenue and in evaluating our performance relative to competitors.

(12)	Company-operated POD sales include sales at restaurants majority owned or operated by Dunkin’ Brands.

(13)
Systemwide sales growth represents the percentage change in sales at both franchisee- and company-operated restaurants from the comparable period of the prior year. Changes in systemwide sales are driven by changes in average comparable store sales and changes in the number of restaurants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the selected financial data and the audited financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results and involves numerous risks and uncertainties. Generally these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should” or “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk factors” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.

Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 19,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of December 26, 2015, Dunkin’ Donuts had 11,750 global points of distribution with restaurants in 41 U.S. states and the District of Columbia and in 42 foreign countries. Baskin-Robbins had 7,607 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 47 foreign countries.
We are organized into four reporting segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We generate revenue from five primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) rental income from restaurant properties that we lease or sublease to franchisees, (iii) sales of ice cream and other products to franchisees in certain international markets, (iv) retail store revenue at our company-operated restaurants, and (v) other income including fees for the licensing of our brands for products sold in non-franchised outlets, the licensing of the right to manufacture Baskin-Robbins ice cream products sold to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees.
Approximately 63% of our revenue for fiscal year 2015 was derived from royalty income and franchise fees. Rental income from franchisees that lease or sublease their properties from us accounted for 12% of our revenue for fiscal year 2015. An additional 14% of our revenue for fiscal year 2015 was generated from sales of ice cream and other products to franchisees in certain international markets. The balance of our revenue for fiscal year 2015 consisted of revenue from our company-operated restaurants, license fees on products sold in non-franchised outlets, license fees on sales of ice cream and other products to Baskin-Robbins franchisees in the U.S., refranchising gains, transfer fees from franchisees, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 49 company-operated points of distribution as of December 26, 2015, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For fiscal year 2015, franchisee contributions to the U.S. advertising funds were $400.6 million.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2015, 2014, and 2013 reflect the results of operations for the 52-week periods ending on December 26, 2015, December 27, 2014, and December 28, 2013, respectively.
Selected operating and financial highlights

	Fiscal year
	2015	2014	2013
Systemwide sales growth	4.1%	5.1%	5.8%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.(1)	1.4%	1.7%	3.3%
Dunkin’ Donuts International	0.5%	(2.0)%	(0.4)%
Baskin-Robbins U.S.(1)	6.1%	4.9%	1.0%
Baskin-Robbins International	(1.9)%	(1.2)%	1.9%
Total revenues	$810,933	748,709	713,840
Operating income	319,567	338,858	304,736
Adjusted operating income	400,477	365,956	340,396
Net income attributable to Dunkin’ Brands	105,227	176,357	146,903
Adjusted net income	187,893	186,113	165,761

(1)
Comparable store sales growth for Dunkin’ Donuts U.S. and Baskin-Robbins U.S. for fiscal years 2014 and 2013 have been revised to include only those restaurants that have been open at least 78 weeks (approximately 18 months) to conform to the current period calculation, whereas previously reported figures included only those restaurants that were open at least 54 weeks (approximately 12 months).

Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, impairments of investments in joint ventures, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. See note 7 to “Selected Financial Data” for reconciliations of operating income and net income determined under GAAP to adjusted operating income and adjusted net income, respectively.
Fiscal year 2015 compared to fiscal year 2014
Overall growth in systemwide sales of 4.1% for fiscal year 2015, resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 6.2%, which was the result of 349 net new restaurants opened in fiscal year 2015 and comparable store sales growth of 1.4%. The increase in comparable store sales was driven by an increase in average ticket, which was favorably impacted by pricing and unfavorably impacted by product mix, offset by a decline in traffic. The growth in average ticket was led by sales of beverages, including iced coffee and espresso, and donuts. In-restaurant K-Cup® sales had a negative impact on comparable store sales.

•
Dunkin’ Donuts International systemwide sales decline of 3.3% as a result of sales decreases in South Korea and Colombia, offset by sales increases in the Middle East, Asia, and Europe. Sales in South Korea, Europe, South America, and Asia were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for fiscal year 2015 increased by approximately 5%. Dunkin’ Donuts International comparable store sales increased 0.5% driven primarily by increases in Asia, South America, and the Middle East, offset by declines in Europe and South Korea.

•
Baskin-Robbins U.S. systemwide sales growth of 7.3% resulting primarily from comparable store sales growth of 6.1%. Baskin-Robbins U.S. comparable store sales growth was driven by increased sales of cups and cones, beverages, desserts, and sundaes, as well as increased sales of cakes stimulated by strong year-over-year growth of online cake ordering. Comparable store sales growth was driven by increases in both traffic and ticket.

•
Baskin-Robbins International systemwide sales decline of 5.0%, driven by sales declines in Japan, South Korea, Europe, and Puerto Rico, offset by sales growth in the Middle East and Asia. Sales in all regions were negatively impacted by unfavorable foreign exchange rates, most notably Japan and South Korea. On a constant currency basis, systemwide sales for fiscal year 2015 increased by approximately 4%. Baskin-Robbins International comparable store sales declined 1.9% driven primarily by declines in Japan and South Korea, offset by growth in the Middle East.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the fiscal years ended December 26, 2015 and December 27, 2014 were as follows:

	December 26, 2015	December 27, 2014
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,431	8,082
Dunkin’ Donuts International	3,319	3,228
Baskin-Robbins U.S.	2,503	2,484
Baskin-Robbins International	5,104	5,068
Consolidated global points of distribution	19,357	18,862

	Fiscal year ended
	December 26, 2015	December 27, 2014
Net openings, during the period:
Dunkin’ Donuts U.S.(1)	349	405
Dunkin’ Donuts International	91	47
Baskin-Robbins U.S.	19	17
Baskin-Robbins International	36	235
Consolidated global net openings	495	704

(1)	Net openings for Dunkin' Donuts U.S. for fiscal year 2015 reflect the previously-announced closing of 81 self-serve coffee stations within Speedway locations.
The increase in total revenues of $62.2 million, or 8.3%, for fiscal year 2015 resulted primarily from a $30.9 million increase in franchise fees and royalty income driven by the increase in Dunkin’ Donuts U.S. systemwide sales and additional franchise fees due to favorable development mix and additional gross development, and an increase in other revenues of $24.7 million, due primarily to licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement. Also contributing to the increase in revenues for fiscal year 2015 was an increase in sales at company-operated restaurants of $6.1 million, driven by a net increase in the number of company-operated restaurants.
Operating income decreased $19.3 million, or 5.7%, for fiscal year 2015 driven by a $54.3 million impairment of our investment in the Japan joint venture ("Japan JV"), an increase in general and administrative expenses driven primarily by incremental incentive compensation accruals, an increase in share-based compensation, and costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012. Also contributing to the decrease in operating income was a decrease in other operating income due to the timing of the sale of real estate and a gain recognized in the prior year in connection with the sale of company-operated restaurants in the Atlanta market. These items were offset by the increase in franchise fees and royalty income, licensing fees earned from the sale of Dunkin’ K-Cup® pods, and an increase in ice cream margin.
Adjusted operating income increased $34.5 million, or 9.4%, for fiscal year 2015 driven by the increases in franchise fees and royalty income, licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement, and ice cream margin. The increases in revenues and ice cream margin were offset by an increase in general and administrative expenses, net, driven primarily by incremental incentive compensation accruals and share-based compensation, and a decrease in other operating income due to the timing of the sale of real estate and a gain recognized in the prior year in connection with the sale of company-operated restaurants in the Atlanta market.
Net income attributable to Dunkin’ Brands decreased $71.1 million, or 40.3%, for fiscal year 2015 as a result of the $19.3 million decrease in operating income, a $28.5 million increase in net interest expense driven by additional borrowings incurred in conjunction with the securitization refinancing transaction completed during January 2015, a $16.2 million increase in income tax expense as the prior year was favorably impacted by tax benefits resulting from a restructuring of our Canadian subsidiaries, and a $6.8 million increase in loss on debt extinguishment and refinancing transactions.
Adjusted net income increased $1.8 million, or 1.0%, for fiscal year 2015 resulting primarily from a $34.5 million increase in adjusted operating income, offset by the $28.5 million increase in net interest expense and a $3.9 million increase in income tax expense.

Fiscal year 2014 compared to fiscal year 2013
Overall growth in systemwide sales of 5.1% for fiscal year 2014, resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 6.4%, which was the result of comparable store sales growth of 1.7% driven by both increased average ticket and transaction counts, as well as net development of 405 restaurants in 2014. The increase in average ticket was driven by an increase in units per transaction.

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

•
Baskin-Robbins U.S. systemwide sales growth of 5.9% resulting primarily from comparable store sales growth of 4.9%. Baskin-Robbins U.S. comparable store sales growth was driven by increased sales of cups and cones, desserts, beverages, and take-home ice cream quarts. Additionally, online cake ordering continued to drive cake category growth.

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
The increase in total revenues of $34.9 million, or 4.9%, for fiscal year 2014 resulted primarily from a $28.4 million increase in franchise fees and royalty income driven by the increase in Dunkin’ Donuts U.S. systemwide sales and additional franchise fees due to favorable development mix and additional gross development. Additionally, sales of ice cream and other products increased by $5.2 million due primarily to additional sales of ice cream and other products in the Middle East and Europe, offset by a decline in sales to our Australian joint venture, due primarily to the sale of all ice cream and other products inventory on hand in fiscal year 2013 in conjunction with the sale of 80% of our Baskin-Robbins Australia business.
Operating income and adjusted operating income increased $34.1 million, or 11.2%, and $25.6 million, or 7.5%, respectively, for fiscal year 2014 driven by the $28.4 million increase in franchise fees and royalty income. Also contributing to the increases in operating and adjusted operating income were gains recognized in connection with the sale of real estate and a gain recognized in connection with the sale of all company-operated restaurants in the Atlanta market in fiscal year 2014. These increases were offset by a $6.3 million gain related to the sale of 80% of our Baskin-Robbins Australia business recorded in fiscal year 2013, additional breakage income, net of gift card program costs, of $5.4 million on unredeemed Dunkin’ Donuts gift card balances recorded in fiscal year 2013, and a decrease in net income of equity method investments primarily from our Japan and South Korea joint ventures in fiscal year 2014. Also contributing to the growth in operating income for fiscal year 2014 was a $7.5 million charge related to a third-party product volume guarantee recorded in the prior year.
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
Earnings per share
Earnings per common share and adjusted earnings per common share were as follows:

	Fiscal year
	2015	2014	2013
Earnings per share:
Common – basic	$1.10	1.67	1.38
Common – diluted	1.08	1.65	1.36
Diluted adjusted earnings per share	1.93	1.74	1.53
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Fiscal year
	2015	2014	2013
Adjusted net income	$187,893	186,113	165,761
Weighted average number of common shares–diluted	97,131,674	106,705,778	108,217,011
Diluted adjusted earnings per share	$1.93	1.74	1.53
Results of operations
Fiscal year 2015 compared to fiscal year 2014
Consolidated results of operations

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$513,222	482,329	30,893	6.4%
Rental income	100,422	97,663	2,759	2.8%
Sales of ice cream and other products(1)	115,252	117,484	(2,232)	(1.9)%
Sales at company-operated restaurants	28,340	22,206	6,134	27.6%
Other revenues(1)	53,697	29,027	24,670	85.0%
Total revenues	$810,933	748,709	62,224	8.3%

(1)
Sales of Dunkin’ Donuts products in certain international markets that have historically been included in other revenues are now included in sales of ice cream and other products. Sales from these transactions for the prior year have been reclassified to conform to the current year presentation.

Total revenues increased $62.2 million, or 8.3%, in fiscal year 2015, driven by an increase in franchise fees and royalty income of $30.9 million, or 6.4%, primarily as a result of Dunkin’ Donuts U.S. systemwide sales growth and additional franchise fees due to favorable development mix and additional gross development, as well as an increase in other revenues of $24.7 million. The increase in other revenues was driven by licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and increased licensing fees earned from ice cream sales by our third-party ice cream manufacturer, as well as a settlement reached with a master licensee, which resulted in the recovery of prior period royalty income and franchise fees. Also contributing to the increase in revenues was an increase in sales at company-operated restaurants of $6.1 million driven by a net increase in the number of company-operated restaurants. An increase in rental income of $2.8 million, driven by increases in average rent per lease, sales-based rental income, and the number of leases was offset by a decline in sales of ice cream and other products of $2.2 million.

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$54,611	53,395	1,216	2.3%
Cost of ice cream and other products(1)	76,877	83,129	(6,252)	(7.5)%
Company-operated restaurant expenses	29,900	22,687	7,213	31.8%
General and administrative expenses, net(1)	243,796	226,301	17,495	7.7%
Depreciation and amortization	45,244	45,539	(295)	(0.6)%
Long-lived asset impairment charges	623	1,484	(861)	(58.0)%
Total operating costs and expenses	$451,051	432,535	18,516	4.3%
Net income (loss) of equity method investments	(41,745)	14,846	(56,591)	n/m
Other operating income, net	1,430	7,838	(6,408)	(81.8)%
Operating income	$319,567	338,858	(19,291)	(5.7)%

(1)
Costs of Dunkin’ Donuts products sold in certain international markets that have historically been included in general and administrative expenses, net and are now included in cost of ice cream and other products. Costs from these transactions for the prior year have been reclassified to conform to the current year presentation.

Occupancy expenses for franchised restaurants for fiscal year 2015 increased $1.2 million, or 2.3%, from the prior fiscal year driven primarily by an increase in average rent per lease and an increase in sales-based rental expense.
Net margin on ice cream products increased for fiscal year 2015 to $38.4 million as a decrease in commodity costs, increase in pricing, and favorable foreign exchange rates more than offset the decrease in sales volume.
Company-operated restaurant expenses increased $7.2 million, or 31.8%, from the prior year primarily as a result of a net increase in the number of company-operated restaurants operating during the year.
General and administrative expenses increased $17.5 million, or 7.7%, in fiscal year 2015 due primarily to an increase in personnel costs, driven primarily by incremental incentive compensation accruals, an increase in share-based compensation, and costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012. Also contributing to the increase in general and administrative expenses was an increase in costs incurred to support our consumer packaged goods and international businesses.
Depreciation and amortization decreased $0.3 million in fiscal year 2015 resulting primarily from a decrease in amortization due to intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases, offset by an increase in depreciation due to the addition of depreciable assets.
The decrease in long-lived asset impairment charges in fiscal year 2015 of $0.9 million was driven primarily by the timing of lease terminations, which resulted in the write-off of favorable lease intangible assets and leasehold improvements.
Net income (loss) of equity method investments decreased $56.6 million in fiscal year 2015 driven by an impairment of our investment in the Japan JV of $54.3 million. The Japan JV impairment resulted from an other-than-temporary decline in the value of our investment as a result of various factors including the continued declines in the operating performance of the joint venture and reduced future expectations of the Baskin-Robbins business in Japan, as well as an announced reconsideration of the amount of semi-annual dividend payments by the Japan JV in the fourth quarter (see note 6 to the consolidated financial statements included herein for further discussion). Also contributing to the decrease were unfavorable results from our Japan JV compared to the prior fiscal year and the impact of unfavorable foreign exchange rates on net income of our South Korea joint venture.
Other operating income, net includes gains recognized in connection with the sale of real estate and fluctuates based on the timing of such transactions. Additionally, other operating income, net of $7.8 million for fiscal year 2014 included a gain recognized in connection with the sale of the company-operated restaurants in the Atlanta market.

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Interest expense, net	$96,341	67,824	28,517	42.0%
Loss on debt extinguishment and refinancing transactions	20,554	13,735	6,819	49.6%
Other losses, net	1,084	1,566	(482)	(30.8)%
Total other expense	$117,979	83,125	34,854	41.9%
The increase in net interest expense for fiscal year 2015 of $28.5 million was driven primarily by the securitization refinancing transaction that occurred in January 2015, which resulted in additional borrowings and an increase in the weighted average interest rate, as well as an increase in amortization of capitalized debt issuance costs compared to the prior fiscal year.
The loss on debt extinguishment and refinancing transactions for fiscal year 2015 of $20.6 million resulted from the January 2015 securitization refinancing transaction. The loss on debt extinguishment and refinancing transactions for fiscal year 2014 of $13.7 million resulted from the February 2014 refinancing transaction.
The decrease in other losses, net, for fiscal year 2015 was driven primarily by foreign exchange losses due primarily to fluctuations in the U.S. dollar against the Australian dollar and the pound sterling.

	Fiscal year
	2015	2014
	(In thousands, except percentages)
Income before income taxes	$201,588	255,733
Provision for income taxes	96,359	80,170
Effective tax rate	47.8%	31.3%
The increased effective tax rate for fiscal year 2015 resulted primarily from the impairment of our investment in the Japan JV, which reduced income before income taxes but for which there is no corresponding tax benefit. The impact of the impairment of our investment in the Japan JV was approximately 10% on the overall effective tax rate for fiscal year 2015.
The effective tax rate for fiscal year 2014 was lower than normal primarily as a result of the net reversal of approximately $7.0 million of reserves for uncertain tax positions for which settlement with taxing authorities was reached during the year or were otherwise deemed effectively settled. Additionally, the effective tax rate for fiscal year 2014 reflects a net tax benefit of $8.5 million related to the restructuring of our Canadian subsidiaries, which included a legal entity conversion of Dunkin’ Brands Canada, Ltd. to a British Columbia unlimited liability company.
Operating segments
We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments includes net income of equity method investments, except for other-than-temporary impairment charges and the related reduction in depreciation, net of tax, on the underlying long-lived assets.
For reconciliations to total revenues and income before income taxes, see note 12 to our consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, and revenues from the sale of Dunkin’ Donuts products in certain international markets, all of which are not allocated to a specific segment.
Dunkin’ Donuts U.S.

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Royalty income	$413,692	387,826	25,866	6.7%
Franchise fees	42,503	37,388	5,115	13.7%
Rental income	96,827	93,703	3,124	3.3%
Sales at company-operated restaurants	28,340	22,206	6,134	27.6%
Other revenues	9,700	7,574	2,126	28.1%
Total revenues	$591,062	548,697	42,365	7.7%
Segment profit	$430,068	403,591	26,477	6.6%
The increase in Dunkin’ Donuts U.S. revenues for fiscal year 2015 was driven primarily by an increase in royalty income of $25.9 million as a result of an increase in systemwide sales, as well as an increase in sales at company-operated restaurants of $6.1 million due to a net increase in the number of company-operated restaurants operating during the year. Also contributing to revenue growth were increases in franchise fees of $5.1 million due to favorable development mix and additional gross development, rental income of $3.1 million driven primarily by increases in average rent per lease, sales-based rental income, and the number of leases, as well as an increase in other revenues of $2.1 million.
The increase in Dunkin’ Donuts U.S. segment profit for fiscal year 2015 was driven primarily by the increases in royalty income, franchise fees, and other revenues, as well as a reduction in bad debt expense. These increases in segment profit were offset by gains recognized in the prior fiscal year in connection with the sale of the company-operated restaurants in Atlanta and other real estate, as well as increases in personnel and travel costs in the current year.
Dunkin’ Donuts International

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Royalty income	$15,658	15,383	275	1.8%
Franchise fees	5,017	4,430	587	13.3%
Rental income	13	110	(97)	(88.2)%
Other revenues	2,285	(56)	2,341	n/m
Total revenues	$22,973	19,867	3,106	15.6%
Segment profit	$12,713	12,103	610	5.0%
The increase in Dunkin’ Donuts International revenues for fiscal year 2015 resulted primarily from an increase in other revenues of $2.3 million due primarily to a settlement reached with a master licensee resulting in the recovery of prior period royalty income and franchise fees, as well as increases in franchise fees of $0.6 million driven by development in new markets and royalty income of $0.3 million.
The increase in Dunkin’ Donuts International segment profit for fiscal year 2015 was driven primarily by revenue growth, offset by increases in general and administrative expenses, driven by increased personnel costs, investments in international markets, and bad debt, as well as a decrease in net income from our South Korea joint venture.

Baskin-Robbins U.S.

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Royalty income	$28,348	27,015	1,333	4.9%
Franchise fees	871	935	(64)	(6.8)%
Rental income	2,989	3,250	(261)	(8.0)%
Sales of ice cream and other products	2,093	4,018	(1,925)	(47.9)%
Other revenues	10,918	7,940	2,978	37.5%
Total revenues	$45,219	43,158	2,061	4.8%
Segment profit	$28,726	27,496	1,230	4.5%
The increase in Baskin-Robbins U.S. revenues for fiscal year 2015 was due primarily to an increase in other revenues of $3.0 million, driven by an increase in licensing income, and an increase in royalty income of $1.3 million due to an increase in systemwide sales, offset by a decrease in sales of ice cream and other products of $1.9 million. The fluctuations in licensing income and sales of ice cream and other products can be attributed to a shift in certain franchisees now purchasing ice cream directly from our third-party ice cream manufacturer.
Baskin-Robbins U.S. segment profit for fiscal year 2015 increased primarily as a result of the increases in other revenues and royalty income, offset by increases in general and administrative expenses due primarily to expenses incurred related to brand-building activities and increased personnel costs.
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Royalty income	$6,261	7,850	(1,589)	(20.2)%
Franchise fees	872	1,502	(630)	(41.9)%
Rental income	475	516	(41)	(7.9)%
Sales of ice cream and other products	110,968	112,155	(1,187)	(1.1)%
Other revenues	421	433	(12)	(2.8)%
Total revenues	$118,997	122,456	(3,459)	(2.8)%
Segment profit	$39,797	42,792	(2,995)	(7.0)%
The decrease in Baskin-Robbins International revenues for fiscal year 2015 was due to decreases of $1.6 million in royalty income, which was driven by a decrease in royalty income earned on ice cream sales in Russia and the negative impact of unfavorable foreign exchange rates, $1.2 million of sales of ice cream and other products, due primarily to a decline in sales to Australia, and a decrease in franchise fees.
Baskin-Robbins International segment profit decreased $3.0 million for fiscal year 2015 due primarily to the decreases in royalty income and franchise fees, and an increase in general and administrative expenses driven primarily by an increase in bad debt expense. Also contributing to the decrease in segment profit were unfavorable results from our Japan JV compared to the prior fiscal year and the impact of unfavorable foreign exchange rates on net income of our South Korea joint venture. These decreases in segment profit were offset by an increase in net margin on ice cream. A decrease in commodity costs, increase in pricing, and favorable foreign exchange rates more than offset the decrease in sales volume, resulting in an increase in net ice cream margin.

Fiscal year 2014 compared to fiscal year 2013
Consolidated results of operations

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$482,329	453,976	28,353	6.2%
Rental income	97,663	96,082	1,581	1.6%
Sales of ice cream and other products(1)	117,484	112,276	5,208	4.6%
Sales at company-operated restaurants	22,206	24,976	(2,770)	(11.1)%
Other revenues(1)	29,027	26,530	2,497	9.4%
Total revenues	$748,709	713,840	34,869	4.9%

(1)
Sales of Dunkin’ Donuts products in certain international markets that have historically been included in other revenues are now included in sales of ice cream and other products. Sales from these transactions for the prior year have been reclassified to conform to the current year presentation.

Total revenues increased $34.9 million, or 4.9%, in fiscal year 2014, driven by an increase in franchise fees and royalty income of $28.4 million, or 6.2%, primarily as a result of Dunkin’ Donuts U.S. systemwide sales growth and additional franchise fees due to favorable development mix and additional gross development. Sales of ice cream and other products increased $5.2 million due primarily to increases in sales of ice cream and other products in the Middle East and Europe, offset by a decline in sales to our Australian joint venture, due primarily to the sale of all ice cream and other products inventory on hand in fiscal year 2013 in conjunction with the sale of 80% of our Baskin-Robbins Australia business. Additionally, other revenues increased $2.5 million as a result of increases in licensing income and refranchising gains. These increases were offset by a decline in sales at company-operated restaurants of $2.8 million as a result of a net decrease in the number of company-operated restaurants operating during the year, primarily in the Atlanta market.

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$53,395	$52,097	1,298	2.5%
Cost of ice cream and other products(1)	83,129	79,278	3,851	4.9%
Company-operated restaurant expenses	22,687	24,480	(1,793)	(7.3)%
General and administrative expenses, net(1)	226,301	230,847	(4,546)	(2.0)%
Depreciation and amortization	45,539	49,366	(3,827)	(7.8)%
Impairment charges	1,484	563	921	163.6%
Total operating costs and expenses	$432,535	436,631	(4,096)	(0.9)%
Net income of equity method investments	14,846	18,370	(3,524)	(19.2)%
Other operating income, net	7,838	9,157	(1,319)	(14.4)%
Operating income	$338,858	304,736	34,122	11.2%

(1)
Costs of Dunkin’ Donuts products sold in certain international markets that have historically been included in general and administrative expenses, net and are now included in cost of ice cream and other products. Costs from these transactions for the prior year have been reclassified to conform to the current year presentation.

Occupancy expenses for franchised restaurants for fiscal year 2014 increased $1.3 million from the prior year driven primarily by an increase in average rent per lease and an increase in sales-based rental expense. The increase in occupancy expenses for franchised restaurants was consistent with the increase in rental income.
Net margin on ice cream and other products increased slightly for fiscal year 2014 to $34.4 million driven by the favorable impact of Australia inventory write-offs recorded in fiscal year 2013, as well as an increase in sales volume, offset by an increase in commodity costs.
Company-operated restaurant expenses decreased $1.8 million, or 7.3%, from the prior year primarily as a result of a net decrease in the number of company-operated restaurants operating during the year, primarily in the Atlanta market.

General and administrative expenses decreased $4.5 million, or 2.0%, in fiscal year 2014 driven primarily by a $7.5 million charge recorded in the prior year related to a third-party product volume guarantee, offset by additional breakage income, net of gift card program costs, recorded in fiscal year 2013 of $5.4 million on unredeemed Dunkin’ Donuts gift card balances. The balance of the fluctuation in general and administrative expenses is due primarily to favorable litigation settlements, offset by an increase in personnel costs, inclusive of additional share-based compensation expense and a reduction in incentive compensation payouts.
Depreciation and amortization decreased $3.8 million in fiscal year 2014 resulting primarily from assets becoming fully depreciated and assets being written-off upon disposal, as well as a reduction of depreciation on leasehold improvements at the Company’s corporate headquarters due to the extension of the lease term.
The increase in long-lived asset impairment charges in fiscal year 2014 of $0.9 million was driven by the impairment of corporate assets and the timing of lease terminations in the ordinary course, which results in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments decreased $3.5 million in fiscal year 2014 driven by a decrease in income from our Japan and South Korea joint ventures, offset by a $0.9 million impairment of our investment in, as well as losses incurred by, the Dunkin’ Donuts Spain joint venture in fiscal year 2013.
Other operating income, net includes gains recognized in connection with the sale of real estate and fluctuates based on the timing of such transactions. Additionally, other operating income, net of $7.8 million for fiscal year 2014 includes a gain recognized in connection with the sale of the company-operated restaurants in the Atlanta market. Other operating income, net, of $9.2 million for fiscal year 2013 includes gains recognized on the sale of 80% of our Baskin-Robbins Australia business, as well as income recognized upon receipt of insurance proceeds related to Hurricane Sandy.

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Interest expense, net	$67,824	79,831	(12,007)	(15.0)%
Loss on debt extinguishment and refinancing transactions	13,735	5,018	8,717	173.7%
Other losses, net	1,566	1,799	(233)	(13.0)%
Total other expense	$83,125	86,648	(3,523)	(4.1)%
The decrease in net interest expense for fiscal year 2014 of $12.0 million resulted primarily from the refinancing transaction that occurred in February 2014, which resulted in a decrease in the weighted average interest rate on the long-term debt compared to the prior year and a decrease in amortization of capitalized debt issuance costs and original issue discount.
The loss on debt extinguishment and refinancing transactions for fiscal year 2014 of $13.7 million resulted from the February 2014 refinancing transaction. The loss on debt extinguishment and refinancing transactions for fiscal year 2013 of $5.0 million resulted from the February 2013 refinancing transaction.
The decrease in other losses, net, for fiscal year 2014 was driven primarily by foreign exchange gains and losses due primarily to fluctuations in the U.S. dollar against the Australian dollar and the pound sterling.

	Fiscal year
	2014	2013
	(In thousands, except percentages)
Income before income taxes	$255,733	218,088
Provision for income taxes	80,170	71,784
Effective tax rate	31.3%	32.9%
The effective tax rate for fiscal year 2014 was lower than normal primarily as a result of the net reversal of approximately $7.0 million of reserves for uncertain tax positions for which settlement with taxing authorities was reached during fiscal year 2014 or were otherwise deemed effectively settled. Additionally, the effective tax rate for fiscal year 2014 reflects a net tax benefit of $8.5 million related to the restructuring of our Canadian subsidiaries, which included a legal entity conversion of Dunkin’ Brands Canada, Ltd. to a British Columbia unlimited liability company.
The effective tax rate for fiscal year 2013 was favorably impacted by the net reversal of approximately $8.4 million of reserves for uncertain tax positions for which settlement with the taxing authorities was reached in fiscal year 2014.

Operating segments
Dunkin’ Donuts U.S.

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Royalty income	$387,826	$362,342	25,484	7.0%
Franchise fees	37,388	36,192	1,196	3.3%
Rental income	93,703	91,918	1,785	1.9%
Sales at company-operated restaurants	22,206	24,976	(2,770)	(11.1)%
Other revenues	7,574	5,751	1,823	31.7%
Total revenues	$548,697	521,179	27,518	5.3%
Segment profit	$403,591	374,435	29,156	7.8%
The increase in Dunkin’ Donuts U.S. revenues for fiscal year 2014 was driven primarily by an increase in royalty income of $25.5 million as a result of an increase in systemwide sales, as well as an increase in other revenues of $1.8 million driven partially by refranchising gains. Additionally, rental income increased $1.8 million due to an increase in average rent per lease, as well as the reversal of lease-related liabilities as a result of lease terminations. These increases in revenues were offset by a decrease in sales at company-operated restaurants of $2.8 million due to a net decrease in the number of company-operated restaurants operating during fiscal year 2014, primarily in the Atlanta market.
The increase in Dunkin’ Donuts U.S. segment profit for fiscal year 2014 was driven primarily by increases in royalty income and gains recognized in connection with the sale of the company-operated restaurants in Atlanta and other real estate, as well as an increase in other revenues. The increases in segment profit were partially offset by increases in personnel costs and additional bad debt reserves.
Dunkin’ Donuts International

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Royalty income	$15,383	$14,249	1,134	8.0%
Franchise fees	4,430	3,531	899	25.5%
Rental income	110	133	(23)	(17.3)%
Other revenues	(56)	403	(459)	n/m
Total revenues	$19,867	18,316	1,551	8.5%
Segment profit	$12,103	$7,453	4,650	62.4%
The increase in Dunkin’ Donuts International revenues for fiscal year 2014 resulted primarily from an increase in royalty income of $1.1 million, driven by an increase in systemwide sales, and in increase in franchise fees of $0.9 million due to openings in existing and new international markets, offset by income recognized in connection with the termination of development agreements in Asia in fiscal year 2013. The increases in royalty income and franchise fees were offset by a decline in other revenues due to a decline in transfer fee income.
The increase in Dunkin’ Donuts International segment profit for fiscal year 2014 was driven primarily by $3.7 million in write-downs related to our investments in the Dunkin’ Donuts Spain joint venture recorded in fiscal year 2013, as well as revenue growth. Also contributing to the increase in segment profit was a partial recovery of the previously-reserved notes receivable from our Spain joint venture, as well as losses incurred from our Spain joint venture in fiscal year 2013. The increases in segment profit were offset by additional investments in marketing.

Baskin-Robbins U.S.

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Royalty income	$27,015	25,728	1,287	5.0%
Franchise fees	935	1,160	(225)	(19.4)%
Rental income	3,250	3,420	(170)	(5.0)%
Sales of ice cream and other products	4,018	3,808	210	5.5%
Other revenues	7,940	8,036	(96)	(1.2)%
Total revenues	$43,158	42,152	1,006	2.4%
Segment profit	$27,496	26,608	888	3.3%

The increase in Baskin-Robbins U.S. revenues for fiscal year 2014 was driven primarily by an increase in royalty income of $1.3 million due to an increase in systemwide sales, as well as an increase in sales of ice cream and other products of $0.2 million. The increases in revenues were offset by decreases in franchise fees of $0.2 million and rental income of $0.2 million.
Baskin-Robbins U.S. segment profit for fiscal year 2014 increased primarily as a result of the increase in royalty income, offset by the decrease in franchise fees and additional breakage income of $0.5 million recorded in fiscal year 2013 related to unredeemed gift certificate balances.
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2014	2013	$	%
	(In thousands, except percentages)
Royalty income	$7,850	9,109	(1,259)	(13.8)%
Franchise fees	1,502	1,665	(163)	(9.8)%
Rental income	516	535	(19)	(3.6)%
Sales of ice cream and other products	112,155	108,435	3,720	3.4%
Other revenues	433	589	(156)	(26.5)%
Total revenues	$122,456	120,333	2,123	1.8%
Segment profit	$42,792	54,237	(11,445)	(21.1)%
The increase in Baskin-Robbins International revenues for fiscal year 2014 was driven by a $3.7 million increase in sales of ice cream and other products, due primarily to increases in sales of ice cream and other products in the Middle East and Europe, offset by a decline in sales to our Australian joint venture, due primarily to the sale of all ice cream and other products inventory on hand in fiscal year 2013 in conjunction with the sale of 80% of our Baskin-Robbins Australia business. Offsetting the increase in sales of ice cream and other products was a decrease in royalty income of $1.3 million due primarily to a decline in Australia, where following the sale of 80% of our Baskin-Robbins Australia business, the Company no longer earns royalties.
Baskin-Robbins International segment profit decreased $11.4 million for fiscal year 2014 due primarily to a $6.3 million gain recognized on the sale of the Baskin-Robbins Australia business in fiscal year 2013 and the decrease in royalty income. Additionally contributing to the decline in segment profit was a decrease in income from our Japan JV, as well as increases in advertising and personnel costs, partially offset by an increase in ice cream margin. The ice cream margin for fiscal year 2014 as compared to fiscal year 2013 was favorably impacted by Australia inventory write-offs recorded in fiscal year 2013, as well as an increase in sales volume, offset by an increase in commodity costs.
Liquidity and capital resources
As of December 26, 2015, we held $260.4 million of cash and cash equivalents and $71.9 million of short-term restricted cash under our securitized financing facility. Included in cash and cash equivalents is $148.6 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liability (see note 10 to the consolidated financial statements included herein). In addition, as of December 26, 2015, we had a borrowing capacity of $73.7 million under our $100.0 million Variable Funding Notes (as defined below).
Free cash flow
During fiscal year 2015, net cash provided by operating activities was $185.6 million, as compared to net cash provided by operating activities of $199.3 million for fiscal year 2014. Net cash provided by operating activities for fiscal years 2015 and 2014 includes net cash inflows of $12.3 million and $8.8 million, respectively, related to advertising funds and gift card/certificate programs. Net cash provided by operating activities for fiscal year 2015 includes the net funding of restricted cash accounts of $65.7 million, which represents cash restricted in accordance with our securitized financing facility and will be used for operating activities such as to pay interest and real estate obligations. Excluding cash held for advertising funds and reserved for gift card/certificate programs and excluding the fluctuation in restricted cash, we generated $203.4 million and $176.4 million of free cash flow during fiscal years 2015 and 2014, respectively.
The increase in free cash flow from fiscal year 2014 to 2015 was due primarily to the increase in pre-tax income, excluding non-cash items, a reduction in incentive compensation payments, and the payment of a third-party product volume guarantee in the prior fiscal year. Offsetting these increases in free cash flow were reduced proceeds from the sale of real estate and company-operated restaurants as compared to the prior fiscal year, the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, and increases in cash paid for income taxes and capital expenditures.
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
Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Fiscal year
	2015	2014
Net cash provided by operating activities	$185,566	199,323
Less: Increase in cash held for advertising funds and gift card/certificate programs	(12,335)	(8,781)
Plus: Increase in restricted cash	65,673	—
Less: Net cash used in investing activities	(35,467)	(14,104)
Free cash flow, excluding cash held for advertising funds and gift card/certificate programs	$203,437	176,438
Operating, investing, and financing cash flows
Net cash provided by operating activities was $185.6 million during fiscal year 2015, as compared to $199.3 million in fiscal year 2014. The $13.8 million decline in operating cash flows was driven primarily by the funding of restricted cash accounts of $65.7 million in accordance with the requirements of our new securitized debt structure, as well as the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, and an increase in cash paid for income taxes. Offsetting these declines was an increase in pre-tax income, excluding non-cash items, a reduction in incentive compensation payments, the payment of a third-party product volume guarantee in the prior fiscal year, and favorable cash flows related to our gift card program due primarily to the timing of holidays and our fiscal year end.
Net cash used in investing activities was $35.5 million during fiscal year 2015, as compared to $14.1 million in fiscal year 2014. The $21.4 million increase in net cash used in investing activities was driven primarily by reduced proceeds received from the sale of real estate and company-operated restaurants of $11.7 million, as well as incremental additions to property and equipment of $6.6 million.
Net cash used in financing activities was $96.9 million during fiscal year 2015, as compared to $233.4 million in fiscal year 2014. The $136.5 million decrease in net cash used in financing activities was driven primarily by the favorable impact of debt-related activities of $638.3 million, resulting from proceeds from the issuance of long-term debt, net of debt repayment, payment of debt issuance and other debt-related costs, and funding of restricted cash accounts. Offsetting the favorable impact of debt-related activities was incremental cash used for repurchases of common stock of $494.9 million.
Borrowing capacity
Our securitized financing facility included original aggregate borrowings of approximately $2.60 billion, consisting of $2.50 billion Class A-2 Notes (as defined below) and $100.0 million of Variable Funding Notes (as defined below) which were undrawn at closing. As of December 26, 2015, there was approximately $2.48 billion of total principal outstanding on the Class A-2 Notes, while there was $73.7 million in available commitments under the Variable Funding Notes as $26.3 million of letters of credit were outstanding.
On January 26, 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of Dunkin’ Brands Group, Inc. (“DBGI”), entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer also issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allows the Master Issuer to borrow up to $100.0 million on a revolving basis. The Variable Funding Notes may also be used to issue letters of credit. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). Principal amortization repayments, payable quarterly, are required on the Class A-2-I Notes and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year through the respective Anticipated Repayment Dates. No principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. If the Class A-2 Notes have not been repaid in full by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service, may also cause a rapid amortization event.
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
In connection with the January 2015 securitization refinancing, our board of directors authorized a new program to repurchase up to an aggregate of $700.0 million of our outstanding common stock within the next two years. In February 2015, we entered into an accelerated share repurchase agreement (the “February 2015 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the February 2015 ASR Agreement, we paid the financial institution $400.0 million in cash and received a delivery of 8,226,297 shares based on a weighted average cost per share of $48.62 over the term of the agreement.
In October 2015, we entered into a $125.0 million accelerated share repurchase agreement (the “October ASR Agreement”) with a financial institution. Pursuant to the terms of the October ASR Agreement, we paid the financial institution $125.0 million from cash on hand and received an initial delivery of 2,527,167 shares, representing an estimate of 80% of the total shares expected to be delivered under the October ASR Agreement. At settlement, the financial institution may be required to deliver additional shares of common stock to us or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment to the financial institution. Upon the final settlement of the October ASR Agreement, subsequent to fiscal year 2015, we received an additional delivery of 483,913 shares of its common stock based on a weighted average cost per share of $41.51 over the term of the October ASR agreement.
Additionally, during the fiscal year 2015 we used $100.0 million to repurchase shares in the open market.
In February 2016, our board of directors increased the availability under the existing share repurchase program to $200.0 million of outstanding shares of our common stock. This repurchase authorization expires two years from the date of such increase. In February 2016, we entered into an accelerated share repurchase agreement (the “February 2016 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the February 2016 ASR Agreement, we paid the financial institution $30.0 million from cash on hand and received an initial delivery of 553,506 shares, representing an estimate of 80% of the total shares expected to be delivered under the February 2016 ASR Agreement. At settlement, the financial institution may be required to deliver additional shares of common stock to us or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the financial institution. Final settlement of the February 2016 ASR Agreement is expected to be completed in the first quarter of fiscal year 2016.
In order to assess our current debt levels, including servicing our long-term debt, and our ability to take on additional borrowings, we monitor a leverage ratio of our long-term debt, net of cash (“Net Debt”), to adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). This leverage ratio, and the related Net Debt and Adjusted EBITDA measures used to compute it are non-GAAP measures, and our use of the terms Net Debt and Adjusted EBITDA may vary from other companies, including those in our industry, due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Net Debt reflects the gross principal amount outstanding under our securitized financing facility and capital lease obligations, less short-term cash, cash equivalents, and restricted cash, excluding cash reserved for gift card/certificate programs. Adjusted EBITDA is defined in our securitized financing facility as net income before interest, taxes, depreciation and amortization, and impairment charges, as adjusted for certain items that are summarized in the table below. Net Debt should not be considered as an alternative to debt, total liabilities, or any other obligations derived in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Net Debt, Adjusted EBITDA, and the related leverage ratio have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. However, we believe that presenting Net Debt, Adjusted EBITDA and the related leverage ratio are appropriate to provide additional information to investors to demonstrate our current debt levels and ability to take on additional borrowings.
As of December 26, 2015, we had a Net Debt to Adjusted EBITDA ratio of 5.2 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the fiscal year ending December 26, 2015, respectively (in thousands):

December 26, 2015
Principal outstanding under Class A-2 Notes	$2,481,250
Total capital lease obligations	8,043
Less: cash and cash equivalents	(260,430)
Less: restricted cash, current	(71,917)
Plus: cash held for gift card/certificate programs	142,548
Net Debt	$2,299,494

Fiscal year 2015
Net income including noncontrolling interests	$105,229
Interest expense	96,765
Income tax expense	96,359
Depreciation and amortization	45,244
Impairment charges	623
Japan joint venture impairment, net(a)	54,300
EBITDA	398,520
Adjustments:
Non-cash adjustments(b)	12,402
Loss on debt extinguishment and refinancing transactions(c)	20,554
Other(d)	8,525
Total adjustments	41,481
Adjusted EBITDA	$440,001

(a)	Represents an impairment of our investment in the Japan JV. See note 6 to the consolidated financial statements included herein.

(b)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

(c)	Represents transaction costs associated with the refinancing and repayment of long-term debt, including fees paid to third parties and the write-off of debt issuance costs and original issue discount.

(d)
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
Off balance sheet obligations
In limited instances, we issue guarantees to financial institutions so that our franchisees can obtain financing with terms of approximately three to ten years for various business purposes. We recognize a liability and offsetting asset for the fair value of such guarantees. The fair value of a guarantee is based on historical default rates of our total guaranteed loan pool. We monitor the financial condition of our franchisees and record provisions for estimated losses on guaranteed liabilities of our franchisees if we believe that our franchisees are unable to make their required payments. As of December 26, 2015, if all of our outstanding guarantees of third-party franchisee financing obligations came due simultaneously, we would be liable for approximately $2.0 million. As of December 26, 2015, there were no amounts under such guarantees that were due. We generally have cross-default provisions with these franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under such loans. We believe these cross-default provisions significantly reduce the risk that we would not be able to recover the amount of required payments under these guarantees and, historically, we have not incurred significant losses under these guarantees due to defaults by our franchisees.
We have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in us being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 26, 2015, we were contingently liable under such supply chain agreements for approximately $157.8 million. We assess the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we have determined no reserves are necessary related to these commitments as of December 26, 2015.
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of December 26, 2015, the potential amount of undiscounted payments we could be required to make in the event of nonpayment by the primary lessee was $3.7 million. Our franchisees are the primary lessees under the majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, and we have not recorded a liability for such contingent liabilities.
Contractual obligations
The following table sets forth our contractual obligations as of December 26, 2015:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$2,982.7	119.2	235.6	896.9	1,731.0
Capital lease obligations	16.4	1.4	2.9	2.4	9.7
Operating lease obligations	678.5	56.8	112.4	104.5	404.8
Short and long-term obligations(2)	0.4	0.4	—	—	—
Total(3)(4)(5)	$3,678.0	177.8	350.9	1,003.8	2,145.5

(1)
Amounts include mandatory principal payments on long-term debt, as well as estimated interest of $94.2 million, $185.6 million, $140.1 million, and $81.6 million for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Amounts due under the Indenture are reflected through the anticipated repayment dates as described further above in “Liquidity and capital resources.”

(2)
Amounts include obligations to former employees under severance agreements. Excluded from these amounts are any payments that may be required related to pending litigation, such as the Bertico matter more fully described in note 17(d) to our consolidated financial statements included herein, as the amount and timing of cash requirements, if any, are uncertain. Additionally, liabilities to employees and former employees under deferred compensation arrangements totaling $9.1 million are excluded from the table above, as timing of payment is uncertain.

(3)
We have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in our being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 26, 2015, we were contingently liable under such supply chain agreements for approximately $157.8 million, and considering various factors including internal forecasts, prior history, and ability to extend contract terms, no accrual was required related to these supply chain commitments. Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(4)
We are guarantors of and are contingently liable for certain lease arrangements primarily as the result of our assigning our interest. As of December 26, 2015, we were contingently liable for $3.7 million under these guarantees, which are discussed further above in “Off balance sheet obligations.” Additionally, in certain cases, we issue guarantees to financial institutions so that franchisees can obtain financing. If all outstanding guarantees, which are discussed further below in “Critical accounting policies,” came due as of December 26, 2015, we would be liable for approximately $2.0 million. Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(5)
Income tax liabilities for uncertain tax positions, gift card/certificate liabilities, and liabilities to various advertising funds are excluded from the table above as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 26, 2015, we had a liability for uncertain tax positions, including accrued interest and penalties thereon, of $4.0 million. As of December 26, 2015, we had a gift card/certificate liability of $176.1 million and a gift card breakage liability of $24.0 million (see note 2(v) to our consolidated financial statements included herein). As of December 26, 2015, we had a net payable of $11.6 million to various advertising funds.

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
Revenue recognition
Initial franchise fee revenue is recognized upon substantial completion of the services required of us as stated in the franchise agreement, which is generally upon opening of the respective restaurant. Fees collected in advance are deferred until earned. Royalty income is based on a percentage of franchisee gross sales and is recognized when earned, which occurs at the franchisees’ point of sale. Renewal fees are recognized when a renewal agreement with a franchisee becomes effective. Rental income for base rentals is recorded on a straight-line basis over the lease term. Contingent rent is recognized as earned, and any amounts received from lessees in advance of achieving stipulated thresholds are deferred until such threshold is actually achieved. Revenue from the sale of ice cream is recognized when title and risk of loss transfers to the buyer, which is generally upon delivery. Licensing fees are recognized when earned, which is generally upon sale of the underlying products by the licensees. Retail store revenues at company-operated restaurants are recognized when payment is tendered at the point of sale, net of sales tax and other sales-related taxes. Gains on the refranchise or sale of a restaurant are recognized when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at risk equity, and we are satisfied that the buyer can meet its financial obligations to us.
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
In limited instances, we issue guarantees to financial institutions so that our franchisees can obtain financing with terms of approximately three to ten years for various business purposes. We recognize a liability and offsetting asset for the fair value of such guarantees. The fair value of a guarantee is based on historical default rates of our total guaranteed loan pool. We monitor the financial condition of our franchisees and record provisions for estimated losses on guaranteed liabilities of our franchisees if we believe that our franchisees are unable to make their required payments. As of December 26, 2015, if all of our outstanding guarantees of franchisee financing obligations came due simultaneously, we would be liable for approximately $2.0 million. As of December 26, 2015, we had recorded an immaterial amount of reserves for such guarantees. We generally have cross-default provisions with these franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under such loans. We believe these cross-default provisions significantly reduce the risk that we would not be able to recover the amount of required payments under these guarantees and, historically, we have not incurred significant losses under these guarantees due to defaults by our franchisees.
Impairment of equity method investments
We evaluate our equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the fair value of the investment. If a loss in value has occurred and is deemed to be other than temporary, an impairment loss is recorded. We review several factors to determine whether a loss has occurred that is other than temporary, including absence of an ability to recover the carrying amount of the investment, the length and extent of the fair value decline, and the financial condition and future prospects of the investee.
As more fully described in note 6 to the consolidated financial statements included herein, we recorded an impairment of our investment in the Japan JV in the fourth quarter of fiscal year 2015 of $54.3 million, resulting in a carrying value of our investment in the Japan JV of approximately $8.7 million as of December 26, 2015. The fair value of the investment was determined with the assistance of a third-party valuation specialist using a combination of market and income approaches to valuation. Although public shareholders do hold a minority stake in the Japan JV, it was determined that the public stock price was not indicative of fair value. This determination was based primarily on the limited trading volumes of the Japan JV’s shares relative to other more liquid securities, the lack of market reaction to the sustained underperformance of the Japan JV and other public disclosures, and the unsupportable implied valuation multiples of the public stock price relative to peer companies and the Japan JV’s historical valuation multiples.
In performing the valuation, the market-based approach was based on multiples of the Japan JV’s historical and projected earnings before interest, taxes, depreciation, and amortization (“EBITDA”) utilizing trading multiples of a selected peer group of companies. The income approach utilized the discounted cash flow method, which determined enterprise value based on the present value of estimated future net cash flows the Japan JV is expected to generate over a forecasted three-year period plus the present value of estimated cash flows beyond that period based on a level of growth in perpetuity. These two approaches were then weighted equally to determine a single total equity value. The significant assumptions underlying the market-based approach were the EBITDA multiples applied of between 5.5x and 6.0x. The significant assumptions underlying the income approach were the discount rate applied of 11.6% and the EBITDA perpetuity growth rate of 5.0%.
The impairment of our investment in the Japan JV is reflected as a reduction to the Company’s equity method investments in the consolidated balance sheet as of December 26, 2015. As the Company had previously recorded a step-up in the basis of our investment in the Japan JV comprising amortizable franchise rights and nonamortizable goodwill, the impairment was first allocated to fully impair these investor-level assets. The remaining impairment was recorded to the underlying assets of the Japan JV by fully impairing the underlying property, plant, and equipment, net of any related tax impact, with any residual impairment allocated ratably to other non-financial long-term assets.
Impairment of goodwill and other intangible assets
Goodwill and trade names (“indefinite-lived intangibles”) have been assigned to our reporting units, which are also our operating segments, for purposes of impairment testing. All of our reporting units have indefinite-lived intangibles associated with them.
We evaluate the remaining useful life of our trade names to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite-lived intangible assets are tested for impairment annually. We first assess qualitative factors to determine whether it is more likely than not that a trade name is impaired. In the event we were to determine that the carrying value of a trade name would more likely than not exceed its fair value, quantitative testing would be performed. Quantitative testing consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. For goodwill, we first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed which consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. We have selected the first day of our fiscal third quarter as the date on which to perform our annual impairment test for all indefinite-lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangibles has been impaired. No impairment of indefinite-lived intangible assets was recorded during fiscal years 2015, 2014, or 2013.
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
As a result of the impairment of our investment in the Japan JV, we assessed if there was any impairment of intangible assets within the Baskin-Robbins International reporting unit, and concluded such assets were not impaired.
Income taxes
Our major tax jurisdictions subject to income tax are the U.S. and Canada. The majority of our U.S. legal entities are limited liability companies (“LLCs”), which are single member entities that are treated as disregarded entities and included as part of DBGI in a consolidated federal income tax return. We also have subsidiaries in foreign jurisdictions that file separate tax returns in their respective countries and local jurisdictions, as required. In addition to Canada, the foreign jurisdictions that our subsidiaries file tax returns include the United Kingdom, Australia, Spain, China, Brazil, and Germany. Additionally, we have a foreign subsidiary located in Dubai within the United Arab Emirates, for which no income tax return is required to be filed. The current income tax liabilities for our foreign subsidiaries are calculated on a stand-alone basis. The current federal tax liability for each entity included in our consolidated federal income tax return is calculated on a stand-alone basis, including foreign taxes, for which a separate company foreign tax credit is calculated in lieu of a deduction for foreign withholding taxes paid. As a matter of course, we are regularly audited by federal, state, and foreign tax authorities.
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
Recently Issued Accounting Standards
In November 2015, the Financial Accounting Standards Board (the “FASB”) issued new guidance to simplify the presentation of deferred income taxes, which requires that deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The guidance does not change the existing guidance which prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. Based on the effective date for all public companies, this guidance is effective for us in fiscal year 2017, and early adoption is permitted. The guidance may be applied either prospectively or retrospectively to all periods presented. We retrospectively adopted this guidance as of December 26, 2015, which resulted in a reclassification of $49.2 million of current deferred tax assets to other assets and other long-term liabilities of $7.7 million and $41.5 million, respectively, in the consolidated balance sheet as of December 27, 2014. The adoption of this guidance did not have any impact in our consolidated statements of operations or cash flows.
In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums, instead of as an asset. Based on the effective date for all public companies, this guidance is effective for us in fiscal year 2016, and early adoption is permitted. The guidance may be applied prospectively or retrospectively to all periods presented. We retrospectively adopted this guidance as of December 26, 2015, which resulted in a reclassification of debt issuance costs of $11.5 million from other assets to long-term debt, net in the consolidated balance sheet, resulting in a corresponding reduction in total assets and total long-term liabilities as of December 27, 2014. The adoption of this guidance did not have any impact in our consolidated statements of operations or cash flows.
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued new guidance to defer the mandatory effective date by one year and permit early adoption but not before the original effective date. As a result, this guidance is now effective for us in fiscal year 2018 with early adoption permitted in fiscal year 2017. We expect to adopt this new standard in fiscal year 2018 and are currently evaluating the impact the adoption of this new standard will have in our accounting policies, consolidated financial statements, and related disclosures, and have not yet selected a transition method.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Foreign exchange risk
We are subject to inherent risks attributed to operating in a global economy. Most of our revenues, costs and debts are denominated in U.S. dollars. However, royalty income from our international franchisees is payable in U.S. dollars, and is generally based on a percentage of franchisee gross sales denominated in the foreign currency of the country in which the point of distribution is located, and is therefore subject to foreign currency fluctuations. Additionally, our investments in, and equity income from, joint ventures are denominated in foreign currencies, and are therefore also subject to foreign currency fluctuations. For fiscal year 2015, a 5% change in foreign currencies relative to the U.S. dollar would have had an approximately $1.1 million impact on international royalty income and an approximately $0.6 million impact on equity in net income of joint ventures. Additionally, a 5% change in foreign currencies as of December 26, 2015 would have had a $5.3 million impact on the carrying value of our investments in joint ventures. In the future, we may consider the use of derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dunkin’ Brands Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 26, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dunkin’ Brands Group, Inc. and subsidiaries as of December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 2(x) to the consolidated financial statements, the Company has changed its method of accounting for deferred income taxes and debt issuance costs as of December 26, 2015 due to the early adoption of Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, and Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, respectively.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dunkin’ Brands Group, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
February 18, 2016

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 26, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$260,430	208,080
Restricted cash	71,917	—
Accounts receivable, net	53,142	55,908
Notes and other receivables, net	75,218	49,152
Restricted assets of advertising funds	38,554	34,300
Prepaid income taxes	23,899	24,861
Prepaid expenses and other current assets	34,664	21,101
Total current assets	557,824	393,402
Property and equipment, net	182,614	182,061
Equity method investments	106,878	164,493
Goodwill	889,588	891,370
Other intangible assets, net	1,401,208	1,425,797
Other assets	59,007	67,277
Total assets	$3,197,119	3,124,400
Liabilities, Redeemable Noncontrolling Interests, and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$25,000	3,852
Capital lease obligations	546	506
Accounts payable	18,663	13,814
Liabilities of advertising funds	50,189	48,081
Deferred income	31,535	30,374
Other current liabilities	292,859	258,892
Total current liabilities	418,792	355,519
Long-term debt, net	2,420,600	1,795,623
Capital lease obligations	7,497	7,575
Unfavorable operating leases acquired	12,975	14,795
Deferred income	15,619	14,935
Deferred income taxes, net	476,510	498,814
Other long-term liabilities	65,869	62,189
Total long-term liabilities	2,999,070	2,393,931
Commitments and contingencies (note 17)
Redeemable noncontrolling interests	—	6,991
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 92,668,211 shares issued and 92,641,044 shares outstanding at December 26, 2015; 104,630,978 shares issued and outstanding at December 27, 2014	92	104
Additional paid-in capital	876,557	1,093,363
Treasury stock, at cost; 27,167 shares at December 26, 2015	(1,075)	—
Accumulated deficit	(1,076,479)	(711,531)
Accumulated other comprehensive loss	(20,046)	(13,977)
Total stockholders’ equity (deficit) of Dunkin’ Brands	(220,951)	367,959
Noncontrolling interests	208	—
Total stockholders’ equity (deficit)	(220,743)	367,959
Total liabilities, redeemable noncontrolling interests, and stockholders’ equity (deficit)	$3,197,119	3,124,400

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Revenues:
Franchise fees and royalty income	$513,222	482,329	453,976
Rental income	100,422	97,663	96,082
Sales of ice cream and other products	115,252	117,484	112,276
Sales at company-operated restaurants	28,340	22,206	24,976
Other revenues	53,697	29,027	26,530
Total revenues	810,933	748,709	713,840
Operating costs and expenses:
Occupancy expenses—franchised restaurants	54,611	53,395	52,097
Cost of ice cream and other products	76,877	83,129	79,278
Company-operated restaurant expenses	29,900	22,687	24,480
General and administrative expenses, net	243,796	226,301	230,847
Depreciation	20,556	19,779	22,423
Amortization of other intangible assets	24,688	25,760	26,943
Long-lived asset impairment charges	623	1,484	563
Total operating costs and expenses	451,051	432,535	436,631
Net income (loss) of equity method investments:
Net income, excluding impairment	12,555	14,846	19,243
Impairment charge	(54,300)	—	(873)
Net income (loss) of equity method investments	(41,745)	14,846	18,370
Other operating income, net	1,430	7,838	9,157
Operating income	319,567	338,858	304,736
Other income (expense), net:
Interest income	424	274	404
Interest expense	(96,765)	(68,098)	(80,235)
Loss on debt extinguishment and refinancing transactions	(20,554)	(13,735)	(5,018)
Other losses, net	(1,084)	(1,566)	(1,799)
Total other expense, net	(117,979)	(83,125)	(86,648)
Income before income taxes	201,588	255,733	218,088
Provision for income taxes	96,359	80,170	71,784
Net income including noncontrolling interests	105,229	175,563	146,304
Net income (loss) attributable to noncontrolling interests	2	(794)	(599)
Net income attributable to Dunkin’ Brands	$105,227	176,357	146,903
Earnings per share:
Common—basic	$1.10	1.67	1.38
Common—diluted	1.08	1.65	1.36
Cash dividends declared per common share	1.06	0.92	0.76

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net income including noncontrolling interests	$105,229	175,563	146,304
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense of $524, $358, and $205 for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively	(6,721)	(13,743)	(14,909)
Effect of interest rate swaps, net of deferred tax expense (benefit) of $(867), $(1,608) and $5,290 for the fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively	(1,273)	(2,369)	7,740
Effect of pension plan, net of deferred tax expense (benefit) of $866, $80, and $(200) for the fiscal years ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively	2,874	224	(612)
Other	(949)	572	(21)
Total other comprehensive loss, net	(6,069)	(15,316)	(7,802)
Comprehensive income including noncontrolling interests	99,160	160,247	138,502
Comprehensive income (loss) attributable to noncontrolling interests	2	(794)	(599)
Comprehensive income attributable to Dunkin’ Brands	$99,158	161,041	139,101

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

	Stockholders’ equity (deficit)								Redeemable noncontrolling interests
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
	Shares	Amount
Balance at December 29, 2012	106,142	$106	1,251,498	—	(914,094)	9,141	3,324	349,975	—
Net income (loss)	—	—	—	—	146,903	—	(239)	146,664	(360)
Other comprehensive loss, net	—	—	—	—	—	(7,802)	—	(7,802)	—
Exercise of stock options	1,140	1	7,962	—	—	—	—	7,963	—
Reclassification to redeemable noncontrolling interests	—	—	—	—	—	—	(3,085)	(3,085)	3,085
Contributions from redeemable noncontrolling interests	—	—	—	—	—	—	—	—	2,205
Dividends paid on common stock	—	—	(81,008)	—	—	—	—	(81,008)	—
Share-based compensation expense	12	—	7,323	—	—	—	—	7,323	—
Repurchases of common stock	—	—	—	(27,963)	—	—	—	(27,963)	—
Retirement of treasury stock	(417)	—	(4,688)	17,190	(12,502)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	15,366	—	—	—	—	15,366	—
Other	—	—	(27)	—	(48)	—	—	(75)	—
Balance at December 28, 2013	106,877	107	1,196,426	(10,773)	(779,741)	1,339	—	407,358	4,930
Net income (loss)	—	—	—	—	176,357	—	—	176,357	(794)
Other comprehensive loss, net	—	—	—	—	—	(15,316)	—	(15,316)	—
Exercise of stock options	693	1	5,119	—	—	—	—	5,120	—
Contributions from redeemable noncontrolling interests	—	—	—	—	—	—	—	—	2,855
Dividends paid on common stock	—	—	(96,775)	—	—	—	—	(96,775)	—
Share-based compensation expense	26	—	11,287	—	—	—	—	11,287	—
Repurchases of common stock	—	—	—	(130,171)	—	—	—	(130,171)	—
Retirement of treasury stock	(3,142)	(3)	(33,170)	140,944	(107,771)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	10,758	—	—	—	—	10,758	—
Other	—	(1)	(282)	—	(376)	—	—	(659)	—
Balance at December 27, 2014	104,454	104	1,093,363	—	(711,531)	(13,977)	—	367,959	6,991
Net income (loss)	—	—	—	—	105,227	—	208	105,435	(206)
Other comprehensive loss, net	—	—	—	—	—	(6,069)	—	(6,069)	—
Exercise of stock options	816	1	10,352	—	—	—	—	10,353	—
Purchase of redeemable noncontrolling interests	—	—	566	—	—	—	—	566	(6,785)
Dividends paid on common stock		—	(100,516)	—	—	—	—	(100,516)	—
Share-based compensation expense	33	—	16,092	—	—	—	—	16,092	—
Repurchases of common stock	—	—	(25,000)	(600,041)	—	—	—	(625,041)	—
Retirement of treasury stock	(12,833)	(13)	(129,405)	598,966	(469,548)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	11,503	—	—	—	—	11,503	—
Other	—	—	(398)	—	(627)	—	—	(1,025)	—
Balance at December 26, 2015	92,470	$92	876,557	(1,075)	(1,076,479)	(20,046)	208	(220,743)	—

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Cash flows from operating activities:
Net income including noncontrolling interests	$105,229	175,563	146,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,244	45,539	49,366
Amortization of debt issuance costs and original issue discount	5,969	3,968	4,706
Loss on debt extinguishment and refinancing transactions	20,554	13,735	5,018
Deferred income taxes	(21,107)	(24,639)	(13,191)
Provision for bad debt	3,343	2,821	3,484
Share-based compensation expense	16,092	11,287	7,323
Net loss (income) of equity method investments	41,745	(14,846)	(18,370)
Dividends received from equity method investments	6,671	7,427	7,226
Gain on sale of joint venture	—	—	(6,320)
Gain on sale of real estate and company-operated restaurants	(1,402)	(7,458)	(2,591)
Other, net	1,083	570	(1,291)
Change in operating assets and liabilities:
Restricted cash	(65,673)	—	—
Accounts, notes, and other receivables, net	(26,316)	(27,224)	(27,444)
Prepaid income taxes, net	591	(4,300)	(27,847)
Other current assets	(6,185)	552	1,879
Accounts payable	6,514	397	46
Other current liabilities	40,258	11,876	8,163
Liabilities of advertising funds, net	(1,124)	(2,785)	4,795
Deferred income	1,866	5,770	(842)
Other, net	12,214	1,070	1,385
Net cash provided by operating activities	185,566	199,323	141,799
Cash flows from investing activities:
Additions to property and equipment	(30,246)	(23,638)	(31,099)
Proceeds from sale of real estate and company-operated restaurants	2,693	14,361	5,387
Proceeds from sale of joint venture, net	—	—	6,682
Other, net	(7,914)	(4,827)	(3,876)
Net cash used in investing activities	(35,467)	(14,104)	(22,906)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	2,500,000	—	—
Repayment of long-term debt	(1,837,824)	(15,000)	(24,157)
Payment of debt issuance and other debt-related costs	(41,350)	(9,213)	(6,157)
Repurchases of common stock, including accelerated share repurchases	(625,041)	(130,171)	(27,963)
Dividends paid on common stock	(100,516)	(96,775)	(81,008)
Change in restricted cash	(6,770)	—	—
Exercise of stock options	10,353	5,120	7,963
Excess tax benefits from share-based compensation	11,503	10,758	15,366
Other, net	(7,211)	1,924	1,782
Net cash used in financing activities	(96,856)	(233,357)	(114,174)
Effect of exchange rate changes on cash and cash equivalents	(893)	(715)	(404)
Increase (decrease) in cash and cash equivalents	52,350	(48,853)	4,315
Cash and cash equivalents, beginning of year	208,080	256,933	252,618
Cash and cash equivalents, end of year	$260,430	208,080	256,933
Supplemental cash flow information:
Cash paid for income taxes	$106,924	99,410	98,483
Cash paid for interest	90,564	64,485	78,127
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	579	2,383	1,366
Purchase of leaseholds in exchange for capital lease obligations	475	1,094	173

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
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2015, 2014, and 2013 reflect the results of operations for the 52-week periods ended December 26, 2015, December 27, 2014, and December 28, 2013, respectively.
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
Noncontrolling interests included within total stockholders’ equity (deficit) in the consolidated balance sheet as of December 26, 2015 represent interests in a franchise entity that has been deemed a variable interest entity and for which the Company is the primary beneficiary.
The Company entered into a partnership agreement in 2012, under which it held a 51% interest in a limited partnership that owned and operated Dunkin’ Donuts restaurants in the Dallas, Texas area. The Company possessed control of this entity and, therefore, consolidated the results of the limited partnership. During fiscal year 2013, the Company amended the partnership agreement with the noncontrolling owners to provide the noncontrolling owners the option in early 2017 to sell their entire interest to the Company. As a result of the amendment, the partnership agreement contained a redemption feature that was not redeemable at the time, but it was probable to become redeemable in the future. As such, the Company reclassified the noncontrolling interests in fiscal year 2013 to temporary equity (between liabilities and stockholders’ equity (deficit)) in the consolidated balance sheets. The net loss and comprehensive loss attributable to the noncontrolling interest are presented separately in the consolidated statements of operations and comprehensive income, respectively. During the second quarter of fiscal year 2015, the Company purchased the remaining interests in the limited partnership.
(c) Accounting estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Significant estimates are made in the calculations and assessments of the following: (a) allowance for doubtful accounts and notes receivables, (b) impairment of tangible and intangible assets, (c) other-than-temporary impairment of equity method investments, (d) income taxes, (e) share-based compensation, (f) lease accounting estimates, (g) gift certificate breakage, (h) management fees charged to subsidiaries and affiliates, and (i) contingencies. Estimates are based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. We adjust such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.
(d) Cash and cash equivalents and restricted cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 26, 2015 and December 27, 2014, we maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Cash held related to the advertising funds and the Company’s gift card/certificate programs are classified as unrestricted cash as there are no legal restrictions on the use of these funds; however, the Company intends to use these funds solely to support the advertising funds and gift card/certificate programs rather than to fund operations. Total cash balances related to the advertising funds and gift card/certificate programs as of December 26, 2015 and December 27, 2014 were $148.6 million and $136.2 million, respectively.
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”) for the benefit of the Trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents (i) cash collections held by the Trustee, (ii) interest, principal, and commitment fee reserves held by the Trustee related to the Company’s Notes (see note 8), and (iii) real estate reserves used to pay real estate obligations. Changes in restricted cash accounts are presented as either a component of cash flows from operating or financing activities in the consolidated statements of cash flows based on the nature of the restricted balance.
(e) Fair value of financial instruments
The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $2.4 million and $3.1 million as of December 26, 2015 and December 27, 2014, respectively, approximates fair value.
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

Financial assets and liabilities measured at fair value on a recurring basis as of December 26, 2015 and December 27, 2014 are summarized as follows (in thousands):

	December 26, 2015			December 27, 2014
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$—	5,802	5,802	—	2,975	2,975
Total assets	$—	5,802	5,802	—	2,975	2,975
Liabilities:
Deferred compensation liabilities	$—	9,068	9,068	—	8,488	8,488
Total liabilities	$—	9,068	9,068	—	8,488	8,488
The deferred compensation liabilities relate primarily to the Dunkin’ Brands, Inc. non-qualified deferred compensation plans (“NQDC Plans”), which allows for pre-tax deferral of compensation for certain qualifying employees and directors (see note 18). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds assets, which include company-owned life insurance policies, to partially offset the Company’s liabilities under the NQDC Plans. The changes in the fair value of any company-owned life insurance policies are derived using determinable cash surrender value. As such, the company-owned life insurance policies are classified within Level 2, as defined under U.S. GAAP.
The carrying value and estimated fair value of long-term debt as of December 26, 2015 and December 27, 2014 were as follows (in thousands):

	December 26, 2015		December 27, 2014
Financial liabilities	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,445,600	2,443,687	1,799,475	1,778,066
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
(g) Assets held for sale
Assets held for sale primarily represent costs incurred by the Company for store equipment and leasehold improvements constructed for sale to franchisees, as well as restaurants formerly operated by franchisees or the Company waiting to be resold. The value of such restaurants and related assets is reduced to reflect net recoverable values, with such reductions recorded to general and administrative expenses, net in the consolidated statements of operations. Generally, internal specialists estimate the amount to be recovered from the sale of such assets based on their knowledge of the (a) market in which the store is located, (b) results of the Company’s previous efforts to dispose of similar assets, and (c) current economic conditions. The actual cost of such assets held for sale is affected by specific factors such as the nature, age, location, and condition of the assets, as well as the economic environment and inflation.
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
As of December 26, 2015 and December 27, 2014, prepaid expenses and other current assets in the consolidated balance sheets included $8.8 million and $1.1 million, respectively, of assets held for sale, which primarily consisted of property and equipment, net and goodwill.
(h) Property and equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remaining lease term of the related asset. Estimated useful lives are as follows:

Years
Buildings	20 – 35
Leasehold improvements	5 – 20
Store, production, and other equipment	3 – 10
Software	3 – 7
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
Management regularly reviews sublease arrangements, where we are the lessor, for losses on sublease arrangements. We recognize a loss, discounted using credit-adjusted risk-free rates, when costs expected to be incurred under an operating prime lease exceed the anticipated future revenue stream of the operating sublease. Furthermore, for properties where we do not currently have an operational franchise or other third-party sublessee and are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using credit-adjusted risk-free rates and net of estimated sublease recovery, is recognized as a liability and recorded as an operating expense at the time we cease use of the property. The value of any equipment and leasehold improvements related to a closed store is assessed for potential impairment (see note 2(j)).
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
(k) Equity method investments
The Company’s equity method investments consist of interests in B-R 31 Ice Cream Co., Ltd. (“Japan JV”), BR-Korea Co., Ltd. (“South Korea JV”), Coffee Alliance, S.L. (“Spain JV”), and Palm Oasis Pty. Ltd. (“Australia JV”), which are accounted for in accordance with the equity method. As a result of the acquisition of the Company by three private equity firms on March 1, 2006 (“BCT Acquisition”), the Company recorded a step-up in the basis of our investment in the Japan JV. The basis difference was comprised of amortizable franchise rights and related tax liabilities and nonamortizable goodwill. The franchise rights and related tax liabilities were amortized in a manner that reflected the estimated benefits from the use of the intangible asset over a period of 14 years. The franchise rights were valued based on an estimate of future cash flows to be generated from the ongoing management of the contracts over their remaining useful lives.
The Company evaluates its equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the fair value of the investment. If a loss in value has occurred and is deemed to be other than temporary, an impairment loss is recorded. Several factors are reviewed to determine whether a loss has occurred that is other than temporary, including absence of an ability to recover the carrying amount of the investment, the length and extent of the fair value decline, and the financial condition and future prospects of the investee.
(l) Goodwill and other intangible assets
Goodwill and trade names (“indefinite-lived intangibles”) have been assigned to our reporting units, which are also our operating segments, for purposes of impairment testing. All of our reporting units have indefinite-lived intangibles associated with them.
We evaluate the remaining useful life of our trade names to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite-lived intangible assets are tested for impairment annually. We first assess qualitative factors to determine whether it is more likely than not that a trade name is impaired. In the event we were to determine that the carrying value of a trade name would more likely than not exceed its fair value, quantitative testing would be performed. Quantitative testing consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. For goodwill, we first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed which consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. We have selected the first day of our fiscal third quarter as the date on which to perform our annual impairment test for all indefinite-lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangibles has been impaired.
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
Unfavorable operating leases acquired related to our prime and subleases are recorded in the liability section of the consolidated balance sheets and are amortized into rental expense and rental income, respectively, over the base lease term of the respective leases using the straight-line method. The weighted average amortization period for all unfavorable operating leases acquired is 18 years.
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
(n) Foreign currency translation
We translate assets and liabilities of non-U.S. operations into U.S. dollars at rates of exchange in effect at the balance sheet date, and revenues and expenses at the average exchange rates prevailing during the period. Resulting translation adjustments are recorded as a separate component of comprehensive income and stockholders’ equity (deficit), net of deferred taxes. Foreign currency translation adjustments primarily result from our equity method investments, as well as subsidiaries located in Canada, the UK, Australia, and other foreign jurisdictions. Transactions resulting in foreign exchange gains and losses are included in the consolidated statements of operations.
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
Sales of ice cream and other products
We distribute Baskin-Robbins ice cream products and, in limited cases, Dunkin’ Donuts products to franchisees and licensees in certain international locations. Revenue from the sale of ice cream and other products is recognized when title and risk of loss transfers to the buyer, which is generally upon delivery.
Sales at company-operated restaurants
Retail store revenues at company-operated restaurants are recognized when payment is tendered at the point of sale, net of sales tax and other sales-related taxes.

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
(q) Share-based payments
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
(s) Comprehensive income
Comprehensive income is primarily comprised of net income, foreign currency translation adjustments, gains and losses on interest rate swaps, and pension gains and losses, and is reported in the consolidated statements of comprehensive income, net of taxes, for all periods presented.
(t) Debt issuance costs
Debt issuance costs primarily represent capitalizable costs incurred related to the issuance and refinancing of the Company’s long-term debt (see note 8). As of December 26, 2015 and December 27, 2014, debt issuance costs of $35.7 million and $11.5 million, respectively, are included in long-term debt, net in the consolidated balance sheets, and are being amortized over the remaining maturities of the debt, based on projected required repayments, using the effective interest rate method.
(u) Derivative instruments and hedging activities
The Company used derivative instruments to hedge interest rate risks which were terminated on December 23, 2014 (see note 9). These derivative contracts were entered into with financial institutions. The Company did not use derivative instruments for trading purposes and we had procedures in place to monitor and control their use.
The Company recorded all derivative instruments in the consolidated balance sheets at fair value. For derivative instruments that were designated and qualified as a cash flow hedge, the effective portion of the gain or loss on the derivative instruments was reported as a component of other comprehensive loss, net and reclassified into earnings in the same period or periods during which the hedged transaction affected earnings. Any ineffective portion of the gain or loss on the derivative instrument for a cash flow hedge was recorded in the consolidated statements of operations immediately.
(v) Gift card/certificate breakage
The Company and our franchisees sell gift cards that are redeemable for product in our Dunkin’ Donuts and Baskin-Robbins restaurants. The Company manages the gift card program, and therefore collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their restaurants. A liability for unredeemed gift cards, as well as historical gift certificates sold, is included in other current liabilities in the consolidated balance sheets.
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
Breakage on Dunkin’ Donuts gift cards is estimated and recognized over time in proportion to actual gift card redemptions, based on historical redemption rates. The Company recognizes breakage as income only up to the amount of gift card program costs. Any incremental breakage that exceeds gift card program costs has been committed to franchisees to fund future initiatives that will benefit the Dunkin’ Donuts gift card program, and is recorded as a gift card breakage liability within other current liabilities in the consolidated balance sheets (see note 10). During fiscal year 2014, the Company revised the estimated breakage rates based on historical redemption patterns related to unredeemed Dunkin’ Donuts gift cards. This change in estimated breakage rates had no impact on breakage income recognized in fiscal year 2014, but resulted in a decrease in the gift card/certificate liability and a corresponding increase in the gift card breakage liability.
During fiscal year 2015, the Company determined that sufficient historical redemption patterns existed to record breakage related to unredeemed Baskin-Robbins gift cards. Based on historical redemption rates, breakage is estimated and recognized over time in proportion to actual gift card redemptions. The Company recognizes breakage on Baskin-Robbins gift cards as income only up to the amount of gift card program costs. Any incremental breakage is committed to fund future sales-driving initiatives for the benefit of Baskin-Robbins franchisees, and is recorded as a gift card breakage liability within other current liabilities in the consolidated balance sheets (see note 10). As a result of the initial recognition of breakage related to Baskin-Robbins gift cards, the Company recorded a $3.1 million decrease in the gift card/certificate liability and a corresponding increase in the gift card breakage liability related to Baskin-Robbins gift cards during fiscal year 2015. This had no impact on the consolidated statements of operations.
For fiscal years 2015, 2014, and 2013, total breakage income recognized on gift cards, as well as historical gift certificate programs, was $15.9 million, $8.5 million, and $10.2 million, respectively, and is recorded as a reduction to general and administrative expenses, net, to offset the related gift card program costs. Breakage income for fiscal year 2013 includes a $5.4 million recovery of historical Dunkin’ Donuts gift card program costs incurred prior to fiscal year 2013.
(w) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At December 26, 2015 and December 27, 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 13% and 19%, respectively, of total accounts and notes receivable. For fiscal year 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 10% of total revenues. No individual franchisee or master licensee accounted for more than 10% of total revenues for fiscal years 2015 or 2013.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin’ Donuts and Baskin-Robbins products under licensing arrangements. As of December 26, 2015, one of these third parties accounted for approximately 13% of total net accounts and notes receivable. No individual third party accounted for more than 10% of total accounts and notes receivable as of December 27, 2014.
(x) Recent accounting pronouncements
In November 2015, the Financial Accounting Standards Board (the “FASB”) issued new guidance to simplify the presentation of deferred income taxes, which requires that deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent in the balance sheet. The guidance does not change the existing guidance which prohibits offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. Based on the effective date for all public companies, this guidance is effective for the Company in fiscal year 2017, and early adoption is permitted. The guidance may be applied either prospectively or retrospectively to all periods presented. The Company retrospectively adopted this guidance as of December 26, 2015, resulting in a reclassification of $49.2 million of current deferred tax assets to other assets and other long-term liabilities of $7.7 million and $41.5 million, respectively, in the consolidated balance sheet as of December 27, 2014. The adoption of this guidance did not have any impact on the Company's consolidated statements of operations or cash flows.
In April 2015, the FASB issued new guidance to simplify the presentation of debt issuance costs, which requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums, instead of as an asset. Based on the effective date for all public companies, this guidance is effective for the Company in fiscal year 2016, and early adoption is permitted. The guidance may be applied prospectively or retrospectively to all periods presented. The Company retrospectively adopted this guidance as of December 26, 2015, which resulted in a reclassification of debt issuance costs of $11.5 million from other assets to long-term debt, net in the consolidated balance sheet, resulting in a corresponding reduction in total assets and total long-term liabilities as of December 27, 2014. The adoption of this guidance did not have any impact on the Company’s consolidated statements of operations or cash flows.
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued new guidance to defer the mandatory effective date by one year and permit early adoption, but not before the original effective date. As a result, this guidance is now effective for the Company in fiscal year 2018 with early adoption permitted in fiscal year 2017. The Company expects to adopt this new standard in fiscal year 2018, and is currently evaluating the impact the adoption of this new standard will have in the Company’s accounting policies, consolidated financial statements, and related disclosures, and has not yet selected a transition method.
(y) Reclassifications
The Company has revised the presentation of revenues and related costs from the sale of Dunkin’ Donuts products in certain international markets within the consolidated statements of operations due to the growth in and the nature of such transactions. To conform to the current period presentation, revenues totaling $1.2 million have been reclassified from other revenues to sales of ice cream and other products for fiscal year 2014, and expenses totaling $1.2 million have been reclassified from general and administrative expenses, net to cost of ice cream and other products for fiscal year 2014. There were no such transactions in fiscal year 2013 requiring reclassification. There was no impact to total revenues, total operating costs and expenses, operating income, income before income taxes, or net income as a result of these reclassifications.
(z) Subsequent events
Subsequent events have been evaluated up through the date that these consolidated financial statements were filed.
(3) Franchise fees and royalty income
Franchise fees and royalty income consisted of the following (in thousands):

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Royalty income	$463,960	438,074	411,428
Initial franchise fees and renewal income	49,262	44,255	42,548
Total franchise fees and royalty income	$513,222	482,329	453,976

The changes in franchised and company-operated points of distribution were as follows:

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Systemwide points of distribution:
Franchised points of distribution in operation—beginning of year	18,821	18,122	17,333
Franchised points of distribution—opened	1,536	1,442	1,388
Franchised points of distribution—closed	(1,051)	(744)	(600)
Net transfers from company-operated points of distribution	2	1	1
Franchised points of distribution in operation—end of year	19,308	18,821	18,122
Company-operated points of distribution—end of year	49	41	36
Total systemwide points of distribution—end of year	19,357	18,862	18,158
(4) Advertising funds
On behalf of the Dunkin’ Donuts and Baskin-Robbins domestic advertising funds, the Company collects a percentage, which is generally 5%, of gross retail sales from Dunkin’ Donuts and Baskin-Robbins domestic franchisees to be used for various forms of advertising for each brand. In most of our international markets, franchisees manage their own advertising expenditures, which are not included in the advertising fund results.
The Company administers and directs the development of all advertising and promotion programs in the advertising funds for which it collects advertising fees, in accordance with the provisions of our franchise agreements. The Company acts as, in substance, an agent with regard to these advertising contributions. We consolidate and report all assets and liabilities held by these advertising funds as restricted assets of advertising funds and liabilities of advertising funds within current assets and current liabilities, respectively, in the consolidated balance sheets. The assets and liabilities held by these advertising funds consist primarily of receivables, prepaid expenses, payables, accrued expenses, and any cumulative surplus or deficit related specifically to the advertising funds. The revenues, expenses, and cash flows of the advertising funds are not included in the Company’s consolidated statements of operations or consolidated statements of cash flows because the Company does not have complete discretion over the usage of the funds. Contributions to these advertising funds are restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of each of the brands.
At December 26, 2015 and December 27, 2014, the Company had a net payable of $11.6 million and $13.8 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $9.7 million, $7.6 million, and $5.5 million for fiscal years 2015, 2014, and 2013, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $1.7 million, $2.1 million, and $2.4 million for fiscal years 2015, 2014, and 2013, respectively. Additionally, the Company made net contributions to the advertising funds based on retail sales of company-operated restaurants of $1.3 million, $872 thousand, and $1.0 million for fiscal years 2015, 2014, and 2013, respectively, which are included in company-operated restaurant expenses in the consolidated statements of operations. During fiscal years 2015, 2014, and 2013, the Company also funded advertising fund initiatives of $2.3 million, $5.2 million, and $5.9 million, respectively, which were contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 2(v) and note 10).

(5) Property and equipment, net
Property and equipment at December 26, 2015 and December 27, 2014 consisted of the following (in thousands):

	December 26, 2015	December 27, 2014
Land	$33,346	33,927
Buildings	49,304	49,499
Leasehold improvements	154,479	147,996
Software, store, production, and other equipment	53,273	49,318
Construction in progress	3,837	5,736
Property and equipment, gross	294,239	286,476
Accumulated depreciation	(111,625)	(104,415)
Property and equipment, net	$182,614	182,061
The Company recognized impairment charges on leasehold improvements, typically due to termination of the underlying lease agreement, and other corporate-held assets of $132 thousand, $1.2 million, and $119 thousand during fiscal years 2015, 2014, and 2013, respectively, which are included in long-lived asset impairment charges in the consolidated statements of operations.
(6) Equity method investments
The Company’s ownership interests in its equity method investments as of December 26, 2015 and December 27, 2014 were as follows:

Entity	Ownership
Japan JV	43.3%
South Korea JV	33.3%
Spain JV	33.3%
Australia JV	20.0%
In June 2013, the Company sold 80% of the Baskin-Robbins Australia franchising business, resulting in a gain of $6.3 million, net of transaction costs, which is included in other operating income in the consolidated statements of operations for the fiscal year 2013. The gain consisted of net proceeds of $6.5 million, offset by the carrying value of the business included in the sale, which totaled $216 thousand. The Company retained the remaining 20% ownership of the Australia JV, and accounts for the Australia JV in accordance with the equity method.
Summary financial information for the equity method investments on an aggregated basis was as follows (in thousands):

	December 26, 2015	December 27, 2014
Current assets	$288,106	$265,227
Current liabilities	123,576	102,920
Working capital	164,530	162,307
Property, plant, and equipment, net	142,844	138,325
Other assets	125,000	142,955
Long-term liabilities	40,728	45,684
Equity of equity method investments	$391,646	397,903

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Revenues	$622,982	669,416	673,537
Net income	33,650	39,835	51,407

During the fourth quarter of fiscal year 2015, the Company assessed if there was an other-than-temporary loss in value of its investment in the Japan JV based on various factors, including continued declines in the operating performance and reduced future expectations of the Baskin-Robbins business in Japan, as well as an announced reconsideration of the amount of semi-annual dividend payments by the Japan JV. Accordingly, the Company engaged a third-party valuation specialist to assist the Company in determining the fair value of its investment in the Japan JV. Although public shareholders do hold a minority stake in the Japan JV, it was determined that the public stock price was not indicative of fair value. This determination was based primarily on the limited trading volumes of the Japan JV’s shares relative to other more liquid securities, the lack of market reaction to the sustained underperformance of the Japan JV and other public disclosures, and the unsupportable implied valuation multiples of the public stock price relative to peer companies and the Japan JV’s historical valuation multiples. Therefore, the valuation of the investment was determined using a combination of market and income approaches to valuation. Based in part on the fair value determined by the independent third-party valuation specialist, the Company concluded that the carrying value of the investment in the Japan JV exceeded fair value by $54.3 million and that this reduction in value was other-than-temporary. As such, the Company recorded an impairment charge for that amount in the fourth quarter of fiscal year 2015.
The impairment of the Japan JV is reflected as a reduction to the Company’s equity method investments in the consolidated balance sheet as of December 26, 2015. As the Company had previously recorded a step-up in the basis of our investment in the Japan JV comprising amortizable franchise rights and nonamortizable goodwill (see note 2(k)), the impairment was first allocated to fully impair these investor-level assets. The remaining impairment was recorded to the underlying assets of the Japan JV by fully impairing the underlying property, plant, and equipment, net of any related tax impact, with any residual impairment allocated ratably to other non-financial long-term assets.

The comparison between the carrying value of the Company’s investments in the Japan JV and the South Korea JV and the underlying equity in net assets of those investments is presented in the table below (in thousands):

	Japan JV		South Korea JV
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Carrying value of investment	$8,666	66,820	98,386	97,458
Underlying equity in net assets of investment	34,271	37,941	103,899	103,589
Carrying value in excess of (less than) the underlying equity in net assets(a)	$(25,605)	28,879	(5,513)	(6,131)

(a)
The excess carrying values over the underlying equity in net assets of the Japan JV as of December 27, 2014 is primarily comprised of amortizable franchise rights and related tax liabilities and nonamortizable goodwill, all of which were established in the BCT Acquisition. The deficits of cost relative to the underlying equity in net assets of the Japan JV as of December 26, 2015 and the South Korea JV are primarily comprised of impairments of long-lived assets, net of tax, recorded in fiscal years 2015 and 2011, respectively.

The carrying values of our investments in the Spain JV and the Australia JV were not material for any period presented. During the third quarter of fiscal year 2013, the Company fully reserved all outstanding notes and accounts receivable totaling $2.8 million, and fully impaired its equity investment in the Spain JV of $873 thousand. During fiscal years 2015 and 2014, the Company reduced reserves on the notes receivable in the amount of $160 thousand and $441 thousand, respectively, based on expected and actual payments received. The reserves and recoveries on accounts and notes receivable are included in general and administrative expenses, net, and the impairment of the equity investment is included in net income of equity method investments in the consolidated statements of operations.

(7) Goodwill and other intangible assets
The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

	Dunkin’ Donuts U.S.			Dunkin’ Donuts International			Baskin-Robbins International			Total
	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance
Balances at December 28, 2013	$1,151,775	(270,441)	881,334	10,264	—	10,264	24,037	(24,037)	—	1,186,076	(294,478)	891,598
Goodwill acquired	1,072	—	1,072	—	—	—	—	—	—	1,072	—	1,072
Goodwill disposed or held for sale	(1,248)	—	(1,248)	—	—	—	—	—	—	(1,248)	—	(1,248)
Effects of foreign currency adjustments	—	—	—	(52)	—	(52)	—	—	—	(52)	—	(52)
Balances at December 27, 2014	1,151,599	(270,441)	881,158	10,212	—	10,212	24,037	(24,037)	—	1,185,848	(294,478)	891,370
Goodwill acquired	724	—	724	—	—	—	—	—	—	724	—	724
Goodwill disposed or held for sale	(2,413)	—	(2,413)	—	—	—	—	—	—	(2,413)	—	(2,413)
Effects of foreign currency adjustments	—	—	—	(93)	—	(93)	—	—	—	(93)	—	(93)
Balances at December 26, 2015	$1,149,910	(270,441)	879,469	10,119	—	10,119	24,037	(24,037)	—	1,184,066	(294,478)	889,588
The goodwill acquired during fiscal years 2015 and 2014 is related to the acquisition and consolidation of certain company-operated points of distribution. The goodwill disposed or held for sale during fiscal years 2015 and 2014 is related to the sale or reclassification of goodwill to assets held for sale of certain company-operated points of distribution.
Other intangible assets at December 26, 2015 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$382,335	(199,374)	182,961
Favorable operating leases acquired	17	64,397	(37,173)	27,224
License rights	10	3,221	(3,168)	53
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,640,923	(239,715)	1,401,208
Other intangible assets at December 27, 2014 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$382,520	(179,481)	203,039
Favorable operating leases acquired	17	67,119	(35,711)	31,408
License rights	10	6,230	(5,850)	380
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,646,839	(221,042)	1,425,797

The changes in the gross carrying amount of other intangible assets and weighted average amortization period from December 27, 2014 to December 26, 2015 are primarily due to the impairment of favorable operating leases acquired resulting from lease terminations and the impact of foreign currency fluctuations. Impairment of favorable operating leases acquired, net of accumulated amortization, totaled $491 thousand, $323 thousand, and $444 thousand, for fiscal years 2015, 2014, and 2013, respectively, and is included within long-lived asset impairment charges in the consolidated statements of operations.
Total estimated amortization expense for other intangible assets for fiscal years 2016 through 2020 is as follows (in thousands):

Fiscal year:
2016	$22,112
2017	21,414
2018	21,276
2019	20,869
2020	20,394
(8) Debt
Debt at December 26, 2015 and December 27, 2014 consisted of the following (in thousands):

	December 26, 2015	December 27, 2014
Class A-2 Notes	$2,481,250	—
Term loans	—	1,809,554
VIE debt	—	1,379
Debt issuance costs, net of amortization	(35,650)	(11,458)
Total debt	2,445,600	1,799,475
Less current portion of long-term debt	25,000	3,852
Total long-term debt	$2,420,600	1,795,623
Securitized Financing Facility
On January 26, 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer also issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allows the Master Issuer to borrow up to $100.0 million on a revolving basis. The Variable Funding Notes may also be used to issue letters of credit. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). If the Class A-2 Notes have not been repaid in full by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the Class A-2-I and Class A-2-II Notes bear interest at a fixed rate equal to 3.262% and 3.980%, respectively. If the Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the Class A-2-I and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year, payable in quarterly installments. No principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.
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
As of December 26, 2015, approximately $744.4 million and $1.74 billion of principal were outstanding on the Class A-2-I Notes and Class A-2-II Notes, respectively. Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $41.3 million. The effective interest rate, including the amortization of debt issuance costs, was 3.5% and 4.3% for the Class A-2-I Notes and Class A-2-II Notes, respectively, at December 26, 2015.
Total amortization of debt issuance costs related to the securitized financing facility was $5.6 million for fiscal year 2015, which is included in interest expense in the consolidated statements of operations.
As of December 26, 2015, $26.3 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of December 26, 2015.
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
Senior credit facility
In February 2013, Dunkin’ Brands, Inc. (“DBI”), a subsidiary of DBGI, amended its senior credit facility, resulting in a reduction of the interest rates and an extension of the maturity dates for DBI’s term loans and revolving credit facility. As a result, during the first quarter of 2013, the Company recorded a loss on debt extinguishment and refinancing transactions of $5.0 million, including $3.9 million related to the write-off of original issuance discount and debt issuance costs and $1.1 million of fees paid to third parties. The amended term loans were issued with an original issue discount of 0.25%, or $4.6 million, which was recorded as a reduction to long-term debt.
In February 2014, DBI amended its senior credit facility, resulting in a reduction of interest rates. As a result, during the first quarter of 2014, the Company recorded a loss on debt extinguishment and refinancing transactions of $13.7 million, including $10.5 million related to the write-off of original issuance discount and debt issuance costs and $3.2 million of fees paid to third parties. The amended term loans were issued with an original issue discount of 0.25%, or $4.6 million, which was recorded as a reduction to long-term debt. Total debt issuance costs incurred and capitalized in connection with this amendment were $1.2 million.
Total amortization of original issue discount and debt issuance costs related to the senior credit facility was $4.0 million and $4.7 million for fiscal years 2014 and 2013, respectively, which is included in interest expense in the consolidated statements of operations. The Company recorded an immaterial amount of amortization of original issue discount and debt issuance costs related to the senior credit facility for fiscal year 2015.
As of December 27, 2014, $2.9 million of letters of credit were outstanding against the revolving credit facility. There were no amounts drawn down on these letters of credit.
The proceeds from the issuance of the Class A-2 Notes were used to repay the remaining principal outstanding on the term loans. During the first quarter of fiscal year 2015, the Company recorded a loss on debt extinguishment of $20.6 million, consisting primarily of the write-off of the remaining original issuance discount and debt issuance costs related to the term loans.
Maturities of long-term debt
Assuming repayment by the anticipated repayment dates and based on the leverage ratio as of December 26, 2015, the aggregate contractual principal payments of the Class A-2 Notes for 2016 through 2020 are as follows (in thousands):

	Class A-2-I Notes	Class A-2-II Notes	Total
2016	$7,500	17,500	25,000
2017	7,500	17,500	25,000
2018	7,500	17,500	25,000
2019	721,875	17,500	739,375
2020	—	17,500	17,500
(9) Derivative instruments and hedging transactions
The Company’s hedging instruments have historically consisted solely of interest rate swaps to hedge the Company's variable-rate term loans. In September 2012, the Company entered into variable-to-fixed interest rate swap agreements to hedge the risk of increases in cash flows (interest payments) attributable to increases in three-month LIBOR above the designated benchmark interest rate being hedged, through November 2017. As a result of the February 2014 amendment to the senior credit facility (see note 8), the Company amended the interest rate swap agreements to align the embedded floors with the amended term loans. As of the date of the amendment, a pre-tax gain of $5.8 million was recorded in accumulated other comprehensive loss, which is amortized on a straight-line basis to interest expense in the consolidated statements of operations over the original term of the swaps.
Effective December 23, 2014, the Company terminated all interest rate swap agreements with its counterparties in anticipation of the securitization transaction and related repayment of the outstanding term loans (see note 8). The total fair value of the interest rate swaps at the termination date was $6.3 million, excluding accrued interest owed to the counterparties of $1.0 million. The Company received cash proceeds, net of accrued interest, of $3.6 million in fiscal year 2014 and the remaining $1.7 million in the first quarter of fiscal year 2015. Upon termination, cash flow hedge accounting was discontinued and the cumulative pre-tax gain of $1.8 million was recorded in accumulated other comprehensive loss, which is being amortized on a straight-line basis to interest expense in the consolidated statements of operations through November 23, 2017, the original maturity date of the swaps.
As of December 27, 2014, a pre-tax gain of $6.2 million was recorded in accumulated other comprehensive loss, including the gain related to both the February 2014 amendment and December 2014 termination. During fiscal years 2015 and 2014, amortization of $2.1 million and $1.4 million, respectively was recorded as a reduction of interest expense in the consolidated statements of operations. During the next twelve months, the Company estimates that $2.2 million will be reclassified from accumulated other comprehensive loss as a reduction of interest expense.
The table below summarizes the effects of derivative instruments in the consolidated statements of operations and comprehensive income for fiscal year 2015:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$—	2,140	Interest expense	(2,140)
Income tax effect	—	(867)	Provision for income taxes	867
Net of income taxes	$—	1,273		(1,273)

The table below summarizes the effects of derivative instruments in the consolidated statements of operations and comprehensive income for fiscal year 2014:

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

The table below summarizes the effects of derivative instruments in the consolidated statements of operations and comprehensive income for fiscal year 2013:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$9,648	(3,382)	Interest expense	13,030
Income tax effect	(3,909)	1,381	Provision for income taxes	(5,290)
Net of income taxes	$5,739	(2,001)		7,740
(10) Other current liabilities
Other current liabilities at December 26, 2015 and December 27, 2014 consisted of the following (in thousands):

	December 26, 2015	December 27, 2014
Gift card/certificate liability	$176,080	151,127
Gift card breakage liability	23,955	25,893
Accrued salary and benefits	29,540	21,632
Accrued legal liabilities (see note 17(d))	18,267	24,648
Accrued interest	9,522	8,351
Accrued professional costs	4,814	9,381
Franchisee profit-sharing liability	8,406	1,074
Other	22,275	16,786
Total other current liabilities	$292,859	258,892

The increase in the gift card/certificate liability is due primarily to an increase in, and timing of, gift card activations. The increase in franchisee profit-sharing liability is due primarily to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program.

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

	December 26, 2015	December 27, 2014
Leased property under capital leases (included in property and equipment)	$9,457	8,982
Accumulated depreciation	(3,437)	(2,872)
Net leased property under capital leases	$6,020	6,110
Capital lease obligations:
Current	$546	506
Long-term	7,497	7,575
Total capital lease obligations	$8,043	8,081
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

	December 26, 2015	December 27, 2014
Land	$27,654	28,235
Buildings	43,196	43,835
Leasehold improvements	139,409	140,171
Store, production, and other equipment	221	184
Construction in progress	783	1,482
Assets leased to others, gross	211,263	213,907
Accumulated depreciation	(78,453)	(75,607)
Assets leased to others, net	$132,810	138,300
Future minimum rental commitments to be paid and received by the Company at December 26, 2015 for all noncancelable leases and subleases are as follows (in thousands):

	Payments		Receipts	Net leases
	Capital leases	Operating leases	Subleases
Fiscal year:
2016	$1,425	56,752	(68,256)	(10,079)
2017	1,448	56,758	(68,352)	(10,146)
2018	1,464	55,620	(67,379)	(10,295)
2019	1,288	53,659	(64,761)	(9,814)
2020	1,074	50,816	(60,577)	(8,687)
Thereafter	9,691	404,942	(367,925)	46,708
Total minimum rental commitments	16,390	$678,547	(697,250)	(2,313)
Less amount representing interest	8,347
Present value of minimum capital lease obligations	$8,043

Rental expense under operating leases associated with franchised locations and company-operated locations is included in occupancy expenses—franchised restaurants and company-operated restaurant expenses, respectively, in the consolidated statements of operations. Rental expense under operating leases for all other locations, including corporate facilities, is included in general and administrative expenses, net, in the consolidated statements of operations. Total rental expense for all operating leases consisted of the following (in thousands):

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Base rentals	$54,290	53,130	53,462
Contingent rentals	6,348	6,071	5,869
Total rental expense	$60,638	59,201	59,331
Total rental income for all leases and subleases consisted of the following (in thousands):

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Base rentals	$70,033	67,945	66,540
Contingent rentals	30,389	29,718	29,542
Total rental income	$100,422	97,663	96,082
The impact of the amortization of our unfavorable operating leases acquired resulted in an increase in rental income and a decrease in rental expense as follows (in thousands):

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Increase in rental income	$793	847	973
Decrease in rental expense	982	1,188	1,204
Total increase in operating income	$1,775	2,035	2,177
Following is the estimated impact of the amortization of our unfavorable operating leases acquired for each of the next five years (in thousands):

	Decrease in rental expense	Increase in rental income	Total increase in operating income
Fiscal year:
2016	$879	718	1,597
2017	879	680	1,559
2018	845	631	1,476
2019	724	583	1,307
2020	613	508	1,121
(12) Segment information
The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income and franchise fees. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement and rental income. Dunkin’ Donuts U.S. also derives revenue through retail sales at company-operated restaurants and rental income. Baskin-Robbins International primarily derives its revenues from sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.
Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenues earned through certain licensing arrangements with third parties in which our brand names are used, including the licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement, revenues generated from online training programs for franchisees, and revenues from the sale of Dunkin’ Donuts products in certain international markets, all of which are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Dunkin’ Donuts U.S.	$591,062	548,697	521,179
Dunkin’ Donuts International	22,973	19,867	18,316
Baskin-Robbins U.S.	45,219	43,158	42,152
Baskin-Robbins International	118,997	122,456	120,333
Total reportable segment revenues	778,251	734,178	701,980
Other	32,682	14,531	11,860
Total revenues	$810,933	748,709	713,840
Revenues for foreign countries are represented by the Dunkin’ Donuts International and Baskin-Robbins International segments above. No individual foreign country accounted for more than 10% of total revenues for any fiscal year presented.
Amounts included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. The “Operating income adjustments excluded from reportable segments” amounts for fiscal year 2013 below include the $7.5 million charge related to the third-party product volume guarantee (see note 17(b)). Segment profit by segment was as follows (in thousands):

	Segment profit
	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Dunkin’ Donuts U.S.	$430,068	403,591	374,435
Dunkin’ Donuts International	12,713	12,103	7,453
Baskin-Robbins U.S.	28,726	27,496	26,608
Baskin-Robbins International	39,797	42,792	54,237
Total reportable segments	511,304	485,982	462,733
Corporate	(166,426)	(120,180)	(122,991)
Interest expense, net	(96,341)	(67,824)	(79,831)
Amortization of other intangible assets	(24,688)	(25,760)	(26,943)
Long-lived asset impairment charges	(623)	(1,484)	(563)
Loss on debt extinguishment and refinancing transactions	(20,554)	(13,735)	(5,018)
Other losses, net	(1,084)	(1,566)	(1,799)
Operating income adjustments excluded from reportable segments	—	300	(7,500)
Income before income taxes	$201,588	255,733	218,088
Net income (loss) of equity method investments, including amortization on intangibles resulting from the BCT Acquisition, is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Amounts reported as “Other” in the segment profit table below include the impairment charge recorded in fiscal year 2015 related to our investment in the Japan JV and the related reduction in depreciation and amortization, net of tax, as well as the reduction in depreciation and amortization, net of tax, reported by the South Korea JV as a result of the impairment charge recorded in fiscal year 2011 (see note 6). Net income (loss) of equity method investments by reportable segment was as follows (in thousands):

	Net income (loss) of equity method investments
	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Dunkin’ Donuts International	$1,295	1,794	480
Baskin-Robbins International	10,535	11,912	15,913
Total reportable segments	11,830	13,706	16,393
Other	(53,575)	1,140	1,977
Total net income (loss) of equity method investments	$(41,745)	14,846	18,370
Depreciation is reflected in segment profit for each reportable segment. Depreciation by reportable segments was as follows (in thousands):

	Depreciation
	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Dunkin’ Donuts U.S.	$12,229	12,207	12,816
Dunkin’ Donuts International	7	11	26
Baskin-Robbins U.S.	358	288	473
Baskin-Robbins International	60	62	84
Total reportable segments	12,654	12,568	13,399
Corporate	7,902	7,211	9,024
Total depreciation	$20,556	19,779	22,423
Property and equipment, net by geographic region as of December 26, 2015 and December 27, 2014 is based on the physical locations within the indicated geographic regions and are as follows (in thousands):

	December 26, 2015	December 27, 2014
United States	$182,456	181,898
International	158	163
Total property and equipment, net	$182,614	182,061
(13) Stockholders’ equity (deficit)
(a) Common stock
Common shares issued and outstanding included in the consolidated balance sheets include vested and unvested restricted shares. Common stock in the consolidated statements of stockholders’ equity (deficit) excludes unvested restricted shares.
(b) Treasury stock
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
On February 5, 2015, the Company entered into an accelerated share repurchase agreement (the “February 2015 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the February 2015 ASR Agreement, the Company paid the financial institution $400.0 million in cash and received a delivery of 8,226,297 shares of the Company’s common stock in fiscal year 2015 based on a weighted average cost per share of $48.62 over the term of the February 2015 ASR Agreement.
On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “October ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the October ASR Agreement, the Company paid the financial institution $125.0 million from cash on hand and received an initial delivery of 2,527,167 shares of the Company’s common stock in October 2015, representing an estimate of 80% of the total shares expected to be delivered under the October ASR Agreement. Upon the final settlement of the October ASR Agreement, subsequent to fiscal year 2015, the Company received an additional delivery of 483,913 shares of its common stock based on a weighted average cost per share of $41.51 over the term of the October ASR Agreement.
Additionally, during fiscal year 2015, the Company repurchased a total of 2,106,881 shares of common stock in the open market at a weighted average cost per share of $47.47 from existing stockholders.
The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $600.0 million during fiscal year 2015 for the shares repurchased under the accelerated share repurchase agreements and in the open market, based on the fair market value of the shares on the dates of repurchase and direct costs incurred. Additionally, the Company recorded a decrease in additional paid-in capital of $25.0 million related to the remaining cash paid under the October ASR agreement since the final settlement was not completed as of December 26, 2015. During fiscal year 2015, the Company retired 12,833,178 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $599.0 million and $129.4 million, respectively, and an increase in accumulated deficit of $469.5 million.
On February 4, 2016, the Company entered into an accelerated share repurchase agreement (the “February 2016 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the February ASR Agreement, the Company paid the financial institution $30.0 million from cash on hand and received an initial delivery of 553,506 shares of the Company’s common stock on February 9, 2016, representing an estimate of 80% of the total shares expected to be delivered under the February 2016 ASR Agreement. At settlement, the financial institution may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make a cash payment to the financial institution. Final settlement of the February 2016 ASR Agreement is expected to be completed in the first quarter of fiscal year 2016.
(c) Accumulated other comprehensive loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains (losses) on interest rate swaps	Unrealized gain (loss) on pension plan (1)	Other	Accumulated other comprehensive income
Balances at December 27, 2014	$(13,738)	3,716	(2,874)	(1,081)	(13,977)
Other comprehensive income (loss)	(6,721)	(1,273)	2,874	(949)	(6,069)
Balances at December 26, 2015	$(20,459)	2,443	—	(2,030)	(20,046)
(1) Upon settlement of the pension plan, unrealized losses were reclassified to general and administrative expenses, net, during the second quarter of fiscal year 2015 (see note 18).

(d) Dividends
During fiscal year 2015, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2015:
First quarter	$0.265	$25,688	March 18, 2015
Second quarter	0.265	25,127	June 17, 2015
Third quarter	0.265	25,197	September 2, 2015
Fourth quarter	0.265	24,504	December 2, 2015
During fiscal year 2014, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2014:
First quarter	$0.23	$24,520	March 19, 2014
Second quarter	0.23	24,239	June 4, 2014
Third quarter	0.23	23,997	September 3, 2014
Fourth quarter	0.23	24,019	December 3, 2014
On February 4, 2016, we announced that our board of directors approved an increase to the next quarterly dividend to $0.30 per share of common stock, payable March 16, 2016 to shareholders of record as of the close of business on March 7, 2016.
(14) Equity incentive plans
The Dunkin’ Brands Group, Inc. 2015 Omnibus Long-Term Incentive Plan (the “2015 Plan”) was adopted in May 2015. A maximum of 6,200,000 shares of common stock may be delivered in satisfaction of awards under the 2015 Plan. The 2015 Plan is the only plan under which the Company will grant awards. Historically, the Company granted awards under the Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (the “2011 Plan”) and the 2006 Executive Incentive Plan, as amended (the “2006 Plan”) prior to the 2015 Plan.
The Company also established an employee stock purchase plan (“ESPP”), effective October 1, 2015, that permits eligible employees to contribute up to 10% of their base earnings toward purchase of common stock of the Company. The purchase price is 90% of the closing price of the stock on the last business day of the six-month offering period. The aggregate number of shares of common stock that may be purchased under the plan is 500,000. No shares have been purchased under the ESPP as of December 26, 2015.
Total share-based compensation expense, which is included in general and administrative expenses, net, consisted of the following (in thousands):

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
2006 Plan—nonexecutive and 2011 Plan stock options	$10,519	6,978	4,830
2011 Plan restricted shares	1,967	1,456	—
Restricted stock units	3,408	2,419	1,513
Other	198	434	980
Total share-based compensation	$16,092	11,287	7,323
Total related tax benefit	$6,512	4,567	2,958
The actual tax benefit realized from stock options exercised during fiscal years 2015, 2014, and 2013 was $13.1 million, $11.5 million, and $15.9 million respectively.
2006 Plan—nonexecutive and 2011 Plan stock options
During fiscal years 2015, 2014, and 2013, the Company granted options to certain employees to purchase 1,621,899, 1,406,308, and 1,177,999 shares, respectively, of common stock under the 2011 Plan. Additionally, the Company had granted options to nonexecutives to purchase shares of common stock under the 2006 Plan in prior years. The nonexecutive options and

2011 Plan options vest in equal annual amounts over either a 4- or 5-year period subsequent to the grant date, and as such are subject to a service condition, and also fully vest upon a change of control. The requisite service period over which compensation cost is being recognized is either 4 or 5 years. The maximum contractual term of the nonexecutive and 2011 Plan options is 7 or 10 years.
The fair value of nonexecutive and 2011 Plan options were estimated on the date of grant using the Black-Scholes option pricing model. This model is impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. The following weighted average assumptions were utilized in determining the fair value of the 2011 Plan options granted during fiscal years 2015, 2014, and 2013:

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Weighted average grant-date fair value of share options granted	$8.66	$10.65	$9.92
Weighted average assumptions:
Risk-free interest rate	1.5%	1.5%	1.2%
Expected volatility	25.0%	26.3%	33.0%
Dividend yield	2.2%	1.8%	2.0%
Expected term (years)	4.91	4.96	6.25
The expected term was primarily estimated utilizing the simplified method. We utilized the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term. Expected volatility was estimated based on historical volatility of peer companies over a period equivalent to the expected term, as well as considering the Company’s historical volatility since its initial public offering. Additionally, the dividend yield was estimated based on dividends currently being paid on the underlying common stock at the date of grant. Estimated and actual forfeitures have not had a material impact on share-based compensation expense.
A summary of the status of the Company’s nonexecutive and 2011 Plan options as of December 26, 2015 and changes during fiscal year 2015 is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Share options outstanding at December 27, 2014	3,016,769	$40.91	6.9
Granted	1,621,899	47.39
Exercised	(286,975)	29.05
Forfeited or expired	(101,935)	41.37
Share options outstanding at December 26, 2015	4,249,758	44.18	6.0	$12.6
Share options exercisable at December 26, 2015	1,062,581	36.39	6.0	9.1

The total grant-date fair value of nonexecutive and 2011 Plan stock options vested during fiscal years 2015, 2014, and 2013 was $7.4 million, $4.6 million, and $2.9 million, respectively. The total intrinsic value of nonexecutive and 2011 Plan stock options exercised was $6.7 million, $3.7 million, and $4.1 million for fiscal years 2015, 2014, and 2013, respectively. As of December 26, 2015, there was $21.4 million of total unrecognized compensation cost related to nonexecutive and 2011 Plan options. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2.5 years.
Restricted stock units
The Company typically grants restricted stock units to certain employees and non-employee members of our board of directors. Restricted stock units granted to employees generally vest in three equal installments on each of the first three annual anniversaries of the grant date. Restricted stock units granted to our non-employee members of our board of directors generally vest in one installment on the first anniversary of the grant date.

A summary of the changes in the Company’s restricted stock units during fiscal year 2015 is presented below:

	Number of shares	Weighted average grant-date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Nonvested restricted stock units at December 27, 2014	122,483	$43.40	1.5
Granted	87,307	46.21
Vested	(61,879)	42.66
Forfeited	(9,564)	44.55
Nonvested restricted stock units at December 26, 2015	138,347	45.42	1.4	$5.9
The fair value of each restricted stock unit is determined on the date of grant based on our closing stock price. As of December 26, 2015, there was $3.5 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.6 years. The total grant-date fair value of restricted stock units vested during fiscal years 2015, 2014, and 2013 was $2.6 million, $1.8 million, and $448 thousand, respectively.
2011 Plan nonvested (restricted) shares
During fiscal year 2014, the Company granted restricted shares of 27,096. The restricted shares vest in full on July 31, 2016 based on a service condition, and have a grant-date fair value of $51.67 per share, which was determined on the date of grant based on the Company’s closing stock price. During fiscal year 2015, the Company granted restricted shares of 21,101. The restricted shares vest in equal installments in February 2018 and 2019 based on a service condition, and have a grant-date fair value of $47.39 per share, which was determined on the date of grant based on the Company’s closing stock price. As of December 26, 2015, there was $1.1 million of total unrecognized compensation cost related to these restricted shares, which is expected to be recognized over a weighted average period of approximately 2.4 years.
In addition, during fiscal year 2014, the Company granted 150,000 contingently issuable restricted shares. The contingently issuable restricted shares are eligible to vest on December 31, 2018, subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the median total shareholder return of the companies in the S&P 500 Composite Index. The contingently issuable restricted shares were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $37.94 per share. As of December 26, 2015, there was $3.5 million of total unrecognized compensation cost related to these restricted shares, which is expected to be recognized over a period of approximately 3.0 years.
As of December 26, 2015, total 2011 Plan restricted shares of 198,197 remained unvested.
(15) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Net income attributable to Dunkin’ Brands—basic and diluted	$105,227	176,357	146,903
Weighted average number of common shares:
Common—basic	96,045,232	105,398,899	106,501,733
Common—diluted	97,131,674	106,705,778	108,217,011
Earnings per common share:
Common—basic	$1.10	1.67	1.38
Common—diluted	1.08	1.65	1.36
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,086,442, 1,306,879, and 1,715,278 equity awards for fiscal years 2015, 2014, and 2013, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards outstanding for which the contingent vesting criteria were not yet met as of the fiscal period end. As of December 26, 2015 and December 27, 2014, there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. As of December 28, 2013, there were no contingently issuable equity awards and for which the contingent vesting criteria was not yet met. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 2,985,215, 1,373,379, and 1,100,275 equity awards for fiscal years 2015, 2014, and 2013, respectively, as they would be antidilutive.
(16) Income taxes
Income (loss) before income taxes was attributed to domestic and foreign taxing jurisdictions as follows (in thousands):

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Domestic operations	$234,410	231,549	195,277
Foreign operations	(32,822)	24,184	22,811
Income before income taxes	$201,588	255,733	218,088
The components of the provision for income taxes were as follows (in thousands):

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Current:
Federal	$90,586	82,925	70,696
State	23,694	23,146	11,758
Foreign	3,186	(1,262)	2,521
Current tax provision	$117,466	104,809	84,975
Deferred:
Federal	$(19,034)	(22,644)	(11,915)
State	(3,060)	(1,861)	(984)
Foreign	987	(134)	(292)
Deferred tax benefit	(21,107)	(24,639)	(13,191)
Provision for income taxes	$96,359	80,170	71,784
The provision for income taxes from continuing operations differed from the expense computed using the statutory federal income tax rate of 35% due to the following:

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Computed federal income tax expense, at statutory rate	35.0%	35.0%	35.0%
Impairment of investment in Japan JV	9.4	—	—
State income taxes	6.6	5.7	4.7
Benefits and taxes related to foreign operations	(4.4)	(3.5)	(4.3)
Conversion of foreign subsidiary	—	(3.3)	—
Other permanent differences	0.6	0.1	0.2
Changes in enacted tax rates and apportionment	—	0.1	0.8
Uncertain tax positions	—	(2.5)	(3.2)
Other, net	0.6	(0.3)	(0.3)
Effective tax rate	47.8%	31.3%	32.9%
The increase in the effective tax rate for fiscal year 2015 resulting from the impairment of our investment in the Japan JV resulted from the corresponding reduction in income before income taxes but for which there is no corresponding tax benefit.

During fiscal year 2014, the Company recorded a net tax benefit of $7.0 million related to the reversal of reserves for uncertain tax positions, including interest and penalties, net of federal and state tax benefit as applicable, for which settlement with the taxing authorities was reached or were otherwise deemed effectively settled. Additionally during fiscal year 2014, the Company recorded a net tax benefit of $8.5 million related to the restructuring of our Canadian subsidiaries, which included a legal entity conversion of Dunkin’ Brands Canada, Ltd. (“DBCL”) to a British Columbia unlimited liability company. The net tax benefit from the Canadian legal entity conversion resulted primarily from a worthless securities deduction for the tax basis of DBCL and the revaluation of DBCL’s deferred tax assets and liabilities at the applicable U.S. deferred tax rate, partially offset by income recognized for the tax basis of DBCL’s assets.
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
The components of deferred tax assets and liabilities were as follows (in thousands):

	December 26, 2015		December 27, 2014
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets(1)	Deferred tax liabilities(1)
Allowance for doubtful accounts	$4,484	—	3,377	—
Capital leases	3,256	—	3,066	—
Rent	10,132	—	8,922	—
Property and equipment	419	—	—	4,451
Deferred compensation liabilities	15,155	—	10,645	—
Deferred gift cards and certificates	20,909	—	20,549	—
Deferred income	12,064	—	10,311	—
Real estate reserves	1,060	—	1,223	—
Franchise rights and other intangibles	—	559,332	—	567,751
Unused net operating losses and foreign tax credits	14,233	—	10,444	—
Other current liabilities	7,708	—	13,033	—
Capital loss	162	—	179	—
Other	—	337	780	768
	89,582	559,669	82,529	572,970
Valuation allowance	(793)	—	(682)	—
Total	$88,789	559,669	81,847	572,970

(1)
As a result of the retrospective adoption of recent accounting guidance to simplify the presentation of deferred income taxes (see note 2), current deferred income tax assets as of December 27, 2014 were reclassified from current to noncurrent to conform to current period presentation.

At December 26, 2015, the Company had $10.7 million of unused foreign tax credits, which expire in fiscal years 2021, 2024, and 2025. At December 26, 2015, the Company had net operating loss carryforwards in certain international jurisdictions of approximately $7.4 million, and recorded a deferred tax asset of $1.4 million, net of valuation allowance, related to such loss carryforwards.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes, as of December 26, 2015, with the exception of net operating loss carryforwards attributable to our subsidiaries in Spain and the United Kingdom, it is more likely than not that the Company will realize the benefits of the deferred tax assets.
The Company has not recognized a deferred tax liability of $6.6 million for the undistributed earnings of foreign operations, net of foreign tax credits, relating to our foreign joint ventures that arose in fiscal year 2015 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to permanently reinvest undistributed earnings. As of December 26, 2015 and December 27, 2014, the undistributed earnings of these joint ventures were approximately $128.2 million and $136.7 million, respectively.
The Company has not recognized a deferred tax liability of $9.5 million for the undistributed earnings of our foreign subsidiaries since such earnings are considered indefinitely reinvested outside the United States. As of December 26, 2015 and December 27, 2014, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $18.3 million and $8.5 million, respectively. If in the future we decide to repatriate such foreign earnings, we could incur incremental U.S. federal and state income tax. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
At December 26, 2015 and December 27, 2014, the total amount of unrecognized tax benefits related to uncertain tax positions was $2.7 million and $3.7 million, respectively. At December 26, 2015 and December 27, 2014, the Company had approximately $1.3 million and $1.2 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company recorded net income tax expense of $0.1 million during fiscal year 2015 and net income tax benefits of $2.3 million and $5.8 million during fiscal years 2014 and 2013, respectively, for potential interest and penalties related to uncertain tax positions. At December 26, 2015 and December 27, 2014, there were $1.1 million and $2.0 million, respectively, of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.
The Company’s major tax jurisdictions subject to income tax are the United States and Canada. For Canada, the Company has open tax years dating back to tax years ended December 2006 and finalized its audit for the tax periods 2009 through 2012 during fiscal year 2014. In the United States, the Company has been audited by the IRS through fiscal year 2010 and is currently under audit in various jurisdiction for tax periods after December 2010.
A summary of the changes in the Company’s unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Balance at beginning of year	$3,672	8,213	15,428
Increases related to prior year tax positions	—	488	855
Increases related to current year tax positions	111	96	219
Decreases related to prior year tax positions	(301)	(4,567)	(3,091)
Decreases related to settlements	(636)	(296)	(4,797)
Effect of foreign currency adjustments	(193)	(262)	(401)
Balance at end of year	$2,653	3,672	8,213
(17) Commitments and contingencies
(a) Lease commitments
The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under noncancelable operating and capital lease arrangements (see note 11).
(b) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $2.0 million and $2.2 million at December 26, 2015 and December 27, 2014, respectively. At December 26, 2015 and December 27, 2014, there were no amounts under such guarantees that were due. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis.

Supply Chain Guarantees
In 2012, the Company entered into a third-party guarantee with a distribution facility of franchisee products that guarantees franchisees would sell a certain volume of cooler beverages each year over a 4-year period. During fiscal year 2013, the Company determined that the franchisees would not achieve the required sales volume, and therefore, the Company accrued the maximum guarantee under the agreement of $7.5 million, which is included in general and administrative expenses, net in the consolidated statements of operations. The Company made the full required guarantee payment during fiscal year 2014. No additional guarantee payments will be required under the agreement.
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of December 26, 2015 and December 27, 2014, the Company was contingently liable under such supply chain agreements for approximately $157.8 million and $55.8 million, respectively. The increase in contingent liabilities from the prior year is primarily due to the Company entering into an amended and restated agreement with a supplier during the third quarter of fiscal year 2015 upon expiration of the original agreement, under which the Company guarantees franchisees will purchase a certain volume of product each year over the term of the agreement. Similar to certain other supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued $507 thousand related to supply chain commitments as of December 27, 2014, which is included in other current liabilities in the consolidated balance sheets. There was no accrual required as of December 26, 2015 related to these commitments.
Lease Guarantees
The Company is contingently liable on certain lease agreements typically resulting from assigning our interest in obligations under property leases as a condition of refranchising certain restaurants and the guarantee of certain other leases. These leases have varying terms, the latest of which expires in 2024. As of December 26, 2015 and December 27, 2014, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $3.7 million and $6.3 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(c) Letters of credit
At December 26, 2015 and December 27, 2014, the Company had standby letters of credit outstanding for a total of $26.3 million and $2.9 million, respectively. There were no amounts drawn down on these letters of credit.
(d) Legal matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million during the first quarter of fiscal year 2015, which is recorded within general and administrative expenses, net in the consolidated statements of operations, resulting in an estimated liability of $18.1 million as of December 26, 2015. The Company has sought leave to appeal with the Supreme Court of Canada in the Bertico litigation.
Additionally, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At December 26, 2015 and December 27, 2014, contingent liabilities, excluding the Bertico litigation, totaling $215 thousand and $765 thousand, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses which may be incurred in connection with these matters.

(18) Retirement plans
401(k) Plan
Employees of the Company, excluding employees of certain international subsidiaries and certain employees of company-operated stores, are eligible to participate in a defined contribution retirement plan, the Dunkin’ Brands 401(k) Retirement Plan (“401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 80% of their pre-tax eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company. The Company matched participants’ contributions during fiscal years 2015, 2014, and 2013, up to a maximum of 4% of the employee’s eligible compensation. Employer contributions totaled $3.2 million for each of the fiscal years 2015 and 2014 and $3.1 million for fiscal year 2013. The 401(k) Plan also provides for a discretionary contribution in addition to matching contributions. No such discretionary contributions were made during fiscal years 2015, 2014, and 2013.
NQDC Plans
The Company, excluding employees of certain international subsidiaries, also offers certain qualifying individuals, as defined by the Employee Retirement Income Security Act (“ERISA”), the ability to participate in the NQDC Plans. The NQDC Plans allow for pre-tax contributions of up to 50% of a participant’s base annual salary and other forms of compensation, as defined. The Company credits the amounts deferred with earnings and holds investments in company-owned life insurance to partially offset the Company’s liabilities under the NQDC Plans. The NQDC Plans liability, included in other long-term liabilities in the consolidated balance sheets, was $9.1 million and $8.5 million at December 26, 2015 and December 27, 2014, respectively. As of December 26, 2015 and December 27, 2014, total investments held for the NQDC Plan were $5.8 million and $3.0 million, respectively, and are included in other assets in the consolidated balance sheets.
Canadian Pension Plan
The Company sponsored a contributory defined benefit pension plan in Canada, The Baskin-Robbins Employees’ Pension Plan (“Canadian Pension Plan”), which provided retirement benefits for the majority of its Canadian employees.
During fiscal year 2012, the Company’s board of directors approved a plan to close the Peterborough, Ontario, Canada manufacturing plant, where the majority of the Canadian Pension Plan participants were employed. As a result of the closure, the Company terminated the Canadian Pension Plan in fiscal year 2012, and the Financial Services Commission of Ontario approved the termination of the plan in fiscal year 2014. During fiscal year 2015, the Company completed the final settlement of the plan by funding the plan deficit and distributing substantially all plan assets through lump-sum distributions to participants and the purchase of annuities. The settlement of the Canadian Pension Plan resulted in the recognition of a loss of $4.1 million, which was reclassified from accumulated other comprehensive loss to general and administrative expenses, net during fiscal year 2015.
(19) Related-party transactions
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Fiscal year ended
	December 26, 2015	December 27, 2014	December 28, 2013
Japan JV	$1,378	1,790	2,097
South Korea JV	4,288	4,602	4,156
Spain JV	68	123	130
	$5,734	6,515	6,383
At December 26, 2015 and December 27, 2014, the Company had $1.1 million and $1.4 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $3.2 million, $2.6 million, and $3.8 million, in fiscal years 2015, 2014, and 2013, respectively, primarily for the purchase of ice cream products.
In prior fiscal years, the Company made loans of $2.7 million to the Spain JV, which were subsequently reserved (see note 6). As of December 26, 2015 and December 27, 2014, the Company had $2.1 million and $2.5 million, respectively, of notes receivable from the Spain JV, of which $2.1 million and $2.3 million were reserved, respectively. The notes receivable, net of the reserve, are included in other assets in the consolidated balance sheets.
During fiscal years 2015 and 2014, the Company recognized sales of ice cream and other products of $4.0 million and $5.8 million, respectively, in the consolidated statements of operations from the sale of ice cream products to the Australia JV. As of December 26, 2015 and December 27, 2014, the Company had $3.1 million of net receivables from the Australia JV, consisting of accounts and notes receivable, net of current liabilities.

(20) Allowance for doubtful accounts
The changes in the allowance for doubtful accounts were as follows (in thousands):

	Accounts receivable	Short-term notes and other receivables	Long-term notes and other receivables
Balance at December 29, 2012	$2,483	1,204	—
Provision for (recovery of) doubtful accounts, net	1,015	(339)	2,808
Write-offs and other	(899)	(206)	—
Balance at December 28, 2013	2,599	659	2,808
Provision for (recovery of) doubtful accounts, net	1,796	(14)	1,039
Write-offs and other	(513)	633	100
Balance at December 27, 2014	3,882	1,278	3,947
Provision for (recovery of) doubtful accounts, net	3,705	(117)	(245)
Write-offs and other	(1,960)	(154)	373
Balance at December 26, 2015	$5,627	1,007	4,075
(21) Quarterly financial data (unaudited)

	Three months ended
	March 28, 2015	June 27, 2015	September 26, 2015	December 26, 2015
	(In thousands, except per share data)
Total revenues	$185,905	211,424	209,807	203,797
Operating income	83,740	92,588	99,763	43,476
Net income (loss) attributable to Dunkin’ Brands	25,631	42,318	46,216	(8,938)
Earnings (loss) per share:
Common—basic	0.26	0.44	0.49	(0.10)
Common—diluted	0.25	0.44	0.48	(0.10)

	Three months ended
	March 29, 2014	June 28, 2014	September 27, 2014	December 27, 2014
	(In thousands, except per share data)
Total revenues	$171,948	190,908	192,640	193,213
Operating income	69,097	87,557	92,480	89,724
Net income attributable to Dunkin’ Brands	22,956	46,191	54,697	52,513
Earnings per share:
Common—basic	0.22	0.44	0.52	0.50
Common—diluted	0.21	0.43	0.52	0.50

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 26, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 26, 2015, such disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 26, 2015 based on the framework and criteria established in Internal Control–Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 26, 2015.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of December 26, 2015, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dunkin’ Brands Group, Inc.:
We have audited Dunkin’ Brands Group, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dunkin’ Brands Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dunkin’ Brands Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 26, 2015, and our report dated February 18, 2016 expressed an unqualified opinion on those consolidated financial statements.

Our report on the consolidated financial statements refers to a change in the method of accounting for deferred income taxes and debt issuance costs as of December 26, 2015 upon the early adoption of Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes, and Accounting Standards Update No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, respectively.

/s/ KPMG LLP
Boston, Massachusetts
February 18, 2016

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 18, 2016.

Nigel Travis, age 66, has served as Chief Executive Officer of Dunkin’ Brands since January 2009 and assumed the additional role of Chairman of the Board in May 2013. From 2005 through 2008, Mr. Travis served as President and Chief Executive Officer, and on the board of directors of Papa John’s International, Inc., a publicly-traded international pizza chain. Prior to Papa John’s, Mr. Travis was with Blockbuster, Inc. from 1994 to 2004, where he served in increasing roles of responsibility, including President and Chief Operating Officer. Mr. Travis previously held numerous senior positions at Burger King Corporation. Mr. Travis currently serves as the Lead Director of Office Depot, Inc. and formerly served on the boards of Lorillard, Inc. and Bombay Company, Inc.

Paul Carbone, age 49, was named Senior Vice President and Chief Financial Officer on June 4, 2012. Prior to that, Mr. Carbone had served as Vice President, Financial Management of Dunkin’ Brands since 2008. Prior to joining Dunkin’ Brands, he most recently served as Senior Vice President and Chief Financial Officer for Tween Brands, Inc. Before Tween Brands, Mr. Carbone spent seven years with Limited Brands, Inc., where his roles included Vice President, Finance, for Victoria’s Secret. Mr. Carbone serves on the board of directors of Snap Fitness, a global franchisor of fitness facilities, as well as the National DCP, LLC, the Dunkin’ Donuts franchisee-owned purchasing and distribution cooperative.

Jack Clare, age 45, was appointed Chief Information and Strategy Officer in March 2015. Mr. Clare joined Dunkin’ Brands in July 2012, and prior to his current position, he served as Chief Information Officer. Prior to joining Dunkin’ Brands, Mr. Clare served as Vice President, IT and Chief Information Officer for Yum! Restaurants International, where he had responsibility for the IT strategy for more than 14,000 restaurants in over 120 countries, primarily for the KFC, Pizza Hut and Taco Bell brands. Before Yum!, Mr. Clare spent seven years with Constellation Brands, most recently as their Vice President, Technical Services. He also spent three years with Sapient Corporation in various IT management roles and 7 years on active duty as an officer in the U.S. Air Force.

John Costello, age 68, joined Dunkin’ Brands in 2009 and currently serves as President, Global Marketing & Innovation. Prior to joining Dunkin’ Brands, Mr. Costello was an independent consultant and served as President and CEO of Zounds, Inc., an early stage developer and hearing aid retailer, from September 2007 to January 2009. Following his departure, Zounds filed for bankruptcy in March 2009. From October 2006 to August 2007, he served as President of Consumer and Retail for Solidus Networks, Inc. (d/b/a Pay By Touch), which filed for bankruptcy in March 2008. Mr. Costello previously served as the Executive Vice President of Merchandising and Marketing at The Home Depot, Senior Executive Vice President of Sears, and Chief Global Marketing Officer of Yahoo!. He has also held leadership roles at several companies, including serving as President of Nielsen Marketing Research U.S. Mr. Costello currently serves on the board of directors of Fantex, Inc. and was a director of Ace Hardware Corporation from June 2009 to February 2014.

Richard Emmett, age 60, was named Chief Legal and Human Resources Officer in January 2014, and prior to that, served as Senior Vice President and General Counsel since joining Dunkin' Brands in December 2009. Mr. Emmett joined Dunkin’ Brands from QCE HOLDING LLC (Quiznos) where he served as Executive Vice President, Chief Legal Officer and Secretary. Prior to Quiznos, Mr. Emmett served in various roles including as Senior Vice President, General Counsel and Secretary for Papa John’s International. Mr. Emmett currently serves on the board of directors of Francesca’s Holdings Corporation, is a member of Francesca’s audit committee, and serves as Chair of that company’s compensation committee. In addition, Mr. Emmett serves on the board of directors of the International Franchise Association.

Bill Mitchell, age 51, joined Dunkin’ Brands in August 2010, and currently serves as President, Dunkin' Brands International. Prior to his current appointment, Mr. Mitchell served as President, Baskin-Robbins U.S. and Canada, and Dunkin' Donuts and Baskin-Robbins China, Japan and South Korea. Mr. Mitchell joined Dunkin’ Brands from Papa John’s International, where he had served in a variety of roles since 2000, including President of Global Operations, President of Domestic Operations, Operations VP, Division VP and Senior VP of Domestic Operations. Prior to Papa John’s, Mr. Mitchell was with Popeyes, a division of AFC Enterprises where he served in various capacities including Senior Director of Franchise Operations.

Scott Murphy, age 43, currently serves as Senior Vice President, Operations, Dunkin' Donuts U.S. and Canada. Mr. Murphy joined Dunkin’ Brands in 2004 and prior to his current position, served as Senior Vice President and Chief Supply Officer. Mr. Murphy’s prior experience includes 10 years of global management consulting with A.T. Kearney. Mr. Murphy serves on the board of directors of the National Coffee Association of America, and previously served on the board of directors of the International Food Service Manufacturers Association and the National DCP, LLC.

Karen Raskopf, age 61, joined Dunkin’ Brands in 2009 and currently serves as Senior Vice President and Chief Communications Officer. Prior to joining Dunkin’ Brands, she spent 12 years as Senior Vice President, Corporate Communications for Blockbuster, Inc. She also served as head of communications for 7-Eleven, Inc.

Paul Twohig, age 62, joined Dunkin’ Donuts U.S. in October 2009 and currently serves as President, Dunkin' Donuts U.S. and Canada. Prior to joining Dunkin’ Brands, Mr. Twohig served as a Division Senior Vice President for Starbucks Corporation from December 2004 to March 2009. Mr. Twohig also previously served as Chief Operating Officer for Panera Bread Company.

Weldon Spangler, age 50, was appointed Senior Vice President, Baskin-Robbins U.S. and Canada in October 2015. Mr. Spangler joined Dunkin’ Brands in 2010, and prior to his current position, he served as Vice President, Dunkin’ Donuts Operations U.S. and Canada. Prior to joining Dunkin’ Brands, Mr. Spangler held various leadership positions with Starbucks Corporation and immediately prior to joining Dunkin’ Brands, Mr. Spangler was a Division Vice President for Knowledge Universe, an education services firm.

John Varughese, age 50, joined Dunkin’ Brands in 2002 and currently serves as Vice President, International. Prior to his current position, Mr. Varughese served as Vice President, Baskin-Robbins International Operations and Managing Director of Baskin-Robbins Worldwide.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 26, 2015 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

10.7*	Dunkin’ Brands Group, Inc. 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204454)

10.8*	Dunkin’ Brands Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204456)

10.9*
Dunkin’ Brands Group, Inc. Annual Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed the with SEC on August 6, 2014)

10.10*
Amended and Restated Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 19, 2015)

10.11*
First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.12*
Amendment No. 1 to First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on December 3, 2012)

10.13*
Amendment No. 2 to First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on March 5, 2014)

10.14*
Offer Letter to John Costello dated September 30, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.15*
Offer Letter to Paul Twohig dated September 10, 2009 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.16*
Offer Letter to William Mitchell dated August 2, 2010 (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011, File No. 001-35258, filed with the SEC on March 16, 2012)

10.17*	Offer Letter to Paul Carbone dated June 4, 2012 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.18*	Form of amendment to Offer Letters (incorporated by reference to Exhibit 10.16(a) to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.19*
Restricted Stock Award Agreement of Nigel Travis, dated February 28, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on March 5, 2014)

10.20*
Executive Stock Option Award of Paul Twohig, dated February 28, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on May 7, 2014)

10.21*
Executive Restricted Stock Award of John Costello, dated February 28, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on May 7, 2014)

10.22
Form of Non-Competition/Non-Solicitation/Confidentiality Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.23
Form of Base Indenture dated January 26, 2015 between DB Master Finance LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.24
Form of Series 2015-1 Supplement to Base Indenture dated January 26, 2015 between DB Master Finance LLC, as Master Issuer of the Series 2015-1 fixed rate senior secured notes, Class A-2, and Series 2015-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2015-1 Securities Intermediary (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.25
Form of Class A-1 Note Purchase Agreement dated January 26, 2015 among DB Master Finance LLC, as Mastter Issuer, DB Master Finance Parent LLC, DB Franchising Holding Company LLC, DB Mexican Franchising LLC, DD IP Holder LLC, BR IP Holder, BR UK Franchising LLC, Dunkin’ Donuts Franchising LLC, Baskin-Robbins Franchising LLC, DB Real Estate Assets I LLC, DB Real Estate Assets II LLC, each as Guarantor, Dunkin’ Brands, Inc., as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Centrale Raiffeisen-Boerenleenbank, B.A.,“Rabobank Nederland,” New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.26
Form of Guarantee and Collateral Agreement dated January 26, 2015 among DB Master Finance Parent LLC, DB Franchising Holding Company LLC, DB Mexican Franchising LLC, DD IP Holder LLC, BR IP Holder, BR UK Franchising LLC, Dunkin’ Donuts Franchising LLC, Baskin-Robbins Franchising LLC, DB Real Estate Assets I LLC, DB Real Estate Assets II LLC, each as a Guarantor, in favor of Citibank, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.27
Form of Management Agreement dated January 26, 2015 among DB Master Finance, DB Master Finance Parent LLC, certain subsidiaries of DB Master Finance LLC party thereto, Dunkin’ Brands, Inc., as manager, DB AdFund Administrator LLC, Dunkin’ Brands (UK) Limited, as Sub-Managers, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.28
Form of Fixed Dollar Accelerated Share Repurchase Transaction Confirmation dated February 5, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on February 6, 2015)

10.29	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.30
Lease between 130 Royall, LLC and Dunkin’ Brands, Inc., dated as of December 20, 2013 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 20, 2014)

10.31	Form of Baskin-Robbins Franchise Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.32	Form of Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.33
Form of Combined Baskin-Robbins and Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.34	Form of Dunkin’ Donuts Store Development Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.35	Form of Baskin-Robbins Store Development Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.36	Executive Restricted Stock Award - Paul Carbone (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on May 6, 2015)

10.37
Form of Fixed Dollar Accelerated Share Repurchase Confirmation (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on October 23, 2015)

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
Date: February 18, 2016

DUNKIN’ BRANDS GROUP, INC.

By:	/s/ Nigel Travis
Name:	Nigel Travis
Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nigel Travis	Chairman and Chief Executive Officer (Principal Executive Officer)	February 18, 2016
Nigel Travis

/s/ Paul Carbone	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2016
Paul Carbone

/s/ Raul Alvarez	Director	February 18, 2016
Raul Alvarez

/s/ Irene Chang Britt	Director	February 18, 2016
Irene Chang Britt

/s/ Anthony DiNovi	Director	February 18, 2016
Anthony DiNovi

/s/ Michael Hines	Director	February 18, 2016
Michael Hines

/s/ Sandra Horbach	Director	February 18, 2016
Sandra Horbach

/s/ Mark Nunnelly	Director	February 18, 2016
Mark Nunnelly

/s/ Carl Sparks	Director	February 18, 2016
Carl Sparks

/s/ Joseph Uva	Director	February 18, 2016
Joseph Uva