Form 10-Q
period 2016-03-26
DUNKIN' BRANDS GROUP, INC.
filed 2016-05-04
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 26, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of May 2, 2016, 91,643,204 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 26, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$223,524	260,430
Restricted cash	67,665	71,917
Accounts receivable, net of allowance for doubtful accounts of $5,846 and $5,627 as of March 26, 2016 and December 26, 2015, respectively	52,310	53,142
Notes and other receivables, net of allowance for doubtful accounts of $662 and $1,007 as of March 26, 2016 and December 26, 2015, respectively	22,043	75,218
Restricted assets of advertising funds	40,544	38,554
Prepaid income taxes	18,651	23,899
Prepaid expenses and other current assets	32,507	34,664
Total current assets	457,244	557,824
Property and equipment, net of accumulated depreciation of $115,112 and $111,625 as of March 26, 2016 and December 26, 2015, respectively	180,699	182,614
Equity method investments	111,690	106,878
Goodwill	889,131	889,588
Other intangible assets, net of accumulated amortization of $244,612 and $239,715 as of March 26, 2016 and December 26, 2015, respectively	1,395,456	1,401,208
Other assets	59,714	59,007
Total assets	$3,093,934	3,197,119
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$25,000	25,000
Capital lease obligations	533	546
Accounts payable	15,270	18,663
Liabilities of advertising funds	45,782	50,189
Deferred income	33,850	31,535
Other current liabilities	219,558	292,859
Total current liabilities	339,993	418,792
Long-term debt, net	2,415,909	2,420,600
Capital lease obligations	7,763	7,497
Unfavorable operating leases acquired	12,571	12,975
Deferred income	13,450	15,619
Deferred income taxes, net	471,907	476,510
Other long-term liabilities	66,933	65,869
Total long-term liabilities	2,988,533	2,999,070
Commitments and contingencies (note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 91,574,960 issued and 91,547,793 outstanding as of March 26, 2016; 92,668,211 shares issued and 92,641,044 shares outstanding as of December 26, 2015	91	92
Additional paid-in capital	868,284	876,557
Treasury stock, at cost; 27,167 shares as of March 26, 2016 and December 26, 2015	(1,075)	(1,075)
Accumulated deficit	(1,083,760)	(1,076,479)
Accumulated other comprehensive loss	(18,132)	(20,046)
Total stockholders’ deficit of Dunkin’ Brands	(234,592)	(220,951)
Noncontrolling interests	—	208
Total stockholders’ deficit	(234,592)	(220,743)
Total liabilities and stockholders’ deficit	$3,093,934	3,197,119

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 26, 2016	March 28, 2015
Revenues:
Franchise fees and royalty income	$123,783	115,325
Rental income	23,225	23,627
Sales of ice cream and other products	25,891	23,068
Sales at company-operated restaurants	5,670	6,558
Other revenues	11,207	17,327
Total revenues	189,776	185,905
Operating costs and expenses:
Occupancy expenses—franchised restaurants	13,196	13,518
Cost of ice cream and other products	17,234	15,346
Company-operated restaurant expenses	6,493	6,858
General and administrative expenses, net	61,195	57,840
Depreciation	5,133	5,110
Amortization of other intangible assets	5,761	6,200
Long-lived asset impairment charges	93	264
Total operating costs and expenses	109,105	105,136
Net income of equity method investments	2,964	2,947
Other operating income, net	1,698	24
Operating income	85,333	83,740
Other income (expense), net:
Interest income	149	122
Interest expense	(24,881)	(22,164)
Loss on debt extinguishment and refinancing transactions	—	(20,554)
Other losses, net	(370)	(545)
Total other expense, net	(25,102)	(43,141)
Income before income taxes	60,231	40,599
Provision for income taxes	23,077	15,174
Net income including noncontrolling interests	37,154	25,425
Net loss attributable to noncontrolling interests	—	(206)
Net income attributable to Dunkin’ Brands	$37,154	25,631
Earnings per share:
Common—basic	$0.41	0.26
Common—diluted	0.40	0.25
Cash dividends declared per common share	0.30	0.27
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 26, 2016	March 28, 2015
Net income including noncontrolling interests	$37,154	25,425
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(198) and $258 for the three months ended March 26, 2016 and March 28, 2015, respectively	2,257	1,379
Effect of interest rate swaps, net of deferred tax benefit of $217 for each of the three months ended March 26, 2016 and March 28, 2015	(318)	(318)
Other, net	(25)	(507)
Total other comprehensive income, net	1,914	554
Comprehensive income including noncontrolling interests	39,068	25,979
Comprehensive loss attributable to noncontrolling interests	—	(206)
Comprehensive income attributable to Dunkin’ Brands	$39,068	26,185
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 26, 2016	March 28, 2015
Cash flows from operating activities:
Net income including noncontrolling interests	$37,154	25,425
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,894	11,310
Amortization of debt issuance costs and original issue discount	1,559	1,371
Loss on debt extinguishment and refinancing transactions	—	20,554
Deferred income taxes	(4,251)	(6,261)
Provision for (recovery of) bad debt	42	(243)
Share-based compensation expense	4,140	3,672
Net income of equity method investments	(2,964)	(2,947)
Dividends received from equity method investments	746	5,283
Gain on sale of real estate	(1,692)	—
Other, net	(617)	(393)
Change in operating assets and liabilities:
Restricted cash	4,236	(65,772)
Accounts, notes, and other receivables, net	53,458	32,397
Prepaid income taxes, net	5,276	13,424
Other current assets	2	(6,875)
Accounts payable	(3,672)	(875)
Other current liabilities	(72,403)	(45,105)
Liabilities of advertising funds, net	(6,173)	(5,038)
Deferred income	144	2,534
Other, net	646	8,559
Net cash provided by (used in) operating activities	26,525	(8,980)
Cash flows from investing activities:
Additions to property and equipment	(3,184)	(6,233)
Proceeds from sale of real estate	2,645	—
Other, net	80	(1,499)
Net cash used in investing activities	(459)	(7,732)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,500,000
Repayment of long-term debt	(6,250)	(1,818,971)
Payment of debt issuance and other debt-related costs	—	(40,953)
Dividends paid on common stock	(27,395)	(25,688)
Repurchases of common stock, including accelerated share repurchases	(30,000)	(459,821)
Change in restricted cash	(6)	(6,900)
Exercise of stock options	1,086	1,209
Excess tax benefits from share-based compensation	538	1,424
Other, net	(1,122)	(886)
Net cash provided by (used in) financing activities	(63,149)	149,414
Effect of exchange rates on cash and cash equivalents	177	(389)
Increase (decrease) in cash and cash equivalents	(36,906)	132,313
Cash and cash equivalents, beginning of period	260,430	208,080
Cash and cash equivalents, end of period	$223,524	340,393
Supplemental cash flow information:
Cash paid for income taxes	$21,720	6,792
Cash paid for interest	23,644	12,955
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	596	718
Purchase of leaseholds in exchange for capital lease obligations	389	—
Noncash financing activities:
Repurchase of common stock included in accounts payable and other current liabilities	—	5,763
Debt issuance costs included in accounts payable and other current liabilities	—	396
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
(2) Summary of Significant Accounting Policies
(a) Unaudited Consolidated Financial Statements
The consolidated balance sheet as of March 26, 2016 and the consolidated statements of operations, comprehensive income, and cash flows for the three months ended March 26, 2016 and March 28, 2015 are unaudited.
The accompanying unaudited consolidated financial statements include the accounts of DBGI and its consolidated subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with U.S. GAAP have been recorded. Such adjustments consisted only of normal recurring items. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 26, 2015, included in the Company’s Annual Report on Form 10-K.
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three-month periods ended March 26, 2016 and March 28, 2015 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 26, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The data periods contained within the three- and twelve-month periods ending December 31, 2016 will reflect the results of operations for the 14-week and 53-week periods ending on those dates.
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

Financial assets and liabilities measured at fair value on a recurring basis as of March 26, 2016 and December 26, 2015 are summarized as follows (in thousands):

	March 26, 2016		December 26, 2015
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$5,673	5,673	5,802	5,802
Total assets	$5,673	5,673	5,802	5,802
Liabilities:
Deferred compensation liabilities	$9,676	9,676	9,068	9,068
Total liabilities	$9,676	9,676	9,068	9,068
The deferred compensation liabilities relate to the Dunkin’ Brands, Inc. non-qualified deferred compensation plans (“NQDC Plans”), which allows for pre-tax deferral of compensation for certain qualifying employees and directors. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds assets, which include company-owned life insurance policies, to partially offset the Company’s liabilities under the NQDC Plans. The changes in the fair value of any company-owned life insurance policies are derived using determinable cash surrender value. As such, the company-owned life insurance policies are classified within Level 2, as defined under U.S. GAAP.
The carrying value and estimated fair value of long-term debt as of March 26, 2016 and December 26, 2015 were as follows (in thousands):

	March 26, 2016		December 26, 2015
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$2,440,909	2,416,141	2,445,600	2,443,687
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of March 26, 2016 and December 26, 2015, one master licensee, including its majority-owned subsidiaries, accounted for approximately 23% and 13%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for the three months ended March 26, 2016 or March 28, 2015.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin’ Donuts and Baskin-Robbins products under licensing arrangements. As of December 26, 2015, net receivables for one of these third parties accounted for approximately 13% of total accounts and notes receivable. No third party receivables accounted for more than 10% of total accounts and notes receivable as of March 26, 2016.
(f) Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance is effective for the Company in fiscal year 2017 with early adoption permitted. The Company expects to adopt this new guidance in fiscal year 2017. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During fiscal year 2015 and the three months ended March 26, 2016, $11.5 million and $538 thousand, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted as of the respective dates. The Company is further evaluating the impact the adoption of this new standard will have on the Company’s accounting policies, consolidated financial statements, and related disclosures, as well as the transition methods.
In March 2016, the FASB issued new guidance related to the recognition of breakage for certain prepaid stored-value products which requires breakage for those liabilities to be recognized in a way that is consistent with how it will be recognized under the new revenue recognition guidance, eliminating any current or future diversity in practice. This guidance is effective for the Company in fiscal year 2018 with early adoption permitted. The Company does not expect the adoption of this guidance to have any impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued a new standard for lease accounting, which replaces existing lease guidance. The new standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This standard is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new standard in fiscal year 2019 and is currently evaluating the impact the adoption of this new standard will have on the Company’s consolidated financial statements and related disclosures. The Company expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.
In May 2014, the FASB issued a new standard for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new standard provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard is effective for the Company in fiscal year 2018 with early adoption permitted in fiscal year 2017. The Company expects to adopt this new standard in fiscal year 2018 and is currently evaluating the impact the adoption of this new standard will have on the Company’s accounting policies, consolidated financial statements, and related disclosures, and has not yet selected a transition method.
(g) Reclassifications
The Company has revised the presentation of revenues and related costs from the sale of Dunkin’ Donuts products in certain international markets within the consolidated statements of operations due to the growth in and the nature of such transactions. To conform to the current period presentation, revenues totaling $477 thousand have been reclassified from other revenues to sales of ice cream and other products and expenses totaling $467 thousand have been reclassified from general and administrative expenses, net to cost of ice cream and other products for the three months ended March 28, 2015. There was no impact to total revenues, total operating costs and expenses, operating income, income before income taxes, or net income as a result of these reclassifications.
(h) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise Fees and Royalty Income

Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended
	March 26, 2016	March 28, 2015
Royalty income	$113,366	106,121
Initial franchise fees and renewal income	10,417	9,204
Total franchise fees and royalty income	$123,783	115,325
The changes in franchised and company-operated points of distribution were as follows:

	Three months ended
	March 26, 2016	March 28, 2015
Systemwide Points of Distribution:
Franchised points of distribution in operation—beginning of period	19,308	18,821
Franchised points of distribution—opened	301	298
Franchised points of distribution—closed	(189)	(219)
Net transfers from (to) company-operated points of distribution	10	(2)
Franchised points of distribution in operation—end of period	19,430	18,898
Company-operated points of distribution—end of period	41	43
Total systemwide points of distribution—end of period	19,471	18,941
(4) Debt
Securitized Financing Facility
In January 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI, entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allow the Master Issuer to borrow up to $100.0 million on a revolving basis. The Variable Funding Notes may also be used to issue letters of credit. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
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
As of March 26, 2016, approximately $742.5 million and $1.73 billion of principal were outstanding on the Class A-2-I Notes and Class A-2-II Notes, respectively. Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $41.3 million. The effective interest rate, including the amortization of debt issuance costs, was 3.5% and 4.3% for the Class A-2-I Notes and Class A-2-II Notes, respectively, as of March 26, 2016.

As of March 26, 2016, $25.9 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of March 26, 2016.
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
Senior Credit Facility
During the three months ended March 28, 2015, the Company recorded a loss on debt extinguishment of $20.6 million, consisting primarily of the write-off of the remaining original issuance discount and debt issuance costs related to the senior credit facility.
(5) Derivative Instruments and Hedging Transactions
In December 2014, the Company terminated all interest rate swap agreements with its counterparties. The total fair value of the interest rate swaps at the termination date was $6.3 million, excluding accrued interest owed to the counterparties of $1.0 million. Upon termination, cash flow hedge accounting was discontinued and the cumulative pre-tax gain was recorded in accumulated other comprehensive loss, which is being amortized on a straight-line basis to interest expense in the consolidated statements of operations through November 23, 2017, the original maturity date of the swaps.
As of March 26, 2016 and December 26, 2015, a pre-tax gain of $3.6 million and $4.1 million, respectively, was recorded in accumulated other comprehensive loss. During the next twelve months, the Company estimates that $2.2 million will be reclassified from accumulated other comprehensive loss as a reduction of interest expense.
The table below summarizes the effects of derivative instruments on the consolidated statements of operations and comprehensive income, which were equivalent for the three months ended March 26, 2016 and March 28, 2015 (in thousands):

Three months ended March 26, 2016 and March 28, 2015
Derivatives designated as cash flow hedging instruments	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income
Interest rate swaps	$535	Interest expense	$(535)
Income tax effect	(217)	Provision for income taxes	217
Net of income taxes	$318		$(318)

(6) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 26, 2016	December 26, 2015
Gift card/certificate liability	$123,067	176,080
Gift card breakage liability	23,816	23,955
Accrued payroll and benefits	14,546	29,540
Accrued legal liabilities (see note 10(c))	19,188	18,267
Accrued interest	9,444	9,522
Accrued professional costs	2,788	4,814
Franchisee profit-sharing liability	3,391	8,406
Other	23,318	22,275
Total other current liabilities	$219,558	292,859
The decrease in the gift card/certificate liability was driven by the seasonality of our gift card program. The decrease in accrued payroll and benefits was primarily due to incentive compensation payments made during the three months ended March 26, 2016 related to fiscal year 2015.
(7) Segment Information
The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income and franchise fees. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement and rental income. Dunkin’ Donuts U.S. also derives revenue through retail sales at company-operated restaurants and rental income. Baskin-Robbins International primarily derives its revenues from the sales of ice cream and other products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are consistent with those used in the consolidated financial statements.
Beginning in the first quarter of fiscal year 2016, certain segment profit amounts in the tables below have been reclassified as a result of the realignment of the Company’s organizational structure to better support its segment operations, including the allocation of previously unallocated costs. Additionally, revenues and segment profit amounts related to restaurants located in Puerto Rico were previously included in the Baskin-Robbins International segment, but are now included in the Baskin-Robbins U.S. segment based on functional responsibility. Prior period amounts in the tables below have been revised to reflect these changes for all periods presented.

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

	Revenues
	Three months ended
	March 26, 2016	March 28, 2015
Dunkin’ Donuts U.S.	$138,813	133,867
Dunkin’ Donuts International	7,250	6,578
Baskin-Robbins U.S.	10,561	10,309
Baskin-Robbins International	26,834	23,130
Total reportable segment revenues	183,458	173,884
Other	6,318	12,021
Total revenues	$189,776	185,905
Amounts included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended
	March 26, 2016	March 28, 2015
Dunkin’ Donuts U.S.	$100,444	93,714
Dunkin’ Donuts International	3,758	3,674
Baskin-Robbins U.S.	7,300	6,088
Baskin-Robbins International	8,384	7,057
Total reportable segments	119,886	110,533
Corporate	(28,699)	(20,329)
Interest expense, net	(24,732)	(22,042)
Amortization of other intangible assets	(5,761)	(6,200)
Long-lived asset impairment charges	(93)	(264)
Loss on debt extinguishment and refinancing transactions	—	(20,554)
Other losses, net	(370)	(545)
Income before income taxes	$60,231	40,599
Net income of equity method investments is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Amounts reported as “Other” in the segment profit table below include the reduction in depreciation and amortization, net of tax, reported by our equity method investees as a result of previously recorded impairment charges. Net income of equity method investments by reportable segment was as follows (in thousands):

	Net income of equity method investments
	Three months ended
	March 26, 2016	March 28, 2015
Dunkin’ Donuts International	$174	289
Baskin-Robbins International	2,075	2,565
Total reportable segments	2,249	2,854
Other	715	93
Total net income of equity method investments	$2,964	2,947

(8) Stockholders’ Deficit
The changes in total stockholders’ deficit were as follows (in thousands):

Total stockholders’ deficit
Balance as of December 26, 2015	$(220,743)
Net income	37,154
Other comprehensive income	1,914
Dividends paid on common stock	(27,395)
Exercise of stock options	1,086
Repurchases of common stock	(30,000)
Share-based compensation expense	4,140
Excess tax benefits from share-based compensation	538
Deconsolidation of noncontrolling interest	(208)
Other, net	(1,078)
Balance as of March 26, 2016	$(234,592)
(a) Treasury Stock
On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “October 2015 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the October 2015 ASR Agreement, the Company paid the financial institution $125.0 million in cash and received an initial delivery of 2,527,167 shares of the Company’s common stock in fiscal year 2015, representing an estimate of 80% of the total shares expected to be delivered under the October 2015 ASR Agreement. Upon final settlement of the October 2015 ASR Agreement during the three months ended March 26, 2016, the Company received an additional delivery of 483,913 shares of its common stock based on a weighted average cost per share of $41.51 over the term of the October 2015 ASR Agreement.
On February 4, 2016, the Company entered into an accelerated share repurchase agreement (the “February 2016 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the February 2016 ASR Agreement, the Company paid the financial institution $30.0 million in cash and received 702,239 shares of the Company’s common stock during the three months ended March 26, 2016 based on a weighted average cost per share of $42.72 over the term of the February 2016 ASR Agreement.
The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $55.0 million during the three months ended March 26, 2016 for the shares repurchased under the accelerated share repurchase agreements, based on the cost of the shares on the dates of repurchase and any direct costs incurred. During the three months ended March 26, 2016, the Company retired 1,186,152 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $55.0 million and $11.3 million, respectively, and an increase in accumulated deficit of $43.7 million.
(b) Equity Incentive Plans
During the three months ended March 26, 2016, the Company granted stock options to purchase 1,384,294 shares of common stock and 73,794 restricted stock units (“RSUs”) to certain employees. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $44.35 per share and have a weighted average grant-date fair value of $7.40 per share. The RSUs granted to employees vest in equal annual amounts over a three-year period subsequent to the grant date and have a weighted average grant-date fair value of $41.76 per share.
In addition, the Company granted 92,487 performance stock units (“PSUs”) to certain employees during the three months ended March 26, 2016. These PSUs are eligible to vest on February 23, 2019, subject to two separate vesting conditions. Of the total PSUs granted, 39,684 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 52,803 PSUs granted are subject to a service condition and a performance vesting condition linked to adjusted operating income growth over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $55.36 per share. The AOI PSUs have a grant-date fair value of $41.61 per share.
Total compensation expense related to all share-based awards was $4.1 million and $3.7 million for the three months ended March 26, 2016 and March 28, 2015, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(c) Accumulated Other Comprehensive Loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains on interest rate swaps	Other	Accumulated other comprehensive gain (loss)
Balance as of December 26, 2015	$(20,459)	2,443	(2,030)	(20,046)
Other comprehensive income (loss), net	2,257	(318)	(25)	1,914
Balance as of March 26, 2016	$(18,202)	2,125	(2,055)	(18,132)
(d) Dividends
The Company paid a quarterly dividend of $0.30 per share of common stock on March 16, 2016 totaling approximately $27.4 million. On April 28, 2016, the Company announced that its board of directors approved the next quarterly dividend of $0.30 per share of common stock payable June 8, 2016 to shareholders of record at the close of business on May 31, 2016.
(9) Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three months ended
	March 26, 2016	March 28, 2015
Net income attributable to Dunkin’ Brands—basic and diluted (in thousands)	$37,154	25,631
Weighted average number of common shares:
Common—basic	91,684,844	100,271,701
Common—diluted	92,618,269	101,502,438
Earnings per common share:
Common—basic	$0.41	0.26
Common—diluted	0.40	0.25
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 933,425 and 1,230,737 equity awards for the three months ended March 26, 2016 and March 28, 2015, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of March 26, 2016 and March 28, 2015, there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 4,512,079 and 3,084,195 equity awards for the three months ended March 26, 2016 and March 28, 2015, respectively, as they would be antidilutive.

(10) Commitments and Contingencies
(a) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $1.9 million and $2.0 million as of March 26, 2016 and December 26, 2015, respectively. As of March 26, 2016 and December 26, 2015, there were no amounts under such guarantees that were due. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of March 26, 2016, the Company recorded an immaterial amount of reserves for such guarantees. No reserves were recorded as of December 26, 2015.
Supply Chain Guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of March 26, 2016 and December 26, 2015, the Company was contingently liable under such supply chain agreements for approximately $152.5 million and $157.8 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, there was no accrual required as of March 26, 2016 or December 26, 2015 related to these commitments.
Lease Guarantees
The Company is contingently liable on certain lease agreements typically resulting from assigning our interest in obligations under property leases as a condition of refranchising certain restaurants and the guarantee of certain other leases. These leases have varying terms, the latest of which expires in 2024. As of March 26, 2016 and December 26, 2015, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $3.6 million and $3.7 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(b) Letters of Credit
As of March 26, 2016 and December 26, 2015, the Company had standby letters of credit outstanding for a total of $25.9 million and $26.3 million, respectively. There were no amounts drawn down on these letters of credit as of March 26, 2016 and December 26, 2015.
(c) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. The Company sought leave to appeal the decision with the Supreme Court of Canada, but was denied in March 2016. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million during the three months ended March 28, 2015, which is recorded within general and administrative expenses, net in the consolidated statements of operations. No amounts have yet been paid with respect to these matters, and an estimated liability of $19.0 million is recorded within other current liabilities in the consolidated balance sheets as of March 26, 2016.

Additionally, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of March 26, 2016 and December 26, 2015, no material amounts, excluding the Bertico litigation and related matters, have been recorded in connection with any litigation.
(11) Related-Party Transactions
(a) Advertising Funds
As of March 26, 2016 and December 26, 2015, the Company had a net payable of $5.2 million and $11.6 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $2.4 million for each of the three months ended March 26, 2016 and March 28, 2015. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
Additionally, the Company made net contributions to the advertising funds based on retail sales at company-operated restaurants of $281 thousand and $265 thousand during the three months ended March 26, 2016 and March 28, 2015, respectively, which are included in company-operated restaurant expenses in the consolidated statements of operations. The Company also funded advertising fund initiatives of $505 thousand and $512 thousand during the three months ended March 26, 2016 and March 28, 2015, respectively, which were contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 6).
(b) Equity Method Investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended
	March 26, 2016	March 28, 2015
B-R 31 Ice Cream Co., Ltd.	$321	242
BR-Korea Co., Ltd.	893	1,013
	$1,214	1,255
As of March 26, 2016 and December 26, 2015, the Company had $881 thousand and $1.1 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $820 thousand and $998 thousand during the three months ended March 26, 2016 and March 28, 2015, respectively, primarily for the purchase of ice cream and other products.
As of March 26, 2016 and December 26, 2015, the Company had $2.1 million of notes receivable from Coffee Alliance S.L., an equity method investee, which were fully reserved as of the respective dates. The notes receivable, net of the reserve, are included in other assets in the consolidated balance sheets.
The Company recognized $463 thousand and $449 thousand during the three months ended March 26, 2016 and March 28, 2015, respectively, in the consolidated statements of operations from the sale of ice cream and other products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”), of which the Company owns a 20% equity interest. As of March 26, 2016 and December 26, 2015, the Company had $2.5 million and $3.1 million, respectively, of net receivables from the Australia JV, consisting of accounts receivable and notes and other receivables, net of current liabilities.
Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained herein are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” or “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not historical facts.
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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 19,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of March 26, 2016, Dunkin’ Donuts had 11,833 global points of distribution with restaurants in 41 U.S. states and the District of Columbia and in 43 foreign countries. Baskin-Robbins had 7,638 global points of distribution as of the same date, with restaurants in 43 U.S. states and the District of Columbia and in 47 foreign countries.
We are organized into four segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We generate revenue from five primary sources: (i) royalty income and fees associated with franchised restaurants, (ii) rental income from restaurant properties that we lease or sublease to franchisees, (iii) sales of ice cream and other products to franchisees in certain international markets, (iv) retail store revenue at our company-operated restaurants, and (v) other income including fees for the licensing of our brands for products sold in non-franchised outlets (such as retail packaged coffee and Dunkin’ Donuts K-Cup® pods), the licensing of the rights to manufacture Baskin-Robbins ice cream products to a third party for sale to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 41 company-operated points of distribution as of March 26, 2016, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the three months ended March 26, 2016, franchisee contributions to the U.S. advertising funds were $97.2 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three-month periods ended March 26, 2016 and March 28, 2015 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 26, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The data periods contained within our three- and twelve-month periods ending December 31, 2016 will reflect the results of operations for the 14-week and 53-week periods ending on those dates.
Selected Operating and Financial Highlights

Amounts and percentages may not recalculate due to rounding	Three months ended
	March 26, 2016	March 28, 2015
Systemwide sales (in millions)(a):
Dunkin’ Donuts U.S.	$1,865.3	1,750.8
Dunkin’ Donuts International	167.5	168.2
Baskin-Robbins U.S.	129.9	123.1
Baskin-Robbins International	255.9	275.6
Total systemwide sales	$2,418.6	2,317.6
Systemwide sales growth	4.4%	6.2%
Comparable store sales growth (decline)(b):
Dunkin’ Donuts U.S.	2.0%	2.7%
Dunkin’ Donuts International	(2.3)%	1.7%
Baskin-Robbins U.S.	5.0%	8.6%
Baskin-Robbins International	(8.2)%	0.3%
Financial data (in thousands):
Total revenues	$189,776	185,905
Operating income	85,333	83,740
Adjusted operating income	91,242	87,605
Net income attributable to Dunkin’ Brands	37,154	25,631
Adjusted net income	40,699	40,282

(a)
Prior period amounts have been revised to reflect a change from franchisee-reported sales to systemwide sales, as we believe the systemwide sales information is a more complete metric in obtaining an understanding of our financial performance. Additionally, franchisee sales related to restaurants located in Puerto Rico were previously included in the Baskin-Robbins International segment, but are now included in the Baskin-Robbins U.S. segment based on functional responsibility.

(b)
Comparable store sales growth for Dunkin’ Donuts U.S. and Baskin-Robbins U.S. for the three months ended March 28, 2015 has been revised to include only those restaurants that have been open at least 78 weeks (approximately 18 months) to conform to the current period calculation, whereas previously reported figures included only those restaurants that were open at least 54 weeks (approximately 12 months). The calculation of this operating measure was revised in the third quarter of fiscal 2015 to more accurately reflect sales growth at comparable stores by minimizing the impact of strong new store openings, particularly as we develop in newer markets. International comparable store sales growth has not been revised at this time to include only sales from restaurants that have been open at least 78 weeks, similar to the U.S., given that store-level sales information resides on multiple, non-uniform systems owned and controlled by our international partners.

Our financial results are largely driven by changes in systemwide sales, which include sales by all points of distribution, whether owned by Dunkin’ Brands or by our franchisees and licensees, including joint ventures. While we do not record sales by franchisees, licensees, or joint ventures as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe systemwide sales information aids in understanding how we derive royalty revenue and in evaluating our performance relative to competitors.
Comparable store sales growth for Dunkin’ Donuts U.S. and Baskin-Robbins U.S. is calculated by including only sales from franchisee- and company-operated restaurants that have been open at least 78 weeks and that have reported sales in the current and comparable prior year week. Comparable store sales growth for Dunkin’ Donuts International and Baskin-Robbins International represents the growth in local currency average weekly sales for franchisee-operated restaurants, including joint ventures, that have been open at least 54 weeks and that have reported sales in the current and comparable prior year week.

Overall growth in systemwide sales of 4.4% for the three months ended March 26, 2016, over the same period in the prior fiscal year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 6.5% for the three months ended March 26, 2016, as a result of 340 net new restaurants opened since March 28, 2015 and comparable store sales growth of 2.0%. The increase in comparable store sales was driven by increased average ticket and traffic. Growth was driven by strong beverage sales, led by iced coffee and hot and iced coffee espresso-based beverages, and breakfast sandwiches led by limited-time-offer products. The in-restaurant K-Cup® and packaged coffee categories had a negative impact on comparable store sales, while traffic was positively impacted by weather.

•
Dunkin’ Donuts International systemwide sales decline of 0.4% for the three months ended March 26, 2016, driven primarily by sales declines in South Korea, offset by sales growth in Europe and the Middle East. Sales in South Korea, Asia, and South America were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for the three months ended March 26, 2016 increased by approximately 7%. Dunkin’ Donuts International comparable store sales declined 2.3% driven primarily by declines in South Korea and Europe, offset by growth in South America.

•
Baskin-Robbins U.S. systemwide sales growth of 5.6% for the three months ended March 26, 2016, resulting primarily from comparable store sales growth of 5.0%, driven by increased sales of cups and cones, beverages, desserts, and sundaes, as well as increased sales of cakes. Comparable store sales growth was driven primarily by an increase in traffic, which was positively impacted by weather.

•
Baskin-Robbins International systemwide sales decline of 7.1% for the three months ended March 26, 2016, driven by sales declines in South Korea and the Middle East, offset by sales growth in Japan and Europe. Sales in South Korea were also negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for the three months ended March 26, 2016 decreased by approximately 3%. Baskin-Robbins International comparable store sales declined 8.2% driven primarily by declines in South Korea, the Middle East, and Asia.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution information related to restaurants located in Puerto Rico were previously included in the Baskin-Robbins International segment, but are now included in the Baskin-Robbins U.S. segment based on functional responsibility. Prior period amounts in the tables below have been revised to reflect these changes for all periods presented. Points of distribution and net openings as of and for the three months ended March 26, 2016 and March 28, 2015 were as follows:

	March 26, 2016	March 28, 2015
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,500	8,160
Dunkin’ Donuts International	3,333	3,207
Baskin-Robbins U.S.	2,518	2,526
Baskin-Robbins International	5,120	5,048
Consolidated global points of distribution	19,471	18,941

	Three months ended
	March 26, 2016	March 28, 2015
Net openings (closings) during the period:
Dunkin’ Donuts U.S.	69	78
Dunkin’ Donuts International	14	(21)
Baskin-Robbins U.S.	(11)	(3)
Baskin-Robbins International	42	25
Consolidated global net openings	114	79
Total revenues increased $3.9 million, or 2.1%, for the three months ended March 26, 2016, driven primarily by an increase in franchise fees and royalty income of $8.5 million driven by the increase in Dunkin’ Donuts U.S. systemwide sales and additional franchise fees due to development in new international markets. Additionally, sales of ice cream and other products increased $2.8 million, offset by a decrease in other revenues of $6.1 million due primarily to a one-time upfront license fee recognized in connection with the Dunkin’ K-Cup® pod licensing agreement in the first quarter of 2015.

Operating income and adjusted operating income for the three months ended March 26, 2016 increased $1.6 million, or 1.9%, and $3.6 million, or 4.2%, respectively, primarily as a result of the increase in franchise fees and royalty income, as well as a gain recognized in connection with the sale of real estate, offset by the decrease in other revenues due primarily to a one-time upfront license fee recognized in connection with the Dunkin’ K-Cup® pod licensing agreement in the first quarter of 2015. Operating income in the prior fiscal year period was also favorably impacted by a reduction in legal reserves.
Net income attributable to Dunkin’ Brands increased $11.5 million for the three months ended March 26, 2016 primarily as a result of the $20.6 million loss on debt extinguishment and refinancing transactions recorded in the prior fiscal year period, as well as the $1.6 million increase in operating income, offset by a $7.9 million increase in income tax expense and additional interest expense of $2.7 million, driven by additional borrowings incurred in conjunction with the securitization refinancing transaction completed in January 2015.
Adjusted net income increased $0.4 million for the three months ended March 26, 2016, primarily as a result of the $3.6 million increase in adjusted operating income, offset by increases in interest expense and income tax expense.
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
Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended
	March 26, 2016	March 28, 2015
	(In thousands)
Operating income	$85,333	83,740
Adjustments:
Amortization of other intangible assets	5,761	6,200
Long-lived asset impairment charges	93	264
Transaction-related costs(a)	55	154
Bertico and related litigation(b)	—	(2,753)
Adjusted operating income	$91,242	87,605
Net income attributable to Dunkin’ Brands	$37,154	25,631
Adjustments:
Amortization of other intangible assets	5,761	6,200
Long-lived asset impairment charges	93	264
Transaction-related costs(a)	55	154
Bertico and related litigation(b)	—	(2,753)
Loss on debt extinguishment and refinancing transactions	—	20,554
Tax impact of adjustments(c)	(2,364)	(9,768)
Adjusted net income	$40,699	40,282

(a)	Represents non-capitalizable costs incurred as a result of the securitized financing facility, which was completed in January 2015.

(b)
Represents a net reduction to legal reserves for the Bertico litigation and related matters, as a result of the Quebec Court of Appeals (Montreal) ruling to reduce the damages assessed against the Company in the Bertico litigation from approximately C$16.4 million to approximately C$10.9 million, plus costs and interest.

(c)	Tax impact of adjustments calculated at a 40% effective tax rate.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended
	March 26, 2016	March 28, 2015
Earnings per share:
Common—basic	$0.41	0.26
Common—diluted	0.40	0.25
Diluted adjusted earnings per share	0.44	0.40
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended
	March 26, 2016	March 28, 2015
	(In thousands, except share and per share data)
Adjusted net income	$40,699	40,282
Weighted average number of common shares—diluted	92,618,269	101,502,438
Diluted adjusted earnings per share	$0.44	0.40

Results of operations
Consolidated results of operations

	Three months ended
	March 26, 2016	March 28, 2015	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$123,783	115,325	8,458	7.3%
Rental income	23,225	23,627	(402)	(1.7)%
Sales of ice cream and other products	25,891	23,068	2,823	12.2%
Sales at company-operated restaurants	5,670	6,558	(888)	(13.5)%
Other revenues	11,207	17,327	(6,120)	(35.3)%
Total revenues	$189,776	185,905	3,871	2.1%
Total revenues for the three months ended March 26, 2016 increased $3.9 million, or 2.1%, due primarily to an increase in franchise fees and royalty income of $8.5 million as a result of Dunkin’ Donuts U.S. systemwide sales growth and an increase in sales of ice cream and other products of $2.8 million due primarily to sales of ice cream products to the Middle East. The increases in revenues were offset by a decrease in other revenues of $6.1 million due primarily to a one-time upfront license fee recognized in connection with the Dunkin’ K-Cup® pod licensing agreement in the first quarter of 2015, as well as a decrease in sales at company-operated restaurants of $0.9 million driven by a net decrease in the number of company-operated restaurants.

	Three months ended
	March 26, 2016	March 28, 2015	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$13,196	13,518	(322)	(2.4)%
Cost of ice cream and other products	17,234	15,346	1,888	12.3%
Company-operated restaurant expenses	6,493	6,858	(365)	(5.3)%
General and administrative expenses, net	61,195	57,840	3,355	5.8%
Depreciation and amortization	10,894	11,310	(416)	(3.7)%
Long-lived asset impairment charges	93	264	(171)	(64.8)%
Total operating costs and expenses	$109,105	105,136	3,969	3.8%
Net income of equity method investments	2,964	2,947	17	0.6%
Other operating income, net	1,698	24	1,674	6,975.0%
Operating income	$85,333	83,740	1,593	1.9%
Occupancy expenses for franchised restaurants for the three months ended March 26, 2016 decreased from the prior fiscal year period due primarily to the reversal of a lease reserve in the current year fiscal period as a result of entering into a new sublease agreement.
Net margin on ice cream and other products for the three months ended March 26, 2016 increased from the prior fiscal year period to approximately $8.7 million due primarily to increases in sales volume and pricing.
Company-operated restaurant expenses for the three months ended March 26, 2016 decreased $0.4 million, primarily as a result of a net decrease in the number of company-operated restaurants.
General and administrative expenses for the three months ended March 26, 2016 increased $3.4 million from the prior fiscal year period driven by a reduction in legal reserves for the Bertico litigation and related matters recorded in the prior year fiscal period, as well as increased support of our consumer packaged goods business.
Depreciation and amortization for the three months ended March 26, 2016 decreased $0.4 million from the prior fiscal year period as a result of certain intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases.
Long-lived asset impairment charges for the three months ended March 26, 2016 decreased $0.2 million, driven primarily by the timing of lease terminations, which resulted in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three months ended March 26, 2016 remained consistent with the prior fiscal year period as a result of an increase in net income from our Japan joint venture, offset by a decrease in net income from our South Korea joint venture. The increase in net income from our Japan joint venture was due primarily to the reduction of depreciation and amortization, net of tax, as a result of an impairment charge recorded in fiscal year 2015 related to our Japan joint venture.
Other operating income, net includes gains recognized in connection with the sale of real estate and fluctuates based on the timing of such transactions.

	Three months ended
	March 26, 2016	March 28, 2015	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Interest expense, net	$24,732	22,042	2,690	12.2%
Loss on debt extinguishment and refinancing transactions	—	20,554	(20,554)	(100.0)%
Other losses, net	370	545	(175)	(32.1)%
Total other expense	$25,102	43,141	(18,039)	(41.8)%

The increase in net interest expense of $2.7 million for the three months ended March 26, 2016 was driven primarily by the securitization refinancing transaction that occurred in January 2015, which resulted in additional borrowings and an increase in the weighted average interest rate, as well as an increase in amortization of capitalized debt issuance costs compared to the prior fiscal year period.
The loss on debt extinguishment and refinancing transactions for the three months ended March 28, 2015 of $20.6 million resulted from the January 2015 securitization refinancing transaction.
The fluctuation in other losses, net, for the three months ended March 26, 2016 resulted primarily from net foreign exchange losses driven primarily by fluctuations in the U.S. dollar against the Canadian dollar and Australian dollar.

	Three months ended
	March 26, 2016	March 28, 2015
	(In thousands, except percentages)
Income before income taxes	$60,231	40,599
Provision for income taxes	23,077	15,174
Effective tax rate	38.3%	37.4%
The increase in the effective tax rate for the three months ended March 26, 2016 was primarily a result of additional income earned in the U.S. relative to income earned in lower tax rate foreign jurisdictions.
Operating segments
We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments includes net income of equity method investments, except for the other-than-temporary impairment charges and related reduction in depreciation, net of tax, on the underlying long-lived assets.
Beginning in the first quarter of fiscal year 2016, certain segment profit amounts in the tables below have been reclassified as a result of the realignment of our organizational structure to better support our segment operations, including the allocation of previously unallocated costs. Additionally, revenues, segment profit, and points of distribution information related to restaurants located in Puerto Rico were previously included in the Baskin-Robbins International segment, but are now included in the Baskin-Robbins U.S. segment based on functional responsibility. Prior period amounts in the tables below have been revised to reflect these changes for all periods presented.
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

Dunkin’ Donuts U.S.

	Three months ended
	March 26, 2016	March 28, 2015	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$101,523	95,007	6,516	6.9%
Franchise fees	7,068	8,264	(1,196)	(14.5)%
Rental income	22,385	22,681	(296)	(1.3)%
Sales at company-operated restaurants	5,670	6,558	(888)	(13.5)%
Other revenues	2,167	1,357	810	59.7%
Total revenues	$138,813	133,867	4,946	3.7%
Segment profit	$100,444	93,714	6,730	7.2%
Dunkin’ Donuts U.S. revenues increased $4.9 million for the three months ended March 26, 2016 driven primarily by an increase in royalty income due to an increase in systemwide sales, as well as an increase in other revenues driven primarily by an increase in transfer fee income. These increases in revenues were offset by a decrease in franchise fees due to fewer gross openings and unfavorable development mix, as well as a decrease in renewal income. Also offsetting the increases in revenues was a decrease in sales at company-operated restaurants driven by a net decrease in the number of company-operated restaurants.
Dunkin’ Donuts U.S. segment profit increased $6.7 million for the three months ended March 26, 2016, which was driven primarily by growth in royalty income, an increase in other operating income due to a gain recognized in connection with the sale of real estate, and an increase in other revenues. These increases were offset by a decrease in franchise fees and a recovery of bad debt in the prior year period.
Dunkin’ Donuts International

	Three months ended
	March 26, 2016	March 28, 2015	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$4,240	3,791	449	11.8%
Franchise fees	2,890	523	2,367	452.6%
Rental income	—	8	(8)	(100.0)%
Other revenues	120	2,256	(2,136)	(94.7)%
Total revenues	$7,250	6,578	672	10.2%
Segment profit	$3,758	3,674	84	2.3%
Dunkin’ Donuts International revenues for the three months ended March 26, 2016 increased by $0.7 million. The increase in revenues was primarily a result of increased franchise fees due to development in new markets, as well as an increase in royalty income, offset by a decline in other revenues due to revenue recorded in the prior year period in connection with a settlement reached with a master licensee.
Segment profit for Dunkin’ Donuts International increased $0.1 million for the three months ended March 26, 2016 primarily as a result of revenue growth, offset by an increase in general and administrative expenses driven primarily by increased personnel costs and an increase in bad debt expense.

Baskin-Robbins U.S.

	Three months ended
	March 26, 2016	March 28, 2015	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$6,223	5,916	307	5.2%
Franchise fees	346	220	126	57.3%
Rental income	713	799	(86)	(10.8)%
Sales of ice cream and other products	571	1,319	(748)	(56.7)%
Other revenues	2,708	2,055	653	31.8%
Total revenues	$10,561	10,309	252	2.4%
Segment profit	$7,300	6,088	1,212	19.9%
Baskin-Robbins U.S. revenues for the three months ended March 26, 2016 increased $0.3 million, due primarily to an increase in other revenues, driven by an increase in licensing income, and increases in royalty income and franchise fees, offset by a decrease in sales of ice cream and other products. The fluctuations in licensing income and sales of ice cream and other products can be attributed to a shift in certain franchisees now purchasing ice cream directly from our third-party ice cream manufacturer.
Baskin-Robbins U.S. segment profit increased $1.2 million for the three months ended March 26, 2016, primarily as a result of the increases in other revenues, royalty income, and franchise fees.
Baskin-Robbins International

	Three months ended
	March 26, 2016	March 28, 2015	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$1,380	1,407	(27)	(1.9)%
Franchise fees	113	197	(84)	(42.6)%
Rental income	106	118	(12)	(10.2)%
Sales of ice cream and other products	25,063	21,222	3,841	18.1%
Other revenues	172	186	(14)	(7.5)%
Total revenues	$26,834	23,130	3,704	16.0%
Segment profit	$8,384	7,057	1,327	18.8%
Baskin-Robbins International revenues increased $3.7 million for the three months ended March 26, 2016 due primarily to an increase in sales of ice cream and other products to the Middle East.
Baskin-Robbins International segment profit increased $1.3 million for the three months ended March 26, 2016 as a result of an increase in net margin on ice cream products driven primarily by increases in sales volume and pricing, as well as a decrease in bad debt expense. These increases in segment profit were offset by a decrease in net income from our South Korea joint venture.
Liquidity and Capital Resources
As of March 26, 2016, we held $223.5 million of cash and cash equivalents and $67.7 million of short-term restricted cash that is restricted under our securitized financing facility. Included in cash and cash equivalents is $129.7 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liability (see note 6 to the unaudited consolidated financial statements included herein). In addition, as of March 26, 2016, we had a borrowing capacity of $74.1 million under our $100.0 million Variable Funding Notes (as defined below).

Free cash flow
During the three months ended March 26, 2016, net cash provided by operating activities was $26.5 million, as compared to net cash used in operating activities of $9.0 million for the three months ended March 28, 2015. Net cash flows from operating activities for the three months ended March 26, 2016 and March 28, 2015 include decreases of $18.9 million and $18.0 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the seasonality of our gift card program. Net cash used in operating activities for the three months ended March 28, 2015 includes the net funding of restricted cash accounts of $65.8 million, which represents cash restricted in accordance with our securitized financing facility and will be used for operating activities such as to pay interest and real estate obligations, while net cash provided by operating activities for the three months ended March 26, 2016 includes the net release of restricted cash of $4.2 million. Excluding cash held for advertising funds and reserved for gift card/certificate programs and excluding the fluctuation in restricted cash, we generated $40.7 million and $67.0 million of free cash flow during the three months ended March 26, 2016 and March 28, 2015, respectively.
The decrease in free cash flow was due primarily to increases in cash paid for income taxes, interest on our long-term debt, and incentive compensation, as well as a reduction in dividends from our joint ventures, driven primarily by timing of the payment from our South Korea joint venture, and the timing of receipts and payments associated with the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program. Offsetting these decreases in free cash flow were an increase in proceeds from the sale of real estate and a reduction in capital expenditures compared to the prior fiscal year period.
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
Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Three months ended
	March 26, 2016	March 28, 2015
Net cash provided by (used in) operating activities	$26,525	(8,980)
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	18,875	17,982
Plus: Increase (decrease) in restricted cash	(4,236)	65,772
Less: Net cash used in investing activities	(459)	(7,732)
Free cash flow	$40,705	67,042
Operating, investing, and financing cash flows
Net cash provided by operating activities was $26.5 million for the three months ended March 26, 2016, as compared to $9.0 million used in operating activities in the prior fiscal year period. The $35.5 million increase in operating cash flows was driven primarily by the fluctuation of restricted cash of $70.0 million driven by the funding of restricted cash accounts in accordance with the requirements of our securitized debt structure in the prior fiscal year period combined with the net release of restricted cash in the current fiscal year period. Offsetting this increase in operating cash flows were increases in cash paid for income taxes, interest on our long-term debt, and incentive compensation, as well as a reduction in dividends from our joint ventures, driven primarily by timing of the payment from our South Korea joint venture, and the timing of receipts and payments associated with the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program.
Net cash used in investing activities was $0.5 million for the three months ended March 26, 2016, as compared to $7.7 million in the prior fiscal year period. The $7.3 million decrease in net cash used in investing activities was driven primarily by a reduction in capital expenditures of $3.0 million and proceeds received from the sale of real estate of $2.6 million, as well cash paid for the acquisition of a company-operated restaurant in the prior fiscal year period.
Net cash used in financing activities was $63.1 million for the three months ended March 26, 2016, as compared to net cash provided by financing activities in the prior fiscal year period of $149.4 million. The $212.6 million decrease in financing cash flows compared to the prior fiscal year period was driven primarily by the favorable impact of debt-related activities of $633.2 million in the prior fiscal year period, resulting from proceeds from the issuance of long-term debt, net of debt repayment, payment of debt issuance and other debt-related costs, and funding of restricted cash accounts, as well as the repayment of debt in the current fiscal year period of $6.3 million. Offsetting the unfavorable impact of debt-related activities was incremental cash used in the prior fiscal year period for repurchases of common stock of $429.8 million.

Borrowing capacity
Our securitized financing facility included original aggregate borrowings of approximately $2.60 billion, consisting of $2.50 billion Class A-2 Notes (as defined below) and $100.0 million of Variable Funding Notes (as defined below) which were undrawn at closing. As of March 26, 2016, there was approximately $2.48 billion of total principal outstanding on the Class A-2 Notes, while there was $74.1 million in available commitments under the Variable Funding Notes as $25.9 million of letters of credit were outstanding.
On January 26, 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of Dunkin’ Brands Group, Inc., entered into a base indenture and a related supplemental indenture (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. On the same date, the Master Issuer issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “Class A-2-II Notes” and, together with the Class A-2-I Notes, the “Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer also issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “Variable Funding Notes” and, together with the Class A-2 Notes, the “Notes”), which allow the Master Issuer to borrow up to $100.0 million on a revolving basis. The Variable Funding Notes may also be used to issue letters of credit. The Notes were issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the Notes and that have pledged substantially all of their assets to secure the Notes.
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

As of March 26, 2016, we had a Net Debt to Adjusted EBITDA ratio of 5.2 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended March 26, 2016, respectively (in thousands):

March 26, 2016
Principal outstanding under Class A-2 Notes	$2,475,000
Total capital lease obligations	8,296
Less: cash and cash equivalents	(223,524)
Less: restricted cash, current	(67,665)
Plus: cash held for gift card/certificate programs	127,039
Net Debt	$2,319,146

Twelve months ended
March 26, 2016
Net income including noncontrolling interests	$116,958
Interest expense	99,482
Income tax expense	104,262
Depreciation and amortization	44,828
Impairment charges	452
Japan joint venture impairment	54,300
EBITDA	420,282
Adjustments:
Non-cash adjustments(a)	15,158
Other(b)	7,938
Total adjustments	23,096
Adjusted EBITDA	$443,378

(a)	Represents non-cash adjustments, including stock compensation expense, legal reserves, and other non-cash gains and losses.

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
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance is effective for us in fiscal year 2017 with early adoption permitted. We expect to adopt this new guidance in fiscal year 2017. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During fiscal year 2015 and the three months ended March 26, 2016, $11.5 million and $538 thousand, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted as of the respective dates. We are further evaluating the impact the adoption of this new standard will have on our accounting policies, consolidated financial statements, and related disclosures, as well as the transition methods.

In March 2016, the FASB issued new guidance related to the recognition of breakage for certain prepaid stored-value products which requires breakage for those liabilities to be recognized in a way that is consistent with how it will be recognized under the new revenue recognition guidance, eliminating any current or future diversity in practice. This guidance is effective for us in fiscal year 2018 with early adoption permitted. We do not expect the adoption of this guidance to have any impact on our consolidated financial statements.
In February 2016, the FASB issued a new standard for lease accounting, which replaces existing lease guidance. The new standard aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This standard is effective for us in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. We expect to adopt this new standard in fiscal year 2019 and are currently evaluating the impact the adoption of this new standard will have on our consolidated financial statements and related disclosures. We expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption.
In May 2014, the FASB issued a new standard for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new standard provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard is effective for us in fiscal year 2018 with early adoption permitted in fiscal year 2017. We expect to adopt this new standard in fiscal year 2018 and are currently evaluating the impact the adoption of this new standard will have on our accounting policies, consolidated financial statements, and related disclosures, and have not yet selected a transition method.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 26, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended March 26, 2016, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.        Other Information
Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against us on a variety of claims, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. We appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. We sought leave to appeal the decision with the Supreme Court of Canada, but were denied in March 2016. Similar claims have also been made against us by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, we reduced our aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million during the three months ended March 28, 2015. No amounts have yet been paid with respect to these matters, and an estimated liability of $19.0 million is recorded as of March 26, 2016.
Additionally, we are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. No material amounts, excluding the Bertico litigation and related matters, have been recorded in connection with any litigation.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended March 26, 2016 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
12/27/15 - 01/23/16	483,913	$41.51	483,913	$75,007,402
01/24/16 - 02/27/16	553,506	42.72	553,506	170,000,000
02/28/16 - 03/26/16	148,733	42.72	148,733	170,000,000
Total	1,186,152	$42.23	1,186,152
On February 4, 2016, our board of directors increased the availability under the existing share repurchase program, which was approved by our board of directors on January 26, 2015, to $200.0 million of outstanding shares of our common stock. This repurchase authorization expires two years from the date of such increase. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.
On October 22, 2015, we entered into an accelerated share repurchase agreement (the “October 2015 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the October 2015 ASR Agreement, we paid the financial institution $125.0 million in cash and received an initial delivery of 2,527,167 shares of our common stock in fiscal year 2015, representing an estimate of 80% of the total shares expected to be delivered under the October 2015 ASR Agreement. Upon final settlement of the October 2015 ASR Agreement during the three months ended March 26, 2016, we received an additional delivery of 483,913 shares of our common stock based on a weighted average cost per share of $41.51 over the term of the October 2015 ASR Agreement.
On February 4, 2016, we entered into an accelerated share repurchase agreement (the “February 2016 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the February 2016 ASR Agreement, we paid the financial institution

$30.0 million in cash and received a delivery of 702,239 shares of our common stock during the three months ended March 26, 2016 based on a weighted average cost per share of $42.72 over the term of the February 2016 ASR Agreement.
Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.
Item 6.       Exhibits
(a) Exhibits:

10.1	Form of Performance Stock Unit Agreement under the Dunkin' Brands Group, Inc. 2015 Omnibus Long-Term Incentive Plan.

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DUNKIN’ BRANDS GROUP, INC.

Date:	May 4, 2016	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer