Form 10-Q
period 2016-06-25
DUNKIN' BRANDS GROUP, INC.
filed 2016-08-02
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 25, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of July 29, 2016, 91,743,575 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 25, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$248,206	260,430
Restricted cash	72,150	71,917
Accounts receivable, net of allowance for doubtful accounts of $5,461 and $5,627 as of June 25, 2016 and December 26, 2015, respectively	56,729	53,142
Notes and other receivables, net of allowance for doubtful accounts of $313 and $1,007 as of June 25, 2016 and December 26, 2015, respectively	31,294	75,218
Restricted assets of advertising funds	42,718	38,554
Prepaid income taxes	16,345	23,899
Prepaid expenses and other current assets	33,222	34,664
Total current assets	500,664	557,824
Property and equipment, net of accumulated depreciation of $119,180 and $111,625 as of June 25, 2016 and December 26, 2015, respectively	179,349	182,614
Equity method investments	112,274	106,878
Goodwill	889,070	889,588
Other intangible assets, net of accumulated amortization of $248,930 and $239,715 as of June 25, 2016 and December 26, 2015, respectively	1,389,893	1,401,208
Other assets	59,145	59,007
Total assets	$3,130,395	3,197,119
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$25,000	25,000
Capital lease obligations	551	546
Accounts payable	18,061	18,663
Liabilities of advertising funds	51,003	50,189
Deferred income	34,865	31,535
Other current liabilities	224,063	292,859
Total current liabilities	353,543	418,792
Long-term debt, net	2,411,234	2,420,600
Capital lease obligations	7,617	7,497
Unfavorable operating leases acquired	12,170	12,975
Deferred income	13,925	15,619
Deferred income taxes, net	468,139	476,510
Other long-term liabilities	67,461	65,869
Total long-term liabilities	2,980,546	2,999,070
Commitments and contingencies (note 10)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 91,746,263 issued and 91,719,371 outstanding as of June 25, 2016; 92,668,211 shares issued and 92,641,044 shares outstanding as of December 26, 2015	92	92
Additional paid-in capital	849,764	876,557
Treasury stock, at cost; 26,892 shares and 27,167 shares as of June 25, 2016 and December 26, 2015, respectively	(1,064)	(1,075)
Accumulated deficit	(1,034,170)	(1,076,479)
Accumulated other comprehensive loss	(18,316)	(20,046)
Total stockholders’ deficit of Dunkin’ Brands	(203,694)	(220,951)
Noncontrolling interests	—	208
Total stockholders’ deficit	(203,694)	(220,743)
Total liabilities and stockholders’ deficit	$3,130,395	3,197,119

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Revenues:
Franchise fees and royalty income	$137,195	131,143	260,978	246,468
Rental income	25,769	26,535	48,994	50,162
Sales of ice cream and other products	33,966	35,410	59,857	58,478
Sales at company-operated restaurants	4,643	7,727	10,313	14,285
Other revenues	14,736	10,609	25,943	27,936
Total revenues	216,309	211,424	406,085	397,329
Operating costs and expenses:
Occupancy expenses—franchised restaurants	13,614	13,717	26,810	27,235
Cost of ice cream and other products	22,827	22,876	40,061	38,222
Company-operated restaurant expenses	5,297	7,757	11,790	14,615
General and administrative expenses, net	63,459	68,349	124,654	126,189
Depreciation	5,178	4,991	10,311	10,101
Amortization of other intangible assets	5,568	6,181	11,329	12,381
Long-lived asset impairment charges	4	—	97	264
Total operating costs and expenses	115,947	123,871	225,052	229,007
Net income of equity method investments	3,717	3,951	6,681	6,898
Other operating income, net	2,062	1,084	3,760	1,108
Operating income	106,141	92,588	191,474	176,328
Other income (expense), net:
Interest income	124	116	273	238
Interest expense	(24,972)	(25,095)	(49,853)	(47,259)
Loss on debt extinguishment and refinancing transactions	—	—	—	(20,554)
Other losses, net	(102)	(12)	(472)	(557)
Total other expense, net	(24,950)	(24,991)	(50,052)	(68,132)
Income before income taxes	81,191	67,597	141,422	108,196
Provision for income taxes	31,601	25,148	54,678	40,322
Net income including noncontrolling interests	49,590	42,449	86,744	67,874
Net income (loss) attributable to noncontrolling interests	—	131	—	(75)
Net income attributable to Dunkin’ Brands	$49,590	42,318	86,744	67,949
Earnings per share:
Common—basic	$0.54	0.44	0.95	0.69
Common—diluted	0.54	0.44	0.94	0.69
Cash dividends declared per common share	0.30	0.27	0.60	0.53
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income including noncontrolling interests	$49,590	42,449	86,744	67,874
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(231) and $35 for the three months ended June 25, 2016 and June 27, 2015, respectively, and $(429) and $293 for the six months ended June 25, 2016 and June 27, 2015, respectively.	312	(3,819)	2,569	(2,440)
Effect of interest rate swaps, net of deferred tax benefit of $217 for each of the three months ended June 25, 2016 and June 27, 2015 and $434 for each of the six months ended June 25, 2016 and June 27, 2015	(318)	(318)	(636)	(636)
Effect of pension plan, net of deferred tax expense of $877 and $866 for the three and six months ended June 27, 2015, respectively	—	2,844	—	2,874
Other, net	(178)	(113)	(203)	(650)
Total other comprehensive income (loss), net	(184)	(1,406)	1,730	(852)
Comprehensive income including noncontrolling interests	49,406	41,043	88,474	67,022
Comprehensive income (loss) attributable to noncontrolling interests	—	131	—	(75)
Comprehensive income attributable to Dunkin’ Brands	$49,406	40,912	88,474	67,097
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 25, 2016	June 27, 2015
Cash flows from operating activities:
Net income including noncontrolling interests	$86,744	67,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,640	22,482
Amortization of debt issuance costs and original issue discount	3,134	2,905
Loss on debt extinguishment and refinancing transactions	—	20,554
Deferred income taxes	(7,590)	(13,296)
Provision for bad debt	170	681
Share-based compensation expense	8,307	7,713
Net income of equity method investments	(6,681)	(6,898)
Dividends received from equity method investments	4,441	5,283
Gain on sale of real estate and company-operated restaurants	(3,754)	(998)
Other, net	(829)	2,429
Change in operating assets and liabilities:
Restricted cash	(289)	(64,918)
Accounts, notes, and other receivables, net	39,434	11,664
Prepaid income taxes, net	7,632	17,744
Other current assets	(3,470)	(5,771)
Accounts payable	(1,142)	653
Other current liabilities	(68,590)	(35,502)
Liabilities of advertising funds, net	(2,902)	(829)
Deferred income	1,632	3,697
Other, net	2,156	12,210
Net cash provided by operating activities	80,043	47,677
Cash flows from investing activities:
Additions to property and equipment	(6,775)	(14,362)
Proceeds from sale of real estate and company-operated restaurants	7,427	1,586
Other, net	(872)	(2,887)
Net cash used in investing activities	(220)	(15,663)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,500,000
Repayment of long-term debt	(12,500)	(1,825,273)
Payment of debt issuance and other debt-related costs	—	(41,301)
Dividends paid on common stock	(54,851)	(50,815)
Repurchases of common stock, including accelerated share repurchases	(30,000)	(493,869)
Change in restricted cash	50	(6,866)
Exercise of stock options	3,933	6,364
Excess tax benefits from share-based compensation	1,804	7,523
Other, net	(559)	(6,910)
Net cash provided by (used in) financing activities	(92,123)	88,853
Effect of exchange rates on cash and cash equivalents	76	(351)
Increase (decrease) in cash and cash equivalents	(12,224)	120,516
Cash and cash equivalents, beginning of period	260,430	208,080
Cash and cash equivalents, end of period	$248,206	328,596
Supplemental cash flow information:
Cash paid for income taxes	$53,174	28,599
Cash paid for interest	47,223	43,075
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,096	1,139
Purchase of leaseholds in exchange for capital lease obligations	389	—
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
(2) Summary of Significant Accounting Policies
(a) Unaudited Consolidated Financial Statements
The consolidated balance sheet as of June 25, 2016, the consolidated statements of operations and comprehensive income for the three and six months ended June 25, 2016 and June 27, 2015, and the consolidated statements of cash flows for the six months ended June 25, 2016 and June 27, 2015 are unaudited.
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
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended June 25, 2016 and June 27, 2015 reflect the results of operations for the 13-week and 26-week periods ended on those dates, respectively. Operating results for the three- and six-month periods ended June 25, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The data periods contained within the three- and twelve-month periods ending December 31, 2016 will reflect the results of operations for the 14-week and 53-week periods ending on that date.
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
Financial assets and liabilities measured at fair value on a recurring basis as of June 25, 2016 and December 26, 2015 are summarized as follows (in thousands):

	June 25, 2016		December 26, 2015
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$5,752	5,752	5,802	5,802
Total assets	$5,752	5,752	5,802	5,802
Liabilities:
Deferred compensation liabilities	$9,932	9,932	9,068	9,068
Total liabilities	$9,932	9,932	9,068	9,068
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
The carrying value, net of unamortized debt issuance costs, and estimated fair value of long-term debt as of June 25, 2016 and December 26, 2015 were as follows (in thousands):

	June 25, 2016		December 26, 2015
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$2,436,234	2,524,938	2,445,600	2,443,687
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of June 25, 2016 and December 26, 2015, one master licensee, including its majority-owned subsidiaries, accounted for approximately 24% and 13%, respectively, of total accounts and notes receivable. For each of the three months ended June 25, 2016 and June 27, 2015, one master licensee, including its majority-owned subsidiaries, accounted for approximately 11% of total revenues. For the six months ended June 25, 2016, one master licensee, including its majority-owned subsidiaries, accounted for approximately 10% of total revenues. No individual franchisee or master licensee accounted for more than 10% of total revenues for the six months ended June 27, 2015.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin’ Donuts and Baskin-Robbins products under licensing arrangements. As of June 25, 2016 and December 26, 2015, net receivables for one of these third parties accounted for approximately 11% and 13%, respectively, of total accounts and notes receivable.

(f) Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance is effective for the Company in fiscal year 2017 with early adoption permitted. The Company expects to adopt this new guidance in fiscal year 2017. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During fiscal year 2015 and the six months ended June 25, 2016, $11.5 million and $1.8 million, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted as of the respective dates. The Company is further evaluating the impact the adoption of this new guidance will have on the Company’s accounting policies, consolidated financial statements, and related disclosures, as well as the transition methods.
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
In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new guidance in fiscal year 2019 and is currently evaluating the impact the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures. The Company expects that most of its operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption.
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company in fiscal year 2018 with early adoption permitted in fiscal year 2017. The Company expects to adopt this new guidance in fiscal year 2018 and is currently evaluating the impact the adoption of this new guidance will have on the Company’s accounting policies, consolidated financial statements, and related disclosures, and has not yet selected a transition method.
(g) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Royalty income	$126,838	120,757	240,204	226,878
Initial franchise fees and renewal income	10,357	10,386	20,774	19,590
Total franchise fees and royalty income	$137,195	131,143	260,978	246,468

The changes in franchised and company-operated points of distribution were as follows:

	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Systemwide Points of Distribution:
Franchised points of distribution in operation—beginning of period	19,430	18,898	19,308	18,821
Franchised points of distribution—opened	377	381	678	679
Franchised points of distribution—closed	(179)	(231)	(368)	(450)
Net transfers from (to) company-operated points of distribution	12	—	22	(2)
Franchised points of distribution in operation—end of period	19,640	19,048	19,640	19,048
Company-operated points of distribution—end of period	29	47	29	47
Total systemwide points of distribution—end of period	19,669	19,095	19,669	19,095
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
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). If the Class A-2 Notes have not been repaid in full by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the Class A-2-I and Class A-2-II Notes bear interest at fixed rates equal to 3.262% and 3.980%, respectively. If the Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the Class A-2-I and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year, payable in quarterly installments. No principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.
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
As of June 25, 2016, approximately $740.6 million and $1.73 billion of principal were outstanding on the Class A-2-I Notes and Class A-2-II Notes, respectively. Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $41.3 million. The effective interest rate, including the amortization of debt issuance costs, was 3.5% and 4.3% for the Class A-2-I Notes and Class A-2-II Notes, respectively, as of June 25, 2016.

As of June 25, 2016, $25.9 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of June 25, 2016.
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
Senior Credit Facility
During the first quarter of fiscal year 2015, the Company recorded a loss on debt extinguishment of $20.6 million, consisting primarily of the write-off of the remaining original issuance discount and debt issuance costs related to the senior credit facility, which was repaid in the first quarter of fiscal year 2015 with the proceeds of the issuance of the Class A-2 Notes.
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
As of June 25, 2016 and December 26, 2015, a pre-tax gain of $3.0 million and $4.1 million, respectively, was recorded in accumulated other comprehensive loss. During the next twelve months, the Company estimates that $2.2 million will be reclassified from accumulated other comprehensive loss as a reduction of interest expense.
The tables below summarize the effects of derivative instruments on the consolidated statements of operations and comprehensive income, which were equivalent for the three months ended June 25, 2016 and June 27, 2015 and were equivalent for the six months ended June 25, 2016 and June 27, 2015 (in thousands):

Three months ended June 25, 2016 and June 27, 2015
Derivatives designated as cash flow hedging instruments	Amount of net gain (loss) reclassified into earnings	Consolidated statements of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$535	Interest expense	$(535)
Income tax effect	(217)	Provision for income taxes	217
Net of income taxes	$318		$(318)

Six months ended June 25, 2016 and June 27, 2015
Derivatives designated as cash flow hedging instruments	Amount of net gain (loss) reclassified into earnings	Consolidated statements of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$1,070	Interest expense	$(1,070)
Income tax effect	(434)	Provision for income taxes	434
Net of income taxes	$636		$(636)

(6) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 25, 2016	December 26, 2015
Gift card/certificate liability	$123,269	176,080
Gift card breakage liability	19,700	23,955
Accrued payroll and benefits	22,822	29,540
Accrued legal liabilities (see note 10(c))	11,494	18,267
Accrued interest	9,474	9,522
Accrued professional costs	3,957	4,814
Franchisee profit-sharing liability	9,197	8,406
Other	24,150	22,275
Total other current liabilities	$224,063	292,859
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

	Revenues
	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Dunkin’ Donuts U.S.	$153,660	149,768	292,473	283,635
Dunkin’ Donuts International	5,218	5,421	12,468	11,999
Baskin-Robbins U.S.	13,738	14,152	24,299	24,461
Baskin-Robbins International	34,840	35,572	61,674	58,702
Total reportable segment revenues	207,456	204,913	390,914	378,797
Other	8,853	6,511	15,171	18,532
Total revenues	$216,309	211,424	406,085	397,329
Amounts included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Dunkin’ Donuts U.S.	$116,085	108,308	216,529	202,022
Dunkin’ Donuts International	1,975	2,543	5,733	6,217
Baskin-Robbins U.S.	10,738	9,590	18,038	15,678
Baskin-Robbins International	11,079	11,764	19,463	18,821
Total reportable segments	139,877	132,205	259,763	242,738
Corporate	(28,164)	(33,436)	(56,863)	(53,765)
Interest expense, net	(24,848)	(24,979)	(49,580)	(47,021)
Amortization of other intangible assets	(5,568)	(6,181)	(11,329)	(12,381)
Long-lived asset impairment charges	(4)	—	(97)	(264)
Loss on debt extinguishment and refinancing transactions	—	—	—	(20,554)
Other losses, net	(102)	(12)	(472)	(557)
Income before income taxes	$81,191	67,597	141,422	108,196
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

	Net income of equity method investments
	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Dunkin’ Donuts International	$304	560	478	849
Baskin-Robbins International	2,303	3,327	4,378	5,892
Total reportable segments	2,607	3,887	4,856	6,741
Other	1,110	64	1,825	157
Total net income of equity method investments	$3,717	3,951	6,681	6,898

(8) Stockholders’ Deficit
The changes in total stockholders’ deficit were as follows (in thousands):

Total stockholders’ deficit
Balance as of December 26, 2015	$(220,743)
Net income	86,744
Other comprehensive income	1,730
Dividends paid on common stock	(54,851)
Exercise of stock options	3,933
Repurchases of common stock	(30,000)
Share-based compensation expense	8,307
Excess tax benefits from share-based compensation	1,804
Deconsolidation of noncontrolling interest	(208)
Other, net	(410)
Balance as of June 25, 2016	$(203,694)
(a) Treasury Stock
On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “October 2015 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the October 2015 ASR Agreement, the Company paid the financial institution $125.0 million in cash and received an initial delivery of 2,527,167 shares of the Company’s common stock in fiscal year 2015, representing an estimate of 80% of the total shares expected to be delivered under the October 2015 ASR Agreement. Upon final settlement of the October 2015 ASR Agreement during the first quarter of fiscal year 2016, the Company received an additional delivery of 483,913 shares of its common stock based on a weighted average cost per share of $41.51 over the term of the October 2015 ASR Agreement.
On February 4, 2016, the Company entered into an accelerated share repurchase agreement (the “February 2016 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the February 2016 ASR Agreement, the Company paid the financial institution $30.0 million in cash and received 702,239 shares of the Company’s common stock during the first quarter of fiscal year 2016 based on a weighted average cost per share of $42.72 over the term of the February 2016 ASR Agreement.
The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $55.0 million during the six months ended June 25, 2016 for the shares repurchased under the accelerated share repurchase agreements, based on the cost of the shares on the dates of repurchase and any direct costs incurred. During the six months ended June 25, 2016, the Company retired 1,186,152 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $55.0 million and $11.3 million, respectively, and an increase in accumulated deficit of $43.7 million.
(b) Equity Incentive Plans
During the six months ended June 25, 2016, the Company granted stock options to purchase 1,384,294 shares of common stock and 93,666 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $44.35 per share and have a weighted average grant-date fair value of $7.40 per share. The RSUs granted to employees and members of our board of directors vest in equal annual amounts over a three-year period and a one-year period, respectively, subsequent to the grant date and have a weighted average grant-date fair value of $42.30 per share.
In addition, the Company granted 92,487 performance stock units (“PSUs”) to certain employees during the first quarter of fiscal year 2016. These PSUs are eligible to vest on February 23, 2019, subject to two separate vesting conditions. Of the total PSUs granted, 39,684 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 52,803 PSUs granted are subject to a service condition and a performance vesting condition linked to adjusted operating income growth over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $55.36 per share. The AOI PSUs have a grant-date fair value of $41.61 per share.
Total compensation expense related to all share-based awards was $4.2 million and $4.0 million for the three months ended June 25, 2016 and June 27, 2015, respectively, and $8.3 million and $7.7 million for the six months ended June 25, 2016 and June 27, 2015, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(c) Accumulated Other Comprehensive Loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains on interest rate swaps	Other	Accumulated other comprehensive gain (loss)
Balance as of December 26, 2015	$(20,459)	2,443	(2,030)	(20,046)
Other comprehensive income (loss), net	2,569	(636)	(203)	1,730
Balance as of June 25, 2016	$(17,890)	1,807	(2,233)	(18,316)
(d) Dividends
The Company paid a quarterly dividend of $0.30 per share of common stock on March 16, 2016 and June 8, 2016, totaling approximately $27.4 million and $27.5 million, respectively. On July 21, 2016, the Company announced that its board of directors approved the next quarterly dividend of $0.30 per share of common stock payable August 31, 2016 to shareholders of record as of the close of business on August 22, 2016.
(9) Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net income attributable to Dunkin’ Brands—basic and diluted (in thousands)	$49,590	42,318	86,744	67,949
Weighted average number of common shares:
Common—basic	91,504,563	95,729,949	91,594,704	98,000,825
Common—diluted	92,451,913	96,876,510	92,535,091	99,189,474
Earnings per common share:
Common—basic	$0.54	0.44	0.95	0.69
Common—diluted	0.54	0.44	0.94	0.69
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 947,350 and 1,146,561 equity awards for the three months ended June 25, 2016 and June 27, 2015, respectively, and includes the dilutive effect of 940,387 and 1,188,649 equity awards for the six months ended June 25, 2016 and June 27, 2015, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of June 25, 2016 and June 27, 2015, there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 4,210,753 and 2,992,006 equity awards for the three months ended June 25, 2016 and June 27, 2015, respectively, and 4,361,416 and 3,038,101 equity awards for the six months ended June 25, 2016 and June 27, 2015, respectively, as they would be antidilutive.

(10) Commitments and Contingencies
(a) Guarantees
Financial Guarantees
The Company has established agreements with certain financial institutions whereby the Company’s franchisees can obtain financing with terms of approximately 3 to 10 years for various business purposes. Substantially all loan proceeds are used by the franchisees to finance store improvements, new store development, new central production locations, equipment purchases, related business acquisition costs, working capital, and other costs. In limited instances, the Company guarantees a portion of the payments and commitments of the franchisees, which is collateralized by the store equipment owned by the franchisee. Under the terms of the agreements, in the event that all outstanding borrowings come due simultaneously, the Company would be contingently liable for $1.9 million and $2.0 million as of June 25, 2016 and December 26, 2015, respectively. As of June 25, 2016 and December 26, 2015, there were no amounts under such guarantees that were due. The Company assesses the risk of performing under these guarantees for each franchisee relationship on a quarterly basis. As of June 25, 2016, the Company recorded an immaterial amount of reserves for such guarantees. No reserves were recorded as of December 26, 2015.
Supply Chain Guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of June 25, 2016 and December 26, 2015, the Company was contingently liable under such supply chain agreements for approximately $126.9 million and $157.8 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, there was no accrual required as of June 25, 2016 or December 26, 2015 related to these commitments.
Lease Guarantees
The Company is contingently liable on certain lease agreements typically resulting from assigning our interest in obligations under property leases as a condition of refranchising certain restaurants and the guarantee of certain other leases. These leases have varying terms, the latest of which expires in 2024. As of June 25, 2016 and December 26, 2015, the potential amount of undiscounted payments the Company could be required to make in the event of nonpayment by the primary lessee was $3.3 million and $3.7 million, respectively. Our franchisees are the primary lessees under the majority of these leases. The Company generally has cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases. Accordingly, we do not believe it is probable that the Company will be required to make payments under such leases, and we have not recorded a liability for such contingent liabilities.
(b) Letters of Credit
As of June 25, 2016 and December 26, 2015, the Company had standby letters of credit outstanding for a total of $25.9 million and $26.3 million, respectively. There were no amounts drawn down on these letters of credit as of June 25, 2016 and December 26, 2015.
(c) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. The Company sought leave to appeal the decision with the Supreme Court of Canada, but was denied in March 2016. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million during the first quarter of fiscal year 2015, which was recorded within general and administrative expenses, net in the consolidated statements of operations. During the three months ended June 25, 2016, the Company reached a final agreement on costs and interest with the plaintiffs in the Bertico litigation and paid approximately C$10.0 million with respect to this matter. An additional C$7.5 million is being held in escrow for the remaining amounts owed to plaintiffs associated with the Bertico litigation, and remains within other current liabilities, with a corresponding offset within other current assets, in the consolidated balance sheets as of June 25, 2016.
Additionally, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of June 25, 2016 and December 26, 2015, $11.5 million and $18.3 million, respectively, is recorded within other current liabilities in the consolidated balance sheets in connection with all outstanding litigation, including the Bertico litigation.
(11) Related-Party Transactions
(a) Advertising Funds
As of June 25, 2016 and December 26, 2015, the Company had a net payable of $8.3 million and $11.6 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $2.5 million for each of the three months ended June 25, 2016 and June 27, 2015 and $4.8 million and $4.9 million for the six months ended June 25, 2016 and June 27, 2015, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
Additionally, the Company made contributions to the advertising funds based on retail sales at company-operated restaurants of $233 thousand and $353 thousand during the three months ended June 25, 2016 and June 27, 2015, respectively, and $514 thousand and $618 thousand during the six months ended June 25, 2016 and June 27, 2015, respectively, which are included in company-operated restaurant expenses in the consolidated statements of operations. The Company also funded advertising fund initiatives of $495 thousand and $937 thousand during the three months ended June 25, 2016 and June 27, 2015, respectively, and $1.0 million and $1.4 million during the six months ended June 25, 2016 and June 27, 2015, respectively, which were contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 6).
(b) Equity Method Investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
B-R 31 Ice Cream Co., Ltd.	$570	323	891	565
BR-Korea Co., Ltd.	968	1,126	1,861	2,139
Coffee Alliance S.L. ("Spain JV")	—	68	—	68
	$1,538	1,517	2,752	2,772
As of June 25, 2016 and December 26, 2015, the Company had $1.2 million and $1.1 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $805 thousand and $831 thousand during the three months ended June 25, 2016 and June 27, 2015, respectively, and $1.6 million and $1.8 million during the six months ended June 25, 2016 and June 27, 2015, respectively, primarily for the purchase of ice cream and other products.
As of June 25, 2016 and December 26, 2015, the Company had $2.1 million of notes receivable from its Spain JV, which were fully reserved as of the respective dates. The notes receivable, net of the reserve, are included in other assets in the consolidated balance sheets.
The Company recognized $1.3 million and $999 thousand during the three months ended June 25, 2016 and June 27, 2015, respectively, and $1.7 million and $1.4 million during the six months ended June 25, 2016 and June 27, 2015, respectively, in the consolidated statements of operations from the sale of ice cream and other products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”), of which the Company owns a 20% equity interest. As of June 25, 2016 and December 26, 2015, the

Company had $2.2 million and $3.1 million, respectively, of net receivables from the Australia JV, consisting of accounts receivable and notes and other receivables, net of current liabilities.

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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 19,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of June 25, 2016, Dunkin’ Donuts had 11,941 global points of distribution with restaurants in 41 U.S. states and the District of Columbia and in 43 foreign countries. Baskin-Robbins had 7,728 global points of distribution as of the same date, with restaurants in 43 U.S. states, the District of Columbia, Puerto Rico, and 48 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 29 company-operated points of distribution as of June 25, 2016, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the six months ended June 25, 2016, franchisee contributions to the U.S. advertising funds were $206.0 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended June 25, 2016 and June 27, 2015 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 25, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The data periods contained within our three- and twelve-month periods ending December 31, 2016 will reflect the results of operations for the 14-week and 53-week periods ending on that date.
Selected Operating and Financial Highlights

Amounts and percentages may not recalculate due to rounding	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Systemwide sales (in millions)(a):
Dunkin’ Donuts U.S.	$2,056.9	1,961.6	3,922.2	3,712.4
Dunkin’ Donuts International	175.0	173.6	342.5	341.7
Baskin-Robbins U.S.	183.0	181.2	312.9	304.2
Baskin-Robbins International	360.0	356.1	616.0	631.7
Total systemwide sales	$2,774.9	2,672.4	5,193.5	4,990.1
Systemwide sales growth	3.8%	5.2%	4.1%	5.7%
Comparable store sales growth (decline)(b):
Dunkin’ Donuts U.S.	0.5%	2.8%	1.2%	2.8%
Dunkin’ Donuts International	(3.1)%	(0.1)%	(2.6)%	0.8%
Baskin-Robbins U.S.	0.6%	4.1%	2.3%	5.9%
Baskin-Robbins International	(6.6)%	(2.5)%	(7.3)%	(1.2)%
Financial data (in thousands):
Total revenues	$216,309	211,424	406,085	397,329
Operating income	106,141	92,588	191,474	176,328
Adjusted operating income	111,294	102,971	202,536	190,576
Net income attributable to Dunkin’ Brands	49,590	42,318	86,744	67,949
Adjusted net income	52,682	48,548	93,381	88,830

(a)
Beginning in the first quarter of fiscal year 2016, we began presenting systemwide sales rather than franchisee-reported sales, which excludes sales of company-operated restaurants, as we believe the systemwide sales information is a more complete metric in obtaining an understanding of our financial performance. Additionally, systemwide sales related to restaurants located in Puerto Rico were previously included in the Baskin-Robbins International segment, but are now included in the Baskin-Robbins U.S. segment based on functional responsibility.

(b)
Comparable store sales growth for Dunkin’ Donuts U.S. and Baskin-Robbins U.S. for the three and six months ended June 27, 2015 has been revised to include only those restaurants that have been open at least 78 weeks (approximately 18 months) to conform to the current period calculation, whereas previously reported figures included only those restaurants that were open at least 54 weeks (approximately 12 months). The calculation of this operating measure was revised in the third quarter of fiscal 2015 to more accurately reflect sales growth at comparable stores by minimizing the impact of strong new store openings, particularly as we develop in newer markets. International comparable store sales growth has not been revised at this time to include only sales from restaurants that have been open at least 78 weeks, similar to the U.S., given that store-level sales information resides on multiple, non-uniform systems owned and controlled by our international partners.

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

Overall growth in systemwide sales of 3.8% and 4.1% for the three and six months ended June 25, 2016, over the same periods in the prior fiscal year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 4.9% and 5.6% for the three and six months ended June 25, 2016, respectively, as a result of 333 net new restaurants opened since June 27, 2015 and comparable store sales growth of 0.5% and 1.2%, respectively. The increase in comparable store sales was driven by increased average ticket offset by a decline in traffic. Growth was driven by strong beverage sales led by iced coffee and hot and iced espresso-based beverages, and breakfast sandwiches, led by limited-time-offer products.

•
Dunkin’ Donuts International systemwide sales growth of 0.8% and 0.2% for the three and six months ended June 25, 2016, respectively, driven primarily by sales growth in Europe and Asia, offset by a decline in South Korea. Sales in South Korea, Asia, and South America were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for the three and six months ended June 25, 2016 increased by approximately 5% and 6%, respectively. Dunkin’ Donuts International comparable store sales declined 3.1% and 2.6% for the three and six months ended June 25, 2016, respectively, due to declines in the Middle East, Europe, and South Korea offset by gains in South America and Asia.

•
Baskin-Robbins U.S. systemwide sales growth of 1.0% and 2.9% for the three and six months ended June 25, 2016, respectively, resulting primarily from comparable store sales growth of 0.6% and 2.3%, for the three and six months ended June 25, 2016, respectively, driven by increased sales of cups and cones. The increase in sales of cups and cones for the three-month period was driven by the new Warm Cookie Ice Cream Sandwich. Comparable store sales growth for the three months ended June 25, 2016 was driven primarily by an increase in average ticket, offset by a decline in traffic. Comparable store sales growth for the six months ended June 25, 2016 was driven by an increase in average ticket and traffic.

•
Baskin-Robbins International systemwide sales growth of 1.1% for the three months ended June 25, 2016, driven by sales growth in Japan and the Middle East, offset by sales declines in South Korea and Europe. Systemwide sales declined 2.5% for the six months ended June 25, 2016, driven by sales declines in South Korea and the Middle East, offset by sales growth in Japan. Sales in South Korea were negatively impacted by unfavorable foreign exchange rates, while sales in Japan were positively impacted by favorable foreign exchange rates. On a constant currency basis, systemwide sales for the three months ended June 25, 2016 increased by approximately 1%, while systemwide sales for the six months ended June 25, 2016 decreased approximately 1%. Baskin-Robbins International comparable store sales declined 6.6% and 7.3% for the three and six months ended June 25, 2016, respectively, driven primarily by declines in South Korea and the Middle East.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution information related to restaurants located in Puerto Rico were previously included in the Baskin-Robbins International segment, but are now included in the Baskin-Robbins U.S. segment based on functional responsibility. Prior period amounts in the tables below have been revised to reflect these changes for all periods presented. Points of distribution and net openings as of and for the three and six months ended June 25, 2016 and June 27, 2015 were as follows:

	June 25, 2016	June 27, 2015
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,573	8,240
Dunkin’ Donuts International	3,368	3,220
Baskin-Robbins U.S.	2,530	2,528
Baskin-Robbins International	5,198	5,107
Consolidated global points of distribution	19,669	19,095

	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Net openings (closings) during the period:
Dunkin’ Donuts U.S.	73	80	142	158
Dunkin’ Donuts International	35	13	49	(8)
Baskin-Robbins U.S.	12	2	1	(1)
Baskin-Robbins International	78	59	120	84
Consolidated global net openings	198	154	312	233

Total revenues increased $4.9 million, or 2.3%, and $8.8 million, or 2.2% for the three and six months ended June 25, 2016, respectively, driven primarily by increases in franchise fees and royalty income of $6.1 million and $14.5 million for the respective periods, driven by Dunkin’ Donuts U.S. systemwide sales growth, offset by decreases in sales at company-operated restaurants of $3.1 million and $4.0 million, respectively, due to a net decrease in the number of company-operated restaurants. Additionally, other revenues increased $4.1 million during the three-month period due primarily to increased license fees recognized in connection with the Dunkin’ K-Cup® pod licensing agreement and an increase in transfer fee income, while other revenues decreased $2.0 million during the six-month period due primarily to a one-time upfront license fee recognized in connection with the Dunkin’ K-Cup® pod licensing agreement in the first quarter of 2015.
Operating income and adjusted operating income for the three months ended June 25, 2016 increased $13.6 million, or 14.6%, and $8.3 million, or 8.1%, respectively, primarily as a result of the increase in franchise fees and royalty income, as well as the increase in other revenues, offset by a decrease in net margin on ice cream and other products from international markets. Additionally, operating income in the prior fiscal year period was unfavorably impacted by costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in 2012.
Operating income and adjusted operating income for the six months ended June 25, 2016 increased $15.1 million, or 8.6%, and $12.0 million, or 6.3% respectively, primarily as a result of the increase in franchise fees and royalty income, as well as an increase in other operating income due primarily to a gain recognized in connection with the sale of company-operated restaurants, offset by the decrease in other revenues. Additionally, operating income in the prior fiscal year period was unfavorably impacted by costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in 2012 and favorably impacted by a reduction in legal reserves.
Net income attributable to Dunkin’ Brands and adjusted net income increased $7.3 million and $4.1 million, respectively, for the three months ended June 25, 2016 primarily as a result of the increases in operating income and adjusted operating income of $13.6 million and $8.3 million, respectively, offset by increases in income tax expense.
Net income attributable to Dunkin’ Brands increased $18.8 million for the six months ended June 25, 2016 primarily as a result of the $20.6 million loss on debt extinguishment and refinancing transactions recorded in the prior fiscal year period and the $15.1 million increase in operating income, offset by a $14.4 million increase in income tax expense and additional interest expense of $2.6 million driven primarily by additional borrowings incurred in conjunction with the securitization refinancing transaction completed in January 2015. Adjusted net income increased $4.6 million for the six months ended June 25, 2016, primarily as a result of the $12.0 million increase in adjusted operating income, offset by increases in income tax expense and interest expense.
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

Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In thousands)
Operating income	$106,141	92,588	191,474	176,328
Adjustments:
Amortization of other intangible assets	5,568	6,181	11,329	12,381
Long-lived asset impairment charges	4	—	97	264
Transaction-related costs(a)	9	127	64	281
Bertico and related litigation(b)	(428)	—	(428)	(2,753)
Settlement of Canadian pension plan(c)	—	4,075	—	4,075
Adjusted operating income	$111,294	102,971	202,536	190,576
Net income attributable to Dunkin’ Brands	$49,590	42,318	86,744	67,949
Adjustments:
Amortization of other intangible assets	5,568	6,181	11,329	12,381
Long-lived asset impairment charges	4	—	97	264
Transaction-related costs(a)	9	127	64	281
Bertico and related litigation(b)	(428)	—	(428)	(2,753)
Settlement of Canadian pension plan(c)	—	4,075	—	4,075
Loss on debt extinguishment and refinancing transactions	—	—	—	20,554
Tax impact of adjustments(d)	(2,061)	(4,153)	(4,425)	(13,921)
Adjusted net income	$52,682	48,548	93,381	88,830

(a)	Represents non-capitalizable costs incurred as a result of the securitized financing facility, which was completed in January 2015.

(b)
Adjustment for the three and six months ended June 25, 2016 represents a net reduction to legal reserves for the Bertico litigation based upon final agreement of interest and related costs associated with the judgment. Adjustment for the six months ended June 27, 2015 represents a net reduction to legal reserves for the Bertico litigation and related matters, as a result of the Quebec Court of Appeals (Montreal) ruling to reduce the damages assessed against the Company in the Bertico litigation from approximately C$16.4 million to approximately C$10.9 million, plus costs and interest.

(c)	Represents costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012.

(d)	Tax impact of adjustments calculated at a 40% effective tax rate.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Earnings per share:
Common—basic	$0.54	0.44	0.95	0.69
Common—diluted	0.54	0.44	0.94	0.69
Diluted adjusted earnings per share	0.57	0.50	1.01	0.90
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

The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In thousands, except share and per share data)
Adjusted net income	$52,682	48,548	93,381	88,830
Weighted average number of common shares—diluted	92,451,913	96,876,510	92,535,091	99,189,474
Diluted adjusted earnings per share	$0.57	0.50	1.01	$0.90

Results of operations
Consolidated results of operations

	Three months ended				Six months ended
	June 25, 2016	June 27, 2015	Increase (Decrease)		June 25, 2016	June 27, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Franchise fees and royalty income	$137,195	131,143	6,052	4.6%	$260,978	246,468	14,510	5.9%
Rental income	25,769	26,535	(766)	(2.9)%	48,994	50,162	(1,168)	(2.3)%
Sales of ice cream and other products	33,966	35,410	(1,444)	(4.1)%	59,857	58,478	1,379	2.4%
Sales at company-operated restaurants	4,643	7,727	(3,084)	(39.9)%	10,313	14,285	(3,972)	(27.8)%
Other revenues	14,736	10,609	4,127	38.9%	25,943	27,936	(1,993)	(7.1)%
Total revenues	$216,309	211,424	4,885	2.3%	$406,085	397,329	8,756	2.2%
Total revenues for the three months ended June 25, 2016 increased $4.9 million, or 2.3%, due primarily to an increase in franchise fees and royalty income of $6.1 million as a result of Dunkin’ Donuts U.S. systemwide sales growth and an increase in other revenues of $4.1 million due primarily to increased license fees recognized in connection with the Dunkin’ K-Cup® pod licensing agreement and an increase in transfer fee income. These increases in revenues were offset by a decrease in sales at company-operated restaurants of $3.1 million driven by a net decrease in the number of company-operated restaurants, as well as a decrease in sales of ice cream and other products of $1.4 million.
Total revenues for the six months ended June 25, 2016 increased $8.8 million, or 2.2%, due primarily to an increase in franchise fees and royalty income of $14.5 million as a result of Dunkin’ Donuts U.S. systemwide sales growth and an increase in sales of ice cream and other products of $1.4 million due primarily to sales of ice cream products to the Middle East. These increases in revenues were offset by a decrease in sales at company-operated restaurants of $4.0 million driven by a net decrease in the number of company-operated restaurants, a decrease in other revenues of $2.0 million due primarily to a one-time upfront license fee recognized in connection with the Dunkin’ K-Cup® pod licensing agreement in the first quarter of 2015, and a decrease in rental income of $1.2 million.

	Three months ended				Six months ended
	June 25, 2016	June 27, 2015	Increase (Decrease)		June 25, 2016	June 27, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$13,614	13,717	(103)	(0.8)%	$26,810	27,235	(425)	(1.6)%
Cost of ice cream and other products	22,827	22,876	(49)	(0.2)%	40,061	38,222	1,839	4.8%
Company-operated restaurant expenses	5,297	7,757	(2,460)	(31.7)%	11,790	14,615	(2,825)	(19.3)%
General and administrative expenses, net	63,459	68,349	(4,890)	(7.2)%	124,654	126,189	(1,535)	(1.2)%
Depreciation and amortization	10,746	11,172	(426)	(3.8)%	21,640	22,482	(842)	(3.7)%
Long-lived asset impairment charges	4	—	4	n/m	97	264	(167)	(63.3)%
Total operating costs and expenses	$115,947	123,871	(7,924)	(6.4)%	$225,052	229,007	(3,955)	(1.7)%
Net income of equity method investments	3,717	3,951	(234)	(5.9)%	6,681	6,898	(217)	(3.1)%
Other operating income, net	2,062	1,084	978	90.2%	3,760	1,108	2,652	239.4%
Operating income	$106,141	92,588	13,553	14.6%	$191,474	176,328	15,146	8.6%
Occupancy expenses for franchised restaurants for the three and six months ended June 25, 2016 decreased from the prior fiscal year periods due primarily to the reversal of deferred straight-line rent obligations in the current fiscal year periods as a result of lease terminations.
Net margin on ice cream and other products for the three months ended June 25, 2016 decreased from the prior fiscal year period to approximately $11.1 million due primarily to a decline in sales volume and an increase in commodity costs. Net margin on ice cream and other products for the six months ended June 25, 2016 decreased from the prior fiscal year period to approximately $19.8 million due primarily to an increase in commodity costs.
Company-operated restaurant expenses for the three and six months ended June 25, 2016 decreased $2.5 million and $2.8 million, respectively, primarily as a result of a net decrease in the number of company-operated restaurants.
General and administrative expenses for the three and six months ended June 25, 2016 decreased $4.9 million and $1.5 million, respectively, from the prior fiscal year periods driven by decreases in personnel costs due primarily to costs incurred in the prior fiscal year periods related to the final settlement of our Canadian pension plan and reduced incentive compensation expense in the current fiscal year periods. Also contributing to the decreases were decreases in bad debt expense and costs incurred in the prior fiscal year periods to support brand-building activities. These decreases in general and administrative expenses were offset by increases in professional fees. Also offsetting the decrease in general and administrative expenses for the six-month period was a reduction in legal reserves recorded in the prior year fiscal period.
Depreciation and amortization for the three and six months ended June 25, 2016 decreased $0.4 million and $0.8 million, respectively, from the prior fiscal year periods as a result of certain intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases.
Long-lived asset impairment charges for the six months ended June 25, 2016 decreased $0.2 million, driven primarily by the timing of lease terminations, which resulted in the write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three and six months ended June 25, 2016 decreased $0.2 million from the prior fiscal year periods as a result of decreases in net income from our South Korea joint venture, offset by increases in net income from our Japan joint venture. The increase in net income from our Japan joint venture was due primarily to the reduction of depreciation and amortization, net of tax, as a result of an impairment charge recorded in fiscal year 2015 related to our Japan joint venture.
Other operating income, net includes gains recognized in connection with the sale of real estate and company-operated restaurants and fluctuates based on the timing of such transactions. Other operating income for the three and six months ended

June 25, 2016 includes a $2.1 million gain recognized in connection with the sale of twelve company-operated points of distribution in the Dallas, Texas market.

	Three months ended				Six months ended
	June 25, 2016	June 27, 2015	Increase (Decrease)		June 25, 2016	June 27, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$24,848	24,979	(131)	(0.5)%	$49,580	47,021	2,559	5.4%
Loss on debt extinguishment and refinancing transactions	—	—	—	n/m	—	20,554	(20,554)	(100.0)%
Other losses, net	102	12	90	750.0%	472	557	(85)	(15.3)%
Total other expense	$24,950	24,991	(41)	(0.2)%	$50,052	68,132	(18,080)	(26.5)%
The decrease in net interest expense of $0.1 million for the three months ended June 25, 2016 was driven primarily by a lower principal balance due to principal payments made on our long-term debt. The increase in net interest expense of $2.6 million for the six months ended June 25, 2016 was driven primarily by the securitization refinancing transaction that occurred in January 2015, which resulted in additional borrowings and an increase in the weighted average interest rate, as well as an increase in amortization of capitalized debt issuance costs compared to the prior fiscal year period.
The loss on debt extinguishment and refinancing transactions for the six months ended June 27, 2015 of $20.6 million resulted from the January 2015 securitization refinancing transaction.
The fluctuation in other losses, net, for the three and six months ended June 25, 2016 resulted primarily from net foreign exchange losses driven primarily by fluctuations in the U.S. dollar against the Canadian dollar, Australian dollar, and the pound sterling.

	Three months ended		Six months ended
	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
	(In thousands, except percentages)
Income before income taxes	$81,191	67,597	141,422	108,196
Provision for income taxes	31,601	25,148	54,678	40,322
Effective tax rate	38.9%	37.2%	38.7%	37.3%
The increase in the effective tax rate for the three and six months ended June 25, 2016 was primarily a result of additional income earned in the U.S. relative to income earned in lower tax rate foreign jurisdictions.
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
Dunkin’ Donuts U.S.

	Three months ended				Six months ended
	June 25, 2016	June 27, 2015	Increase (Decrease)		June 25, 2016	June 27, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$112,031	106,343	5,688	5.3%	$213,554	201,350	12,204	6.1%
Franchise fees	9,337	8,661	676	7.8%	16,405	16,925	(520)	(3.1)%
Rental income	24,928	25,613	(685)	(2.7)%	47,313	48,294	(981)	(2.0)%
Sales at company-operated restaurants	4,643	7,727	(3,084)	(39.9)%	10,313	14,285	(3,972)	(27.8)%
Other revenues	2,721	1,424	1,297	91.1%	4,888	2,781	2,107	75.8%
Total revenues	$153,660	149,768	3,892	2.6%	$292,473	283,635	8,838	3.1%
Segment profit	$116,085	108,308	7,777	7.2%	$216,529	202,022	14,507	7.2%
Dunkin’ Donuts U.S. revenues increased $3.9 million for the three months ended June 25, 2016 driven primarily by an increase in royalty income due to systemwide sales growth, as well as an increase in other revenues driven primarily by increases in transfer fee income and refranchising gains, offset by a decrease in sales at company-operated restaurants due to a net decrease in the number of company-operated restaurants.
Dunkin’ Donuts U.S. revenues increased $8.8 million for the six months ended June 25, 2016 driven primarily by an increase in royalty income due to systemwide sales growth, as well as an increase in other revenues due primarily to an increase in transfer fee income. These increases in revenues were offset by a decrease in sales at company-operated restaurants driven by a net decrease in the number of company-operated restaurants, as well as a decrease in rental income.
Dunkin’ Donuts U.S. segment profit increased $7.8 million for the three months ended June 25, 2016, which was driven primarily by growth in royalty income and other revenues, as well as an increase in other operating income due primarily to a gain recognized in connection with the sale of company-operated restaurants.
Dunkin’ Donuts U.S. segment profit increased $14.5 million for the six months ended June 25, 2016 driven primarily by growth in royalty income, as well as an increase in other operating income due primarily to a gain recognized in connection with the sale of company-operated restaurants and an increase in other revenues. These increases in segment profit were offset by additional operating losses from company-operated restaurants, as we continued to incur certain overhead expenses despite a net decrease in the number of such restaurants.
Dunkin’ Donuts International

	Three months ended				Six months ended
	June 25, 2016	June 27, 2015	Increase (Decrease)		June 25, 2016	June 27, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$4,218	4,087	131	3.2%	$8,458	7,878	580	7.4%
Franchise fees	643	1,334	(691)	(51.8)%	3,533	1,857	1,676	90.3%
Rental income	—	5	(5)	(100.0)%	—	13	(13)	(100.0)%
Other revenues	357	(5)	362	n/m	477	2,251	(1,774)	(78.8)%
Total revenues	$5,218	5,421	(203)	(3.7)%	$12,468	11,999	469	3.9%
Segment profit	$1,975	2,543	(568)	(22.3)%	$5,733	6,217	(484)	(7.8)%
Dunkin’ Donuts International revenues for the three months ended June 25, 2016 decreased by $0.2 million. The decrease in revenues was primarily a result of a decline in franchise fees, offset by an increase in other revenues due to an increase in transfer fee income, as well as an increase in royalty income.
Dunkin’ Donuts International revenues for the six months ended June 25, 2016 increased by $0.5 million. The increase in revenues was primarily a result of increased franchise fees due to development in new markets, as well as an increase in royalty income, offset by a decrease in other revenues due primarily to revenue recorded in the prior year period in connection with a settlement reached with a master licensee.
Segment profit for Dunkin’ Donuts International decreased $0.6 million for the three months ended June 25, 2016 primarily as a result of a decrease in net income from our South Korea joint venture, as well as the decrease in revenues.
Segment profit for Dunkin’ Donuts International decreased $0.5 million for the six months ended June 25, 2016 primarily as a result of an increase in general and administrative expenses driven primarily by increased personnel costs and an increase in bad debt expense, as well as a decrease in net income from our South Korea joint venture. These decreases in segment profit were offset by revenue growth.
Baskin-Robbins U.S.

	Three months ended				Six months ended
	June 25, 2016	June 27, 2015	Increase (Decrease)		June 25, 2016	June 27, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$8,824	8,682	142	1.6%	$15,047	14,598	449	3.1%
Franchise fees	171	148	23	15.5%	517	368	149	40.5%
Rental income	721	778	(57)	(7.3)%	1,434	1,577	(143)	(9.1)%
Sales of ice cream and other products	661	1,293	(632)	(48.9)%	1,232	2,612	(1,380)	(52.8)%
Other revenues	3,361	3,251	110	3.4%	6,069	5,306	763	14.4%
Total revenues	$13,738	14,152	(414)	(2.9)%	$24,299	24,461	(162)	(0.7)%
Segment profit	$10,738	9,590	1,148	12.0%	$18,038	15,678	2,360	15.1%
Baskin-Robbins U.S. revenues for the three and six months ended June 25, 2016 decreased $0.4 million and $0.2 million, respectively, due primarily to decreases in sales of ice cream and other products, offset by increases in royalty income and increases in other revenues driven by increases in licensing income. A portion of the fluctuations in licensing income and sales of ice cream and other products can be attributed to a shift in certain franchisees who previously purchased ice cream from the Company now purchasing ice cream directly from our third-party ice cream manufacturer through which we earn a licensing fee.
Baskin-Robbins U.S. segment profit increased $1.1 million and $2.4 million for the three and six months ended June 25, 2016, respectively, primarily as a result of a reduction in general and administrative expenses, due primarily to expenses incurred in the prior year period relating to brand-building activities and incentive compensation, as well as the increases in other revenues and royalty income.
Baskin-Robbins International

	Three months ended				Six months ended
	June 25, 2016	June 27, 2015	Increase (Decrease)		June 25, 2016	June 27, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$1,765	1,645	120	7.3%	$3,145	3,052	93	3.0%
Franchise fees	206	243	(37)	(15.2)%	319	440	(121)	(27.5)%
Rental income	113	119	(6)	(5.0)%	219	237	(18)	(7.6)%
Sales of ice cream and other products	32,716	33,462	(746)	(2.2)%	57,779	54,684	3,095	5.7%
Other revenues	40	103	(63)	(61.2)%	212	289	(77)	(26.6)%
Total revenues	$34,840	35,572	(732)	(2.1)%	$61,674	58,702	2,972	5.1%
Segment profit	$11,079	11,764	(685)	(5.8)%	$19,463	18,821	642	3.4%
Baskin-Robbins International revenues decreased $0.7 million for the three months ended June 25, 2016 due primarily to a decrease in sales of ice cream products.

Baskin-Robbins International revenues increased $3.0 million for the six months ended June 25, 2016 due primarily to an increase in sales of ice cream products to the Middle East.
Baskin-Robbins International segment profit decreased $0.7 million for the three months ended June 25, 2016 as a result of a decrease in net income from our South Korea joint venture and a decrease in net margin on ice cream driven primarily by a decline in sales volume and an increase in commodity costs, offset by a reduction in bad debt expense and other general and administrative expenses.
Baskin-Robbins International segment profit increased $0.6 million for the six months ended June 25, 2016 as a result of an increase in net margin on ice cream, driven primarily by an increase in sales volume offset by an increase in commodity costs, as well as decreases in bad debt expense and other general and administrative expenses. These increases in segment profit were offset by a decrease in net income from our South Korea joint venture.
Liquidity and Capital Resources
As of June 25, 2016, we held $248.2 million of cash and cash equivalents and $72.2 million of short-term restricted cash that is restricted under our securitized financing facility. Included in cash and cash equivalents is $123.1 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liability (see note 6 to the unaudited consolidated financial statements included herein). In addition, as of June 25, 2016, we had a borrowing capacity of $74.1 million under our $100.0 million Variable Funding Notes (as defined below).
Operating, investing, and financing cash flows
Net cash provided by operating activities was $80.0 million for the six months ended June 25, 2016, as compared to $47.7 million in the prior fiscal year period. The $32.4 million increase in operating cash flows was driven primarily by the fluctuation of restricted cash of $64.6 million driven by the initial funding of restricted cash accounts in accordance with the requirements of our securitized debt structure in the prior fiscal year period and an increase in pre-tax income. Offsetting this increase in operating cash flows were increases in cash paid for income taxes and incentive compensation, as well as payments made in connection with the settlement of the Bertico litigation.
Net cash used in investing activities was $0.2 million for the six months ended June 25, 2016, as compared to $15.7 million in the prior fiscal year period. The $15.4 million decrease in net cash used in investing activities was driven primarily by a reduction in capital expenditures of $7.6 million and an increase in proceeds received from the sale of real estate and company-operated restaurants of $5.8 million, as well as cash paid for the acquisition of a company-operated restaurant in the prior fiscal year period.
Net cash used in financing activities was $92.1 million for the six months ended June 25, 2016, as compared to net cash provided by financing activities in the prior fiscal year period of $88.9 million. The $181.0 million decrease in financing cash flows compared to the prior fiscal year period was driven primarily by the favorable impact of debt-related activities of $626.6 million in the prior fiscal year period, resulting from proceeds from the issuance of long-term debt, net of debt repayment, payment of debt issuance and other debt-related costs, and funding of restricted cash accounts, as well as the repayment of debt in the current fiscal year period of $12.5 million. Offsetting the unfavorable impact of debt-related activities was incremental cash used in the prior fiscal year period for repurchases of common stock of $463.9 million.
Free cash flow
During the six months ended June 25, 2016, net cash provided by operating activities was $80.0 million, as compared to $47.7 million for the six months ended June 27, 2015. Net cash flows from operating activities for the six months ended June 25, 2016 and June 27, 2015 include decreases of $25.5 million and $16.6 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the seasonality of our gift card program. Net cash provided by operating activities for the six months ended June 25, 2016 and June 27, 2015 includes the net funding of restricted cash accounts of $0.3 million and $64.9 million, respectively, which represents cash restricted in accordance with our securitized financing facility and will be used for operating activities such as to pay interest and real estate obligations. Excluding cash held for advertising funds and reserved for gift card/certificate programs and excluding the fluctuation in restricted cash, we generated $105.6 million and $113.5 million of free cash flow during the six months ended June 25, 2016 and June 27, 2015, respectively.
The decrease in free cash flow was due primarily to increases in cash paid for income taxes and incentive compensation, as well as payments made in connection with the settlement of the Bertico litigation. Offsetting these decreases in free cash flow were a reduction in capital expenditures compared to the prior fiscal year period, an increase in pre-tax income, excluding non-cash items, and an increase in proceeds from the sale of real estate and company-operated restaurants.

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
Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Six months ended
	June 25, 2016	June 27, 2015
Net cash provided by operating activities	$80,043	47,677
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	25,511	16,601
Plus: Increase in restricted cash	289	64,918
Less: Net cash used in investing activities	(220)	(15,663)
Free cash flow	$105,623	113,533
Borrowing capacity
Our securitized financing facility included original aggregate borrowings of approximately $2.60 billion, consisting of $2.50 billion Class A-2 Notes (as defined below) and $100.0 million of Variable Funding Notes (as defined below) which were undrawn at closing. As of June 25, 2016, there was approximately $2.47 billion of total principal outstanding on the Class A-2 Notes, while there was $74.1 million in available commitments under the Variable Funding Notes as $25.9 million of letters of credit were outstanding.
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
As of June 25, 2016, we had a Net Debt to Adjusted EBITDA ratio of 5.0 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended June 25, 2016, respectively (in thousands):

June 25, 2016
Principal outstanding under Class A-2 Notes	$2,468,750
Total capital lease obligations	8,168
Less: cash and cash equivalents	(248,206)
Less: restricted cash, current	(72,150)
Plus: cash held for gift card/certificate programs	117,726
Net Debt	$2,274,288

Twelve months ended
June 25, 2016
Net income including noncontrolling interests	$124,099
Interest expense	99,359
Income tax expense	110,715
Depreciation and amortization	44,402
Impairment charges	456
Japan joint venture impairment	54,300
EBITDA	433,331
Adjustments:
Share-based compensation expense	16,686
Other(a)	1,603
Total adjustments	18,289
Adjusted EBITDA	$451,620

(a)
Represents costs and fees associated with various franchisee-related investments, bank fees, legal reserves, the allocation of share-based compensation expense to the advertising funds, and other non-cash gains and losses.

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

Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance is effective for us in fiscal year 2017 with early adoption permitted. We expect to adopt this new guidance in fiscal year 2017. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During fiscal year 2015 and the six months ended June 25, 2016, $11.5 million and $1.8 million, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted as of the respective dates. We are further evaluating the impact the adoption of this new guidance will have on our accounting policies, consolidated financial statements, and related disclosures, as well as the transition methods.
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
In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for us in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. We expect to adopt this new guidance in fiscal year 2019 and are currently evaluating the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures. We expect that most of our operating lease commitments will be subject to the new guidance and recognized as operating lease liabilities and right-of-use assets upon adoption.
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance is effective for us in fiscal year 2018 with early adoption permitted in fiscal year 2017. We expect to adopt this new guidance in fiscal year 2018 and are currently evaluating the impact the adoption of this new guidance will have on our accounting policies, consolidated financial statements, and related disclosures, and have not yet selected a transition method.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 25, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 25, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

During the quarterly period ended June 25, 2016, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.        Other Information
Item 1.       Legal Proceedings
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against us on a variety of claims, including but not limited to, alleging that we breached our franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against us in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. We appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. We sought leave to appeal the decision with the Supreme Court of Canada, but were denied in March 2016. Similar claims have also been made against us by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, we reduced our aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million during the first quarter of fiscal year 2015, which was recorded within general and administrative expenses, net in the consolidated statements of operations. During the three months ended June 25, 2016, we reached a final agreement on costs and interest with the plaintiffs in the Bertico litigation and paid approximately C$10.0 million with respect to this matter. An additional C$7.5 million is being held in escrow for the remaining amounts owed to plaintiffs associated with the Bertico litigation, and remains within other current liabilities, with a corresponding offset within other current assets, in the consolidated balance sheets as of June 25, 2016.
Additionally, we are engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. As of June 25, 2016, $11.5 million is recorded within other current liabilities in the consolidated balance sheets in connection with all outstanding litigation, including the Bertico litigation.
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
DUNKIN’ BRANDS GROUP, INC.

Date:	August 2, 2016	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer