Form 10-Q
period 2016-09-24
DUNKIN' BRANDS GROUP, INC.
filed 2016-11-02
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 24, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of October 28, 2016, 91,734,638 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 24, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$270,230	260,430
Restricted cash	70,734	71,917
Accounts receivable, net of allowance for doubtful accounts of $5,515 and $5,627 as of September 24, 2016 and December 26, 2015, respectively	49,552	53,142
Notes and other receivables, net of allowance for doubtful accounts of $254 and $1,007 as of September 24, 2016 and December 26, 2015, respectively	33,827	75,218
Restricted assets of advertising funds	39,436	38,554
Prepaid income taxes	19,764	23,899
Prepaid expenses and other current assets	30,164	34,664
Total current assets	513,707	557,824
Property and equipment, net of accumulated depreciation of $120,502 and $111,625 as of September 24, 2016 and December 26, 2015, respectively	177,137	182,614
Equity method investments	123,174	106,878
Goodwill	888,283	889,588
Other intangible assets, net of accumulated amortization of $253,239 and $239,715 as of September 24, 2016 and December 26, 2015, respectively	1,384,122	1,401,208
Other assets	59,172	59,007
Total assets	$3,145,595	3,197,119
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$25,000	25,000
Capital lease obligations	569	546
Accounts payable	17,669	18,663
Liabilities of advertising funds	51,272	50,189
Deferred income	36,459	31,535
Other current liabilities	201,169	292,859
Total current liabilities	332,138	418,792
Long-term debt, net	2,406,550	2,420,600
Capital lease obligations	7,468	7,497
Unfavorable operating leases acquired	11,772	12,975
Deferred income	14,495	15,619
Deferred income taxes, net	469,787	476,510
Other long-term liabilities	70,610	65,869
Total long-term liabilities	2,980,682	2,999,070
Commitments and contingencies (note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 91,791,926 issued and 91,765,034 outstanding as of September 24, 2016; 92,668,211 shares issued and 92,641,044 shares outstanding as of December 26, 2015	92	92
Additional paid-in capital	827,706	876,557
Treasury stock, at cost; 26,892 shares and 27,167 shares as of September 24, 2016 and December 26, 2015, respectively	(1,064)	(1,075)
Accumulated deficit	(981,458)	(1,076,479)
Accumulated other comprehensive loss	(12,501)	(20,046)
Total stockholders’ deficit of Dunkin’ Brands	(167,225)	(220,951)
Noncontrolling interests	—	208
Total stockholders’ deficit	(167,225)	(220,743)
Total liabilities and stockholders’ deficit	$3,145,595	3,197,119

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Revenues:
Franchise fees and royalty income	$138,639	133,913	399,617	380,381
Rental income	26,880	26,121	75,874	76,283
Sales of ice cream and other products	26,568	29,554	86,425	88,032
Sales at company-operated restaurants	1,611	7,293	11,924	21,578
Other revenues	13,401	12,926	39,344	40,862
Total revenues	207,099	209,807	613,184	607,136
Operating costs and expenses:
Occupancy expenses—franchised restaurants	15,881	13,686	42,691	40,921
Cost of ice cream and other products	18,384	19,788	58,445	58,010
Company-operated restaurant expenses	1,682	7,697	13,472	22,312
General and administrative expenses, net	59,374	61,433	184,028	187,622
Depreciation	5,050	5,177	15,361	15,278
Amortization of other intangible assets	5,397	6,161	16,726	18,542
Long-lived asset impairment charges	7	—	104	264
Total operating costs and expenses	105,775	113,942	330,827	342,949
Net income of equity method investments	5,467	4,059	12,148	10,957
Other operating income (loss), net	2,569	(161)	6,329	947
Operating income	109,360	99,763	300,834	276,091
Other income (expense), net:
Interest income	161	86	434	324
Interest expense	(24,603)	(24,786)	(74,456)	(72,045)
Loss on debt extinguishment and refinancing transactions	—	—	—	(20,554)
Other losses, net	(124)	(449)	(596)	(1,006)
Total other expense, net	(24,566)	(25,149)	(74,618)	(93,281)
Income before income taxes	84,794	74,614	226,216	182,810
Provision for income taxes	32,082	28,312	86,760	68,634
Net income including noncontrolling interests	52,712	46,302	139,456	114,176
Net income attributable to noncontrolling interests	—	86	—	11
Net income attributable to Dunkin’ Brands	$52,712	46,216	139,456	114,165
Earnings per share:
Common—basic	$0.58	0.49	1.52	1.18
Common—diluted	0.57	0.48	1.51	1.16
Cash dividends declared per common share	0.30	0.27	0.90	0.80
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income including noncontrolling interests	$52,712	46,302	139,456	114,176
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(59) and $119 for the three months ended September 24, 2016 and September 26, 2015, respectively, and $(488) and $412 for the nine months ended September 24, 2016 and September 26, 2015, respectively.	6,161	(4,398)	8,730	(6,838)
Effect of interest rate swaps, net of deferred tax benefit of $216 for each of the three months ended September 24, 2016 and September 26, 2015 and $650 for each of the nine months ended September 24, 2016 and September 26, 2015	(319)	(319)	(955)	(955)
Effect of pension plan, net of deferred tax expense of $866 for the nine months ended September 26, 2015	—	—	—	2,874
Other, net	(27)	(180)	(230)	(830)
Total other comprehensive income (loss), net	5,815	(4,897)	7,545	(5,749)
Comprehensive income including noncontrolling interests	58,527	41,405	147,001	108,427
Comprehensive income attributable to noncontrolling interests	—	86	—	11
Comprehensive income attributable to Dunkin’ Brands	$58,527	41,319	147,001	108,416
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 24, 2016	September 26, 2015
Cash flows from operating activities:
Net income including noncontrolling interests	$139,456	114,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,087	33,820
Amortization of debt issuance costs and original issue discount	4,700	4,432
Loss on debt extinguishment and refinancing transactions	—	20,554
Deferred income taxes	(5,595)	(17,918)
Provision for bad debt	681	2,615
Share-based compensation expense	12,548	11,918
Net income of equity method investments	(12,148)	(10,957)
Dividends received from equity method investments	5,247	6,671
Gain on sale of real estate and company-operated restaurants	(6,322)	(921)
Other, net	(1,554)	1,653
Change in operating assets and liabilities:
Restricted cash	1,115	(65,888)
Accounts, notes, and other receivables, net	43,482	11,731
Prepaid income taxes, net	4,531	11,859
Other current assets	(3,552)	(4,008)
Accounts payable	(1,635)	1,881
Other current liabilities	(91,651)	(48,508)
Liabilities of advertising funds, net	896	(6,111)
Deferred income	3,800	4,175
Other, net	4,250	12,063
Net cash provided by operating activities	130,336	83,237
Cash flows from investing activities:
Additions to property and equipment	(10,358)	(23,700)
Proceeds from sale of real estate and company-operated restaurants	15,479	1,948
Other, net	(1,014)	(3,270)
Net cash provided by (used in) investing activities	4,107	(25,022)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,500,000
Repayment of long-term debt	(18,750)	(1,831,574)
Payment of debt issuance and other debt-related costs	—	(41,347)
Dividends paid on common stock	(82,326)	(76,013)
Repurchases of common stock, including accelerated share repurchases	(30,000)	(500,037)
Change in restricted cash	73	(6,831)
Exercise of stock options	4,937	10,297
Excess tax benefits from share-based compensation	2,038	11,534
Other, net	(690)	(7,069)
Net cash provided by (used in) financing activities	(124,718)	58,960
Effect of exchange rates on cash and cash equivalents	75	(725)
Increase in cash and cash equivalents	9,800	116,450
Cash and cash equivalents, beginning of period	260,430	208,080
Cash and cash equivalents, end of period	$270,230	324,530
Supplemental cash flow information:
Cash paid for income taxes	$86,460	63,885
Cash paid for interest	70,749	66,854
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,121	1,185
Purchase of leaseholds in exchange for capital lease obligations	389	—
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
(2) Summary of Significant Accounting Policies
(a) Unaudited Consolidated Financial Statements
The consolidated balance sheet as of September 24, 2016, the consolidated statements of operations and comprehensive income for the three and nine months ended September 24, 2016 and September 26, 2015, and the consolidated statements of cash flows for the nine months ended September 24, 2016 and September 26, 2015 are unaudited.
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
(b) Fiscal Year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 24, 2016 and September 26, 2015 reflect the results of operations for the 13-week and 39-week periods ended on those dates, respectively. Operating results for the three- and nine-month periods ended September 24, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The data periods contained within the three- and twelve-month periods ending December 31, 2016 will reflect the results of operations for the 14-week and 53-week periods ending on that date.
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
Financial assets and liabilities measured at fair value on a recurring basis as of September 24, 2016 and December 26, 2015 are summarized as follows (in thousands):

	September 24, 2016		December 26, 2015
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$6,097	6,097	5,802	5,802
Total assets	$6,097	6,097	5,802	5,802
Liabilities:
Deferred compensation liabilities	$10,709	10,709	9,068	9,068
Total liabilities	$10,709	10,709	9,068	9,068
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
The carrying value, net of unamortized debt issuance costs, and estimated fair value of long-term debt as of September 24, 2016 and December 26, 2015 were as follows (in thousands):

	September 24, 2016		December 26, 2015
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$2,431,550	2,506,142	2,445,600	2,443,687
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of Credit Risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of September 24, 2016 and December 26, 2015, one master licensee, including its majority-owned subsidiaries, accounted for approximately 18% and 13%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for the three and nine months ended September 24, 2016 and September 26, 2015.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin’ Donuts and Baskin-Robbins products under licensing arrangements. As of September 24, 2016 and December 26, 2015, net receivables for one of these third parties accounted for approximately 20% and 13%, respectively, of total accounts and notes receivable.

(f) Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance is effective for the Company in fiscal year 2017 with early adoption permitted. The Company expects to adopt this new guidance in fiscal year 2017. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During fiscal year 2015 and the nine months ended September 24, 2016, $11.5 million and $2.0 million, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted as of the respective dates. The Company is further evaluating the impact the adoption of this new guidance will have on the Company’s accounting policies, consolidated financial statements, and related disclosures, as well as the transition methods.
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
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company in fiscal year 2018 with early adoption permitted in fiscal year 2017. The Company expects to adopt this new guidance in fiscal year 2018, and has not yet selected a transition method. Based on a preliminary assessment, the Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective restaurant or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, as well as the presentation of advertising fund revenues and expenses, in addition to the impact on accounting policies and related disclosures.
(g) Subsequent Events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise Fees and Royalty Income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Royalty income	$127,986	120,068	368,190	346,946
Initial franchise fees and renewal income	10,653	13,845	31,427	33,435
Total franchise fees and royalty income	$138,639	133,913	399,617	380,381

The changes in franchised and company-operated points of distribution were as follows:

	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Systemwide Points of Distribution:
Franchised points of distribution in operation—beginning of period	19,640	19,048	19,308	18,821
Franchised points of distribution—opened	310	357	988	1,036
Franchised points of distribution—closed	(195)	(269)	(563)	(719)
Net transfers from company-operated points of distribution	23	4	45	2
Franchised points of distribution in operation—end of period	19,778	19,140	19,778	19,140
Company-operated points of distribution—end of period	6	45	6	45
Total systemwide points of distribution—end of period	19,784	19,185	19,784	19,185
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
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). If the Class A-2 Notes have not been repaid in full by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the Class A-2-I and Class A-2-II Notes bear interest at fixed rates equal to 3.262% and 3.980%, respectively. If the Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the Class A-2-I and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year, payable in quarterly installments. No principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0, however, the Company may elect to continue to make principal payments. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.
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
As of September 24, 2016, approximately $738.8 million and $1.72 billion of principal were outstanding on the Class A-2-I Notes and Class A-2-II Notes, respectively. Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $41.3 million. The effective interest rate, including the amortization of debt issuance costs, was 3.5% and 4.3% for the Class A-2-I Notes and Class A-2-II Notes, respectively, as of September 24, 2016.

As of September 24, 2016, $25.9 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of September 24, 2016.
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
(5) Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 24, 2016	December 26, 2015
Gift card/certificate liability	$113,428	176,080
Gift card breakage liability	18,119	23,955
Accrued payroll and benefits	24,482	29,540
Accrued legal liabilities (see note 9(c))	5,682	18,267
Accrued interest	9,195	9,522
Accrued professional costs	2,978	4,814
Franchisee profit-sharing liability	6,204	8,406
Other	21,081	22,275
Total other current liabilities	$201,169	292,859
The decrease in the gift card/certificate liability was driven by the seasonality of our gift card program.
(6) Segment Information
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

	Revenues
	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Dunkin’ Donuts U.S.	$152,425	154,370	444,898	438,005
Dunkin’ Donuts International	4,449	4,626	16,917	16,625
Baskin-Robbins U.S.	13,781	13,580	38,080	38,041
Baskin-Robbins International	27,904	30,607	89,578	89,309
Total reportable segment revenues	198,559	203,183	589,473	581,980
Other	8,540	6,624	23,711	25,156
Total revenues	$207,099	209,807	613,184	607,136
Amounts included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Dunkin’ Donuts U.S.	$119,434	113,197	335,963	315,219
Dunkin’ Donuts International	705	1,000	6,438	7,217
Baskin-Robbins U.S.	11,085	9,774	29,123	25,452
Baskin-Robbins International	11,154	9,416	30,617	28,237
Total reportable segments	142,378	133,387	402,141	376,125
Corporate	(27,614)	(27,463)	(84,477)	(81,228)
Interest expense, net	(24,442)	(24,700)	(74,022)	(71,721)
Amortization of other intangible assets	(5,397)	(6,161)	(16,726)	(18,542)
Long-lived asset impairment charges	(7)	—	(104)	(264)
Loss on debt extinguishment and refinancing transactions	—	—	—	(20,554)
Other losses, net	(124)	(449)	(596)	(1,006)
Income before income taxes	$84,794	74,614	226,216	182,810
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

	Net income of equity method investments
	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Dunkin’ Donuts International	$351	228	829	1,077
Baskin-Robbins International	4,266	3,810	8,644	9,702
Total reportable segments	4,617	4,038	9,473	10,779
Other	850	21	2,675	178
Total net income of equity method investments	$5,467	4,059	12,148	10,957
(7) Stockholders’ Deficit
The changes in total stockholders’ deficit were as follows (in thousands):

Total stockholders’ deficit
Balance as of December 26, 2015	$(220,743)
Net income	139,456
Other comprehensive income	7,545
Dividends paid on common stock	(82,326)
Exercise of stock options	4,937
Repurchases of common stock	(30,000)
Share-based compensation expense	12,548
Excess tax benefits from share-based compensation	2,038
Deconsolidation of noncontrolling interest	(208)
Other, net	(472)
Balance as of September 24, 2016	$(167,225)
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
The Company accounts for treasury stock under the cost method, and as such recorded an increase in common treasury stock of $55.0 million during the nine months ended September 24, 2016 for the shares repurchased under the accelerated share repurchase agreements, based on the cost of the shares on the dates of repurchase and any direct costs incurred. During the nine months ended September 24, 2016, the Company retired 1,186,152 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $55.0 million and $11.3 million, respectively, and an increase in accumulated deficit of $43.7 million.
(b) Equity Incentive Plans
During the nine months ended September 24, 2016, the Company granted stock options to purchase 1,384,294 shares of common stock and 93,666 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $44.35 per share and have a weighted average grant-date fair value of $7.40 per share. The RSUs granted to employees and members of our board of directors vest in equal annual amounts over a three-year period and a one-year period, respectively, subsequent to the grant date and have a weighted average grant-date fair value of $42.30 per share.
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
Total compensation expense related to all share-based awards was $4.2 million for each of the three months ended September 24, 2016 and September 26, 2015, and $12.5 million and $11.9 million for the nine months ended September 24, 2016 and September 26, 2015, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(c) Accumulated Other Comprehensive Loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains on interest rate swaps	Other	Accumulated other comprehensive gain (loss)
Balance as of December 26, 2015	$(20,459)	2,443	(2,030)	(20,046)
Other comprehensive income (loss), net	8,730	(955)	(230)	7,545
Balance as of September 24, 2016	$(11,729)	1,488	(2,260)	(12,501)
(d) Dividends
The Company paid a quarterly dividend of $0.30 per share of common stock on March 16, 2016, June 8, 2016, and August 31, 2016, totaling approximately $27.4 million, $27.5 million, and $27.5 million, respectively. On October 20, 2016, the Company announced that its board of directors approved the next quarterly dividend of $0.30 per share of common stock payable November 30, 2016 to shareholders of record as of the close of business on November 21, 2016.
(8) Earnings per Share
The computation of basic and diluted earnings per common share is as follows:

	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net income attributable to Dunkin’ Brands—basic and diluted (in thousands)	$52,712	46,216	139,456	114,165
Weighted average number of common shares:
Common—basic	91,621,553	94,975,241	91,603,653	96,992,297
Common—diluted	92,565,695	96,023,211	92,545,292	98,134,053
Earnings per common share:
Common—basic	$0.58	0.49	1.52	1.18
Common—diluted	0.57	0.48	1.51	1.16
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 944,142 and 1,047,970 equity awards for the three months ended September 24, 2016 and September 26, 2015, respectively, and includes the dilutive effect of 941,639 and 1,141,756 equity awards for the nine months ended September 24,

2016 and September 26, 2015, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of September 24, 2016 and September 26, 2015, there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 4,048,878 and 2,937,525 equity awards for the three months ended September 24, 2016 and September 26, 2015, respectively, and 4,257,237 and 3,004,575 equity awards for the nine months ended September 24, 2016 and September 26, 2015, respectively, as they would be antidilutive.
(9) Commitments and Contingencies
(a) Supply Chain Guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of September 24, 2016 and December 26, 2015, the Company was contingently liable under such supply chain agreements for approximately $121.7 million and $157.8 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms. As of September 24, 2016, the Company recorded an immaterial amount of reserves for such commitments. No accrual was required as of December 26, 2015 related to these commitments.
(b) Letters of Credit
As of September 24, 2016 and December 26, 2015, the Company had standby letters of credit outstanding for a total of $25.9 million and $26.3 million, respectively. There were no amounts drawn down on these letters of credit as of September 24, 2016 and December 26, 2015.
(c) Legal Matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. The Company sought leave to appeal the decision with the Supreme Court of Canada, but was denied in March 2016. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million during the first quarter of fiscal year 2015, which was recorded within general and administrative expenses, net in the consolidated statements of operations. During the second quarter of fiscal year 2016, the Company reached a final agreement on costs and interest with the plaintiffs in the Bertico litigation, and paid approximately C$17.4 million during the nine months ended September 24, 2016 with respect to this matter, which represented the full amounts owed to the plaintiffs.
Additionally, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of September 24, 2016 and December 26, 2015, $5.7 million and $18.3 million, respectively, is recorded within other current liabilities in the consolidated balance sheets in connection with all outstanding litigation.
(10) Related-Party Transactions
(a) Advertising Funds
As of September 24, 2016 and December 26, 2015, the Company had a net payable of $11.8 million and $11.6 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $2.4 million and $2.5 million for the three months ended September 24, 2016 and September 26, 2015 and $7.3 million for each of the nine months ended September 24, 2016 and September 26, 2015. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $1.1 million during the three and nine months ended September 24, 2016. An immaterial amount of such contributions were made during the three and nine months ended September 26, 2015. Additionally, the Company made contributions to the advertising funds based on retail sales at company-operated restaurants of $80 thousand and $350 thousand during the three months ended September 24, 2016 and September 26, 2015, respectively, and $594 thousand and $969 thousand during the nine months ended September 24, 2016 and September 26, 2015, respectively, which are included in company-operated restaurant expenses in the consolidated statements of operations. The Company also funded advertising fund initiatives of $1.8 million and $1.9 million during the nine months ended September 24, 2016 and September 26, 2015, respectively, which were contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 5).
(b) Equity Method Investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
B-R 31 Ice Cream Co., Ltd.	$686	590	1,577	1,155
BR-Korea Co., Ltd.	1,192	1,101	3,053	3,240
Coffee Alliance S.L. ("Spain JV")	—	—	—	68
	$1,878	1,691	4,630	4,463
As of September 24, 2016 and December 26, 2015, the Company had $1.2 million and $1.1 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $713 thousand and $621 thousand during the three months ended September 24, 2016 and September 26, 2015, respectively, and $2.3 million and $2.4 million during the nine months ended September 24, 2016 and September 26, 2015, respectively, primarily for the purchase of ice cream and other products.
As of September 24, 2016 and December 26, 2015, the Company had $2.1 million of notes receivable from its Spain JV, which were fully reserved as of the respective dates. The notes receivable, net of the reserve, are included in other assets in the consolidated balance sheets.
The Company recognized $790 thousand and $801 thousand during the three months ended September 24, 2016 and September 26, 2015, respectively, and $2.5 million and $2.2 million during the nine months ended September 24, 2016 and September 26, 2015, respectively, in the consolidated statements of operations from the sale of ice cream and other products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”), of which the Company owns a 20% equity interest. As of September 24, 2016 and December 26, 2015, the Company had $2.3 million and $3.1 million, respectively, of net receivables from the Australia JV, consisting of accounts receivable and notes and other receivables, net of current liabilities.

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
Introduction and Overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 19,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of September 24, 2016, Dunkin’ Donuts had 12,008 global points of distribution with restaurants in 41 U.S. states and the District of Columbia and in 43 foreign countries. Baskin-Robbins had 7,776 global points of distribution as of the same date, with restaurants in 43 U.S. states, the District of Columbia, Puerto Rico, and 49 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With only 6 company-operated points of distribution as of September 24, 2016, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limits our working capital needs. For the nine months ended September 24, 2016, franchisee contributions to the U.S. advertising funds were $316.8 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 24, 2016 and September 26, 2015 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 24, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. The data periods contained within our three- and twelve-month periods ending December 31, 2016 will reflect the results of operations for the 14-week and 53-week periods ending on that date.
Selected Operating and Financial Highlights

Amounts and percentages may not recalculate due to rounding	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Systemwide sales (in millions)(a):
Dunkin’ Donuts U.S.	$2,075.3	1,951.5	5,997.5	5,663.9
Dunkin’ Donuts International	177.5	164.2	519.9	506.0
Baskin-Robbins U.S.	178.2	179.5	491.1	483.8
Baskin-Robbins International	390.0	358.5	1,006.0	990.2
Total systemwide sales	$2,821.0	2,653.8	8,014.5	7,643.9
Systemwide sales growth	6.3%	2.8%	4.8%	4.6%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	2.0%	1.1%	1.4%	2.2%
Dunkin’ Donuts International	(1.4)%	0.8%	(2.2)%	0.7%
Baskin-Robbins U.S.	(0.9)%	7.5%	1.1%	6.5%
Baskin-Robbins International	(2.9)%	(2.4)%	(5.5)%	(1.7)%
Financial data (in thousands):
Total revenues	$207,099	209,807	613,184	607,136
Operating income	109,360	99,763	300,834	276,091
Adjusted operating income	114,764	105,960	317,300	296,536
Net income attributable to Dunkin’ Brands	52,712	46,216	139,456	114,165
Adjusted net income	55,955	50,180	149,336	139,010

(a)
Beginning in the first quarter of fiscal year 2016, we began presenting systemwide sales rather than franchisee-reported sales, which excludes sales of company-operated restaurants, as we believe the systemwide sales information is a more complete metric in obtaining an understanding of our financial performance. Additionally, systemwide sales related to restaurants located in Puerto Rico were previously included in the Baskin-Robbins International segment, but are now included in the Baskin-Robbins U.S. segment based on functional responsibility for all periods presented.

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
Comparable store sales growth (decline) for Dunkin’ Donuts U.S. and Baskin-Robbins U.S. is calculated by including only sales from franchisee- and company-operated restaurants that have been open at least 78 weeks and that have reported sales in the current and comparable prior year week. Comparable store sales growth (decline) for Dunkin’ Donuts International and Baskin-Robbins International represents the growth in local currency average weekly sales for franchisee-operated restaurants, including joint ventures, that have been open at least 54 weeks and that have reported sales in the current and comparable prior year week.
Overall growth in systemwide sales of 6.3% and 4.8% for the three and nine months ended September 24, 2016, over the same periods in the prior fiscal year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 6.3% and 5.9% for the three and nine months ended September 24, 2016, respectively, as a result of 321 net new restaurants opened since September 26, 2015, and comparable store sales growth of 2.0% and 1.4%, respectively. The increase in comparable store sales was driven by increased average ticket offset by a decline in traffic. Growth was driven by strong beverage sales, led by iced coffee and hot and iced espresso-based beverages, and breakfast sandwiches, led by limited-time-offer products.

•
Dunkin’ Donuts International systemwide sales growth of 8.1% and 2.8% for the three and nine months ended September 24, 2016, respectively, driven primarily by sales growth in Europe, the Middle East, Asia, and South America. Sales growth for the nine months ended September 24, 2016 was also offset by a decline in sales in South Korea. Sales in South Korea, Asia, and South America for the nine months ended September 24, 2016 were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for each of the three- and nine-month periods ended September 24, 2016 increased by approximately 7%. Dunkin’ Donuts International comparable store sales declined 1.4% and 2.2% for the three and nine months ended September 24, 2016, respectively, due to declines in Europe and South Korea, offset by gains in South America.

•
Baskin-Robbins U.S. systemwide sales decline of 0.8% for the three months ended September 24, 2016, resulting primarily from comparable store sales decline of 0.9%, due to declines in sales of beverages and sundaes, offset by growth in sales of cups and cones led by Warm Cookie and Donut Ice Cream Sandwiches. Systemwide sales grew 1.5% for the nine months ended September 24, 2016, resulting primarily from comparable store sales growth of 1.1%, driven by increased sales of cups and cones. For the three and nine months ended September 24, 2016, traffic declined and average ticket increased.

•
Baskin-Robbins International systemwide sales growth of 8.8% and 1.6% for the three and nine months ended September 24, 2016, respectively, primarily driven by sales growth in Japan and Korea. Sales in Japan and Korea were positively impacted by favorable foreign exchange rates for the three months ended September 24, 2016. Sales in Japan were positively impacted by favorable foreign exchange rates while sales in South Korea were negatively impacted by unfavorable foreign exchange rates for the nine months ended September 24, 2016. On a constant currency basis, systemwide sales for the three months ended September 24, 2016 increased by approximately 2% and systemwide sales on a constant currency basis for the nine months ended September 24, 2016 remained flat. Baskin-Robbins International comparable store sales declined 2.9% and 5.5% for the three and nine months ended September 24, 2016, respectively, driven primarily by declines in South Korea and the Middle East.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution information related to restaurants located in Puerto Rico were previously included in the Baskin-Robbins International segment, but are now included in the Baskin-Robbins U.S. segment based on functional responsibility. Prior period amounts in the tables below have been revised to reflect these changes for all periods presented. Points of distribution and net openings as of and for the three and nine months ended September 24, 2016 and September 26, 2015 were as follows:

	September 24, 2016	September 26, 2015
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,629	8,308
Dunkin’ Donuts International	3,379	3,260
Baskin-Robbins U.S.	2,533	2,515
Baskin-Robbins International	5,243	5,102
Consolidated global points of distribution	19,784	19,185

	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Net openings (closings) during the period:
Dunkin’ Donuts U.S.	56	68	198	226
Dunkin’ Donuts International	11	40	60	32
Baskin-Robbins U.S.	3	(13)	4	(14)
Baskin-Robbins International	45	(5)	165	79
Consolidated global net openings	115	90	427	323
Total revenues decreased $2.7 million, or 1.3%, for the three months ended September 24, 2016 due primarily to a decrease in sales at company-operated restaurants of $5.7 million driven by a net decrease in the number of company-operated restaurants, as well as a decrease in sales of ice cream and other products of $3.0 million due primarily to a decline of sales of ice cream products to the Middle East. These decreases in revenues were offset by an increase in franchise fees and royalty income of

$4.7 million driven by Dunkin’ Donuts U.S. systemwide sales growth, offset by declines in gross openings and renewal income.
Total revenues increased $6.0 million, or 1.0%, for the nine months ended September 24, 2016, due primarily to an increase in franchise fees and royalty income of $19.2 million driven primarily by Dunkin’ Donuts U.S. systemwide sales growth, offset by a decrease in sales at company-operated restaurants of $9.7 million due to a net decrease in the number of company-operated restaurants. Also offsetting the increase in total revenues was a decrease in sales of ice cream and other products of $1.6 million as well as a decrease in other revenues of $1.5 million due primarily to a one-time upfront license fee recognized in connection with the Dunkin’ K-Cup® pod licensing agreement in the first quarter of 2015.
Operating income and adjusted operating income for the three months ended September 24, 2016 increased $9.6 million, or 9.6%, and $8.8 million, or 8.3%, respectively, primarily as a result of the increase in franchise fees and royalty income, as well as gains recognized in connection with the sale of company-operated restaurants and a reduction in general and administrative expenses driven primarily by a decrease in bad debt expense.
Operating income and adjusted operating income for the nine months ended September 24, 2016 increased $24.7 million, or 9.0%, and $20.8 million, or 7.0%, respectively, primarily as a result of the increase in franchise fees and royalty income, as well as an increase in other operating income due primarily to gains recognized in connection with the sale of company-operated restaurants. Additionally, operating income in the prior fiscal year period was unfavorably impacted by costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in 2012 and favorably impacted by a reduction in legal reserves.
Net income attributable to Dunkin’ Brands and adjusted net income increased $6.5 million and $5.8 million, respectively, for the three months ended September 24, 2016, primarily as a result of the increases in operating income and adjusted operating income of $9.6 million and $8.8 million, respectively, offset by an increase in income tax expense.
Net income attributable to Dunkin’ Brands increased $25.3 million for the nine months ended September 24, 2016, primarily as a result of the $20.6 million loss on debt extinguishment and refinancing transactions recorded in the prior fiscal year period and the $24.7 million increase in operating income, offset by an $18.1 million increase in income tax expense and additional interest expense of $2.4 million driven primarily by additional borrowings incurred in conjunction with the securitization refinancing transaction completed in January 2015. Adjusted net income increased $10.3 million for the nine months ended September 24, 2016, primarily as a result of the $20.8 million increase in adjusted operating income, offset by increases in income tax expense and interest expense.
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

Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In thousands)
Operating income	$109,360	99,763	300,834	276,091
Adjustments:
Amortization of other intangible assets	5,397	6,161	16,726	18,542
Long-lived asset impairment charges	7	—	104	264
Transaction-related costs(a)	—	36	64	317
Bertico and related litigation(b)	—	—	(428)	(2,753)
Settlement of Canadian pension plan(c)	—	—	—	4,075
Adjusted operating income	$114,764	105,960	317,300	296,536
Net income attributable to Dunkin’ Brands	$52,712	46,216	139,456	114,165
Adjustments:
Amortization of other intangible assets	5,397	6,161	16,726	18,542
Long-lived asset impairment charges	7	—	104	264
Transaction-related costs(a)	—	36	64	317
Bertico and related litigation(b)	—	—	(428)	(2,753)
Settlement of Canadian pension plan(c)	—	—	—	4,075
Loss on debt extinguishment and refinancing transactions	—	—	—	20,554
Tax impact of adjustments(d)	(2,161)	(2,479)	(6,586)	(16,400)
Tax impact of legal entity conversion(e)	—	246	—	246
Adjusted net income	$55,955	50,180	149,336	139,010

(a)	Represents non-capitalizable costs incurred as a result of the securitized financing facility, which was completed in January 2015.

(b)
Adjustment for the nine months ended September 24, 2016 represents a net reduction to legal reserves for the Bertico litigation based upon final agreement of interest and related costs associated with the judgment. Adjustment for the nine months ended September 26, 2015 represents a net reduction to legal reserves for the Bertico litigation and related matters, as a result of the Quebec Court of Appeals (Montreal) ruling to reduce the damages assessed against the Company in the Bertico litigation from approximately C$16.4 million to approximately C$10.9 million, plus costs and interest.

(c)	Represents costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012.

(d)	Tax impact of adjustments calculated at a 40% effective tax rate.

(e)	Represents the net tax impact of converting Dunkin' Brands Canada Ltd. to Dunkin' Brands Canada ULC.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Earnings per share:
Common—basic	$0.58	0.49	1.52	1.18
Common—diluted	0.57	0.48	1.51	1.16
Diluted adjusted earnings per share	0.60	0.52	1.61	1.42
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In thousands, except share and per share data)
Adjusted net income	$55,955	50,180	149,336	139,010
Weighted average number of common shares—diluted	92,565,695	96,023,211	92,545,292	98,134,053
Diluted adjusted earnings per share	$0.60	0.52	1.61	$1.42

Results of operations
Consolidated results of operations

	Three months ended				Nine months ended
	September 24, 2016	September 26, 2015	Increase (Decrease)		September 24, 2016	September 26, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Franchise fees and royalty income	$138,639	133,913	4,726	3.5%	$399,617	380,381	19,236	5.1%
Rental income	26,880	26,121	759	2.9%	75,874	76,283	(409)	(0.5)%
Sales of ice cream and other products	26,568	29,554	(2,986)	(10.1)%	86,425	88,032	(1,607)	(1.8)%
Sales at company-operated restaurants	1,611	7,293	(5,682)	(77.9)%	11,924	21,578	(9,654)	(44.7)%
Other revenues	13,401	12,926	475	3.7%	39,344	40,862	(1,518)	(3.7)%
Total revenues	$207,099	209,807	(2,708)	(1.3)%	$613,184	607,136	6,048	1.0%
Total revenues for the three months ended September 24, 2016 decreased $2.7 million, or 1.3%, due primarily to a decrease in sales at company-operated restaurants of $5.7 million driven by a net decrease in the number of company-operated restaurants, as well as a decrease in sales of ice cream and other products of $3.0 million due primarily to a decline in sales of ice cream products to the Middle East. As of September 24, 2016, there were six points of distribution that were company-operated, all of which were sold subsequent to quarter end. These decreases in revenues were offset by an increase in franchise fees and royalty income of $4.7 million driven by Dunkin’ Donuts U.S. systemwide sales growth, offset by declines in gross openings and renewal income. Also offsetting the decrease in total revenues was an increase in rental income of $0.8 million, as well as an increase in other revenues of $0.5 million due primarily to increased license fees related to the Dunkin’ K-Cup® pod licensing agreement.
Total revenues for the nine months ended September 24, 2016 increased $6.0 million, or 1.0%, due primarily to an increase in franchise fees and royalty income of $19.2 million as a result of Dunkin’ Donuts U.S. systemwide sales growth, offset by a decrease in sales at company-operated restaurants of $9.7 million driven by a net decrease in the number of company-operated restaurants. Also offsetting the increase in total revenues was a decrease in sales of ice cream and other products of $1.6 million, as well as a decrease in other revenues of $1.5 million due primarily to a one-time upfront license fee recognized in connection with the Dunkin’ K-Cup® pod licensing agreement in the first quarter of 2015.

	Three months ended				Nine months ended
	September 24, 2016	September 26, 2015	Increase (Decrease)		September 24, 2016	September 26, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)				(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$15,881	13,686	2,195	16.0%	$42,691	40,921	1,770	4.3%
Cost of ice cream and other products	18,384	19,788	(1,404)	(7.1)%	58,445	58,010	435	0.7%
Company-operated restaurant expenses	1,682	7,697	(6,015)	(78.1)%	13,472	22,312	(8,840)	(39.6)%
General and administrative expenses, net	59,374	61,433	(2,059)	(3.4)%	184,028	187,622	(3,594)	(1.9)%
Depreciation and amortization	10,447	11,338	(891)	(7.9)%	32,087	33,820	(1,733)	(5.1)%
Long-lived asset impairment charges	7	—	7	n/m	104	264	(160)	(60.6)%
Total operating costs and expenses	$105,775	113,942	(8,167)	(7.2)%	$330,827	342,949	(12,122)	(3.5)%
Net income of equity method investments	5,467	4,059	1,408	34.7%	12,148	10,957	1,191	10.9%
Other operating income, net	2,569	(161)	2,730	n/m	6,329	947	5,382	568.3%
Operating income	$109,360	99,763	9,597	9.6%	$300,834	276,091	24,743	9.0%
Occupancy expenses for franchised restaurants for the three and nine months ended September 24, 2016 increased $2.2 million and $1.8 million, respectively, due primarily to expenses incurred to record lease-related liabilities as a result of lease terminations, as well as an increase in the number of leases for franchised locations.
Net margin on ice cream and other products for the three months ended September 24, 2016 decreased to approximately $8.2 million due primarily to a decline in sales volume. Net margin on ice cream and other products for the nine months ended September 24, 2016 decreased to approximately $28.0 million due primarily to an increase in commodity costs as well as a decline in sales volume.
Company-operated restaurant expenses for the three and nine months ended September 24, 2016,decreased $6.0 million and $8.8 million, respectively, primarily as a result of a net decrease in the number of company-operated restaurants.
General and administrative expenses for the three months ended September 24, 2016 decreased $2.1 million driven by a decrease in bad debt expense, as well as costs incurred in the prior fiscal year period to support our international business and brand-building activities, offset by an increase in consulting fees.
General and administrative expenses for the nine months ended September 24, 2016 decreased $3.6 million driven by a decrease in personnel costs due primarily to costs incurred in the prior fiscal year period related to the final settlement of our Canadian pension plan and reduced incentive compensation expense in the current fiscal year period. Also contributing to the decrease were decreases in bad debt expense and costs incurred in the prior fiscal year period to support brand-building activities. These decreases in general and administrative expenses were offset by an increase in consulting fees as well as a reduction in legal reserves recorded in the prior year fiscal period.
Depreciation and amortization for the three and nine months ended September 24, 2016 decreased $0.9 million and $1.7 million, respectively, due primarily to certain intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases.
Long-lived asset impairment charges for the nine months ended September 24, 2016 decreased $0.2 million, driven primarily by the timing of lease terminations, which resulted in the write-off of favorable lease intangible assets and leasehold improvements.

Net income of equity method investments for the three and nine months ended September 24, 2016 increased $1.4 million and $1.2 million, respectively, as a result of increases in net income from our Japan joint venture, which was due primarily to the reduction of depreciation and amortization, net of tax, as a result of an impairment charge recorded in fiscal year 2015 related to our Japan joint venture. Offsetting the increase for the nine-month period was a decrease in net income from our South Korea joint venture.
Other operating income, net includes gains recognized in connection with the sale of real estate and company-operated restaurants and fluctuates based on the timing of such transactions. Other operating income for the three and nine months ended September 24, 2016 includes gains of $2.5 million and $4.6 million, respectively, recognized in connection with the sale of company-operated restaurants in the Dallas, Texas market.

	Three months ended				Nine months ended
	September 24, 2016	September 26, 2015	Increase (Decrease)		September 24, 2016	September 26, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$24,442	24,700	(258)	(1.0)%	$74,022	71,721	2,301	3.2%
Loss on debt extinguishment and refinancing transactions	—	—	—	n/m	—	20,554	(20,554)	(100.0)%
Other losses, net	124	449	(325)	(72.4)%	596	1,006	(410)	(40.8)%
Total other expense	$24,566	25,149	(583)	(2.3)%	$74,618	93,281	(18,663)	(20.0)%
The decrease in net interest expense of $0.3 million for the three months ended September 24, 2016 was driven primarily by a lower principal balance due to principal payments made on our long-term debt. The increase in net interest expense of $2.3 million for the nine months ended September 24, 2016 was driven primarily by the securitization refinancing transaction that occurred in January 2015, which resulted in additional borrowings and an increase in the weighted average interest rate, as well as an increase in amortization of capitalized debt issuance costs compared to the prior fiscal year period.
The loss on debt extinguishment and refinancing transactions for the nine months ended September 26, 2015 of $20.6 million resulted from the January 2015 securitization refinancing transaction.
The fluctuation in other losses, net, for the three and nine months ended September 24, 2016 resulted primarily from net foreign exchange losses driven primarily by fluctuations in the U.S. dollar against the Australian dollar and the pound sterling.

	Three months ended		Nine months ended
	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
	(In thousands, except percentages)
Income before income taxes	$84,794	74,614	226,216	182,810
Provision for income taxes	32,082	28,312	86,760	68,634
Effective tax rate	37.8%	37.9%	38.4%	37.5%
The increase in the effective tax rate for the nine months ended September 24, 2016 was primarily a result of additional income earned in the U.S. relative to income earned in lower tax rate foreign jurisdictions.
Operating segments
We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments includes net income of equity method investments, except for the other-than-temporary impairment charges and the related reduction in depreciation, net of tax, on the underlying long-lived assets.
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
For reconciliations to total revenues and income before income taxes, see note 6 to the unaudited consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, and revenues from the sale of Dunkin’ Donuts products in certain international markets, all of which are not allocated to a specific segment.
Dunkin’ Donuts U.S.

	Three months ended				Nine months ended
	September 24, 2016	September 26, 2015	Increase (Decrease)		September 24, 2016	September 26, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$113,281	105,864	7,417	7.0%	$326,835	307,214	19,621	6.4%
Franchise fees	9,852	12,666	(2,814)	(22.2)%	26,257	29,591	(3,334)	(11.3)%
Rental income	25,972	25,290	682	2.7%	73,285	73,584	(299)	(0.4)%
Sales at company-operated restaurants	1,611	7,293	(5,682)	(77.9)%	11,924	21,578	(9,654)	(44.7)%
Other revenues	1,709	3,257	(1,548)	(47.5)%	6,597	6,038	559	9.3%
Total revenues	$152,425	154,370	(1,945)	(1.3)%	$444,898	438,005	6,893	1.6%
Segment profit	$119,434	113,197	6,237	5.5%	$335,963	315,219	20,744	6.6%
Dunkin’ Donuts U.S. revenues decreased $1.9 million for the three months ended September 24, 2016, due primarily to a decline in sales at company-operated restaurants driven by a net decrease in the number of company-operated restaurants, as well as a decrease in franchise fees due to declines in renewal income and gross openings, and a decrease in other revenues driven primarily by a decline in refranchising gains. These decreases in revenues were offset by increased royalty income due to an increase in systemwide sales.
Dunkin’ Donuts U.S. revenues increased $6.9 million for the nine months ended September 24, 2016, driven primarily by an increase in royalty income due to systemwide sales growth, offset by a decrease in sales at company-operated restaurants driven by a net decrease in the number of company-operated restaurants, as well as a decrease in franchise fees due to declines in renewal income and gross openings.
Dunkin’ Donuts U.S. segment profit increased $6.2 million and $20.7 million for the three and nine months ended September 24, 2016, respectively, which was driven primarily by increases in royalty income and other operating income due primarily to gains recognized in connection with the sale of company-operated restaurants. These increases in segment profit were offset by decreases in franchise fees, as well as expenses incurred to record lease-related liabilities as a result of lease terminations. Also impacting segment profit for the three-month period was a reduction in general and administrative expenses, offset by a decrease in other revenues.
Dunkin’ Donuts International

	Three months ended				Nine months ended
	September 24, 2016	September 26, 2015	Increase (Decrease)		September 24, 2016	September 26, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$4,125	3,762	363	9.6%	$12,583	11,640	943	8.1%
Franchise fees	323	850	(527)	(62.0)%	3,856	2,707	1,149	42.4%
Rental income	—	—	—	n/m	—	13	(13)	(100.0)%
Other revenues	1	14	(13)	(92.9)%	478	2,265	(1,787)	(78.9)%
Total revenues	$4,449	4,626	(177)	(3.8)%	$16,917	16,625	292	1.8%
Segment profit	$705	1,000	(295)	(29.5)%	$6,438	7,217	(779)	(10.8)%

Dunkin’ Donuts International revenues for the three months ended September 24, 2016 decreased by $0.2 million. The decrease in revenues was primarily a result of a decline in franchise fees driven by timing of new market openings, offset by an increase in royalty income.
Dunkin’ Donuts International revenues for the nine months ended September 24, 2016 increased by $0.3 million. The increase in revenues was primarily a result of increased franchise fees due to development in new markets, as well as an increase in royalty income, offset by a decrease in other revenues due primarily to revenue recorded in the prior fiscal year period in connection with a settlement reached with a master licensee.
Segment profit for Dunkin’ Donuts International decreased $0.3 million for the three months ended September 24, 2016, primarily as a result of the decrease in revenues and an increase in general and administrative expenses driven primarily by an increase in bad debt expense, offset by an increase in net income from our South Korea joint venture.
Segment profit for Dunkin’ Donuts International decreased $0.8 million for the nine months ended September 24, 2016, primarily as a result of an increase in general and administrative expenses driven primarily by an increase in bad debt expense, as well as a decrease in net income from our South Korea joint venture. These decreases in segment profit were offset by revenue growth.
Baskin-Robbins U.S.

	Three months ended				Nine months ended
	September 24, 2016	September 26, 2015	Increase (Decrease)		September 24, 2016	September 26, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$8,499	8,529	(30)	(0.4)%	$23,546	23,127	419	1.8%
Franchise fees	273	180	93	51.7%	790	548	242	44.2%
Rental income	787	667	120	18.0%	2,221	2,244	(23)	(1.0)%
Sales of ice cream and other products	805	684	121	17.7%	2,037	3,296	(1,259)	(38.2)%
Other revenues	3,417	3,520	(103)	(2.9)%	9,486	8,826	660	7.5%
Total revenues	$13,781	13,580	201	1.5%	$38,080	38,041	39	0.1%
Segment profit	$11,085	9,774	1,311	13.4%	$29,123	25,452	3,671	14.4%
Baskin-Robbins U.S. revenues for the three months ended September 24, 2016 increased $0.2 million due primarily to increases in sales of ice cream and other products, rental income, and franchise fees, offset by a decrease in other revenues driven by a decrease in licensing income.
Baskin-Robbins U.S. revenues for the nine months ended September 24, 2016 increased slightly due primarily to an increase in other revenues driven by an increase in licensing income, as well as increases in royalty income and franchise fees, offset by a decrease in sales of ice cream and other products. A portion of the fluctuations in licensing income and sales of ice cream and other products can be attributed to a shift in certain franchisees who previously purchased ice cream from the Company now purchasing ice cream directly from our third-party ice cream manufacturer through which we earn a licensing fee.
Baskin-Robbins U.S. segment profit increased $1.3 million for the three months ended September 24, 2016, primarily as a result of a reduction in general and administrative expenses, due primarily to expenses incurred in the prior fiscal year period related to brand-building activities, as well as reductions in bad debt expense and incentive compensation.
Baskin-Robbins U.S. segment profit increased $3.7 million for the nine months ended September 24, 2016, primarily as a result of a reduction in general and administrative expenses, due primarily to expenses incurred in the prior fiscal year period relating to brand-building activities and incentive compensation, as well as the increases in other revenues and royalty income.

Baskin-Robbins International

	Three months ended				Nine months ended
	September 24, 2016	September 26, 2015	Increase (Decrease)		September 24, 2016	September 26, 2015	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,081	1,913	168	8.8%	$5,226	4,965	261	5.3%
Franchise fees	205	149	56	37.6%	524	589	(65)	(11.0)%
Rental income	121	129	(8)	(6.2)%	340	366	(26)	(7.1)%
Sales of ice cream and other products	25,340	28,312	(2,972)	(10.5)%	83,119	82,996	123	0.1%
Other revenues	157	104	53	51.0%	369	393	(24)	(6.1)%
Total revenues	$27,904	30,607	(2,703)	(8.8)%	$89,578	89,309	269	0.3%
Segment profit	$11,154	9,416	1,738	18.5%	$30,617	28,237	2,380	8.4%
Baskin-Robbins International revenues decreased $2.7 million for the three months ended September 24, 2016, due primarily to a decrease in sales of ice cream products to the Middle East, partially offset by an increase in royalty income.
Baskin-Robbins International revenues increased $0.3 million for the nine months ended September 24, 2016, due primarily to increases in royalty income and sales of ice cream products, offset by a decrease in franchise fees.
Baskin-Robbins International segment profit increased $1.7 million and $2.4 million for the three and nine months ended September 24, 2016, respectively, as a result of decreases in general and administrative expenses driven by reductions in bad debt expense, increases in net income from our Japan joint venture, and increases in royalty income. These increases in segment profit were offset by a decrease in net margin on ice cream, of which the three-month period was driven primarily by a decrease in sales volume, while the nine-month period was primarily driven by an increase in commodity costs. Also offsetting the increases in segment profit for the nine-month period was a decrease in net income from our South Korea joint venture.
Liquidity and Capital Resources
As of September 24, 2016, we held $270.2 million of cash and cash equivalents and $70.7 million of short-term restricted cash that is restricted under our securitized financing facility. Included in cash and cash equivalents is $111.1 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liability (see note 5 to the unaudited consolidated financial statements included herein). In addition, as of September 24, 2016, we had a borrowing capacity of $74.1 million under our $100.0 million Variable Funding Notes (as defined below).
Operating, investing, and financing cash flows
Net cash provided by operating activities was $130.3 million for the nine months ended September 24, 2016, as compared to $83.2 million in the prior fiscal year period. The $47.1 million increase in operating cash flows was driven primarily by the fluctuation of restricted cash of $67.0 million driven by the initial funding of restricted cash accounts in accordance with the requirements of our securitized debt structure in the prior fiscal year period and an increase in pre-tax income, excluding non-cash items. Offsetting these increases in operating cash flows were an increase in cash paid for income taxes, payments made in connection with the settlement of the Bertico litigation, and an increase in incentive compensation payments.
Net cash provided by investing activities was $4.1 million for the nine months ended September 24, 2016, as compared to net cash used in investing activities of $25.0 million in the prior fiscal year period. The $29.1 million increase in investing cash flows was driven primarily by an increase in proceeds received from the sale of real estate and company-operated restaurants of $13.5 million and a reduction in capital expenditures of $13.3 million, as well as cash paid for the acquisition of a company-operated restaurant in the prior fiscal year period.
Net cash used in financing activities was $124.7 million for the nine months ended September 24, 2016, as compared to net cash provided by financing activities in the prior fiscal year period of $59.0 million. The $183.7 million decrease in financing cash flows was driven primarily by the favorable impact of debt-related activities of $620.2 million in the prior fiscal year period, resulting from proceeds from the issuance of long-term debt, net of debt repayment, payment of debt issuance and other debt-related costs, and funding of restricted cash accounts, as well as the repayment of debt in the current fiscal year period of $18.8 million. Offsetting the unfavorable impact of debt-related activities was incremental cash used in the prior fiscal year period for repurchases of common stock of $470.0 million.

Free cash flow
During the nine months ended September 24, 2016, net cash provided by operating activities was $130.3 million, as compared to $83.2 million for the nine months ended September 26, 2015. Net cash flows from operating activities for the nine months ended September 24, 2016 and September 26, 2015 include decreases of $37.5 million and $29.2 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the seasonality of our gift card program. Net cash provided by operating activities for the nine months ended September 26, 2015 includes the net funding of restricted cash accounts of $65.9 million, which represents cash restricted in accordance with our securitized financing facility and will be used for operating activities such as to pay interest and real estate obligations, while net cash provided by operating activities for the nine months ended September 24, 2016 includes the net release of restricted cash of $1.1 million. Excluding cash held for advertising funds and reserved for gift card/certificate programs and excluding the fluctuation in restricted cash, we generated $170.8 million and $153.3 million of free cash flow during the nine months ended September 24, 2016 and September 26, 2015, respectively.
The increase in free cash flow was due primarily to an increase in proceeds from the sale of real estate and company-operated restaurants and a reduction in capital expenditures compared to the prior fiscal year period, as well as an increase in pre-tax income, excluding non-cash items. Offsetting these increases in free cash flow were an increase in cash paid for income taxes, payments made in connection with the settlement of the Bertico litigation, and an increase in incentive compensation payments.
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
Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Nine months ended
	September 24, 2016	September 26, 2015
Net cash provided by operating activities	$130,336	83,237
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	37,511	29,182
Plus: Increase (decrease) in restricted cash	(1,115)	65,888
Plus: Net cash provided by (used in) investing activities	4,107	(25,022)
Free cash flow	$170,839	153,285
Borrowing capacity
Our securitized financing facility included original aggregate borrowings of approximately $2.60 billion, consisting of $2.50 billion Class A-2 Notes (as defined below) and $100.0 million of Variable Funding Notes (as defined below) which were undrawn at closing. As of September 24, 2016, there was approximately $2.46 billion of total principal outstanding on the Class A-2 Notes, while there was $74.1 million in available commitments under the Variable Funding Notes as $25.9 million of letters of credit were outstanding.
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

The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). Principal amortization repayments, payable quarterly, are required on the Class A-2-I Notes and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year through the respective Anticipated Repayment Dates. No principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0, however, the Company may elect to continue to make principal payments. If the Class A-2 Notes have not been repaid in full by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service, may also cause a rapid amortization event.
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
As of September 24, 2016, we had a Net Debt to Adjusted EBITDA ratio of 4.8 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended September 24, 2016, respectively (in thousands):

September 24, 2016
Principal outstanding under Class A-2 Notes	$2,462,500
Total capital lease obligations	8,037
Less: cash and cash equivalents	(270,230)
Less: restricted cash, current	(70,734)
Plus: cash held for gift card/certificate programs	105,368
Net Debt	$2,234,941

Twelve months ended
September 24, 2016
Net income including noncontrolling interests	$130,509
Interest expense	99,176
Income tax expense	114,485
Depreciation and amortization	43,511
Impairment charges	463
Japan joint venture impairment	54,300
EBITDA	442,444
Adjustments:
Share-based compensation expense	16,722
Other(a)	2,080
Total adjustments	18,802
Adjusted EBITDA	$461,246

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
Recently Issued Accounting Standards
In March 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance is effective for us in fiscal year 2017 with early adoption permitted. We expect to adopt this new guidance in fiscal year 2017. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations, instead of additional paid-in capital in the consolidated balance sheets. During fiscal year 2015 and the nine months ended September 24, 2016, $11.5 million and $2.0 million, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes if this new guidance had been adopted as of the respective dates. We are further evaluating the impact the adoption of this new guidance will have on our accounting policies, consolidated financial statements, and related disclosures, as well as the transition methods.
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
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance is effective for us in fiscal year 2018 with early adoption permitted in fiscal year 2017. We expect to adopt this new guidance in fiscal year 2018, and have not yet selected a transition method. Based on a preliminary assessment, we expect the adoption of the new guidance to change the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective restaurant or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant. We continue to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, as well as the presentation of advertising fund revenues and expenses, in addition to the impact on accounting policies and related disclosures.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 24, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 24, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended September 24, 2016, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.        Other Information
Item 1.       Legal Proceedings
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. As of September 24, 2016, $5.7 million is recorded within other current liabilities in the consolidated balance sheets in connection with all outstanding litigation.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.

Item 6.       Exhibits
(a) Exhibits:

10.1	Offer Letter to David Hoffmann dated September 19, 2016

10.2	Form of Restricted Stock Unit Award Agreement for David Hoffmann

10.3	Form of Performance Stock Unit Award Agreement for David Hoffmann

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DUNKIN’ BRANDS GROUP, INC.

Date:	November 2, 2016	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer