Form 10-K
period 2016-12-31
DUNKIN' BRANDS GROUP, INC.
filed 2017-02-22
CIK 1357204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of Dunkin’ Brands Group, Inc. computed by reference to the closing price of the registrant’s common stock on the NASDAQ Global Select Market as of June 25, 2016, was approximately $3.88 billion.
As of February 17, 2017, 91,937,296 shares of common stock of the registrant were outstanding.
____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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

PART I
Item 1. Business.
Our Company
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 20,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets.
We believe that our 100% franchised business model offers strategic and financial benefits. For example, because we generally do not own or operate restaurants, our Company is able to focus on menu innovation, marketing, franchisee coaching and support, and other initiatives to drive the overall success of our brand. Financially, our franchised model allows us to grow our points of distribution and brand recognition with limited capital investment by us.
We operate our business in four segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins International and Baskin-Robbins U.S. In fiscal year 2016, our Dunkin’ Donuts segments generated revenues of $630.9 million, or 79% of our total segment revenues, of which $608.0 million was in the U.S. segment and $22.9 million was in the international segment. In fiscal year 2016, our Baskin-Robbins segments generated revenues of $166.5 million, of which $119.0 million was in the international segment and $47.5 million was in the U.S. segment. As of December 31, 2016, there were 12,258 Dunkin’ Donuts points of distribution, of which 8,828 were in the U.S. and 3,430 were international, and 7,822 Baskin-Robbins points of distribution, of which 5,284 were international and 2,538 were in the U.S. See note 12 to our consolidated financial statements included herein for segment information.
We generate revenue from four primary sources: (i) royalty income and fees associated with franchised restaurants; (ii) rental income from restaurant properties that we lease or sublease to franchisees; (iii) sales of ice cream and other products to franchisees in certain international markets; and (iv) other income including fees for the licensing of the Dunkin’ Donuts brand for products sold in certain retail channels (such as Dunkin’ K-Cup® pods and retail packaged coffee), the licensing of the rights to manufacture Baskin-Robbins ice cream products to a third party for sale to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees. Prior to completing the sale of all company-operated restaurants in fiscal year 2016, we also generated revenue from retail store sales at our company-operated restaurants
Our history
Both of our brands have a rich heritage dating back to the 1940s, when Bill Rosenberg founded his first restaurant, subsequently renamed Dunkin’ Donuts, and Burt Baskin and Irv Robbins each founded a chain of ice cream shops that eventually combined to form Baskin-Robbins. Baskin-Robbins and Dunkin’ Donuts were individually acquired by Allied Domecq PLC in 1973 and 1989, respectively. The brands were organized under the Allied Domecq Quick Service Restaurants subsidiary, which was renamed Dunkin’ Brands, Inc. in 2004. Allied Domecq was acquired in July 2005 by Pernod Ricard S.A. In March of 2006, we were acquired by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. through a holding company that was incorporated in Delaware on November 22, 2005, and was later renamed Dunkin’ Brands Group, Inc. In July 2011, we completed our initial public offering (the “IPO”). Upon the completion of the IPO, our common stock became listed on the NASDAQ Global Select Market under the symbol “DNKN.”

Our brands
Dunkin’ Donuts-U.S.
Dunkin’ Donuts is a leading U.S. QSR concept, and is the QSR market leader in donut and bagel categories for servings. Dunkin’ Donuts is also a national QSR leader for breakfast sandwich servings. Since the late 1980s, Dunkin’ Donuts has transformed itself into a coffee and beverage-based concept, and is a national QSR leader in servings in the hot regular/decaf/flavored coffee category and the iced regular/decaf/flavored coffee category, with sales of over 1.7 billion servings of total hot and iced coffee annually. Over the last ten fiscal years, Dunkin’ Donuts U.S. systemwide sales have grown at a 6.1% compound annual growth rate and total Dunkin’ Donuts U.S. points of distribution grew from 5,385 to 8,828. As of December 31, 2016, approximately 86% of these points of distribution are traditional restaurants consisting of end-cap, in-line and stand-alone restaurants, many with drive-thrus, and gas and convenience locations. In addition, we have alternative points of distribution (“APODs”), such as full- or self-service kiosks in offices, hospitals, colleges, airports, grocery stores, wholesale clubs, and other smaller-footprint properties. We believe that Dunkin’ Donuts continues to have significant growth potential in the U.S. given its strong brand awareness and variety of restaurant formats. For fiscal year 2016, the Dunkin’ Donuts franchise system generated U.S. systemwide sales of $8.2 billion, which accounted for approximately 76% of our global systemwide sales, and had 8,828 U.S. points of distribution (with more than 50% of our restaurants having drive-thrus) at period end.

Baskin-Robbins-U.S.
Baskin-Robbins is one of the leading QSR chains in the U.S. for servings of hard-serve ice cream and develops and sells a full range of frozen ice cream treats such as cones, cakes, sundaes, and frozen beverages. Baskin-Robbins enjoys 89% aided brand awareness in the U.S., and we believe the brand is known for its innovative flavors, popular “Birthday Club” program and ice cream flavor library of over 1,300 different offerings. Additionally, our Baskin-Robbins U.S. segment has experienced comparable store sales growth in each of the last six fiscal years. We believe we can capitalize on the brand’s strengths and continue generating renewed excitement for the brand. Baskin-Robbins’ “31 flavors,” offering consumers a different flavor for each day of the month, is recognized by ice cream consumers nationwide. For fiscal year 2016, the Baskin-Robbins franchise system generated U.S. systemwide sales of approximately $603.6 million, which accounted for approximately 6% of our global systemwide sales. Over the last ten fiscal years, total Baskin-Robbins U.S. points of distribution declined from 2,976 to 2,538 as of December 31, 2016.
International operations
Our international business is primarily conducted via joint ventures and country or territorial license arrangements with “master franchisees,” who both operate and sub-franchise the brand within their licensed areas. Increasingly, in certain markets, we are migrating to a model with multiple franchisees in one country, including markets in the United Kingdom, Germany, China, and Mexico. Our international franchise system, predominantly located across Asia and the Middle East, generated systemwide sales of $2.0 billion for fiscal year 2016, which represented approximately 19% of Dunkin’ Brands’ global systemwide sales. As of December 31, 2016, Dunkin’ Donuts had 3,430 international points of distribution in 44 countries (excluding the U.S.), which grew from 1,908 points of distribution as of December 31, 2006, and represented $707.2 million of international systemwide sales for fiscal year 2016. As of December 31, 2016, Baskin-Robbins had 5,284 international points of distribution in 51 countries (excluding the U.S.), which grew from 2,917 points of distribution as of December 31, 2006, and represented approximately $1.3 billion of international systemwide sales for fiscal year 2016. We believe that we have opportunities to continue to grow our Dunkin’ Donuts and Baskin-Robbins concepts internationally in new and existing markets through brand and menu differentiation.

Overview of franchising
Franchising is a business arrangement whereby a service organization, the franchisor, grants an operator, the franchisee, a license to sell the franchisor’s products and services and use its system and trademarks in a given area, with or without exclusivity. In the context of the restaurant industry, a franchisee pays the franchisor for its concept, strategy, marketing, operating system, training, purchasing power, and brand recognition. Franchisees are solely responsible for the day-to-day operations in each franchised restaurant, including but not limited to all labor and employment decisions, such as hiring, promoting, discharging, scheduling, and setting wages, benefits, and all other terms of employment with respect to their employees.
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
Master franchise model and international arrangements
Master franchise arrangements are used on a limited basis domestically (the Baskin-Robbins brand has one “territory” franchise agreement for certain Midwestern markets) but more widely internationally for both the Baskin-Robbins brand and the Dunkin’ Donuts brand. In addition, international arrangements include joint venture agreements in South Korea (both brands), Australia (Baskin-Robbins brand), and Japan (Baskin-Robbins brand), as well as single unit franchises, such as in Canada (both brands). We utilize a multi-franchise system in certain markets, including in the United Kingdom, Germany, China, and Mexico. The Company also had an interest in a joint venture in Spain for the Dunkin’ Donuts brand, which it sold during the fourth quarter of fiscal year 2016.
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
The master franchisee is generally required to pay an upfront market development fee and an upfront initial franchise fee for each developed restaurant, and, for the Dunkin’ Donuts brand, royalties. For the Baskin-Robbins brand, the master franchisee is typically required to purchase ice cream from Baskin-Robbins or an approved supplier. In most countries, the master franchisee is also required to spend a certain percentage of gross sales on advertising in such foreign country in order to promote the brand. Generally, the master franchise agreement serves as the franchise agreement for the underlying restaurants operating pursuant to such model. Depending on the individual agreement, we may permit the master franchisee to subfranchise within its territory.
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

Restaurant type	Initial franchise fee*
Dunkin’ Donuts Single-Branded Restaurant	$ 40,000-90,000
Baskin-Robbins Single-Branded Restaurant	$25,000
Dunkin’ Donuts/Baskin-Robbins Multi-Branded Restaurant	$ 50,000-100,000

*	Fees effective as of January 1, 2017 and excludes alternative points of distribution
In addition to the payment of initial franchise fees, our U.S. Dunkin’ Donuts brand franchisees, U.S. Baskin-Robbins brand franchisees, and our international Dunkin’ Donuts brand franchisees pay us royalties on a percentage of the gross sales made from each restaurant. In the U.S., the majority of our franchise agreement renewals and the vast majority of our new franchise agreements require our franchisees to pay us a royalty of 5.9% of gross sales. During fiscal year 2016, our effective royalty rate in the Dunkin’ Donuts U.S. segment was approximately 5.5% and in the Baskin-Robbins U.S. segment was approximately 4.8%. The arrangements for Dunkin’ Donuts in the majority of our international markets require royalty payments to us of 5.0% of gross sales. However, many of our larger international partners, including our South Korean joint venture partner, have agreements at a lower rate and/or based on wholesale sales to restaurants, resulting in an effective royalty rate in the Dunkin’ Donuts international segment in 2016 of approximately 2.4%. We typically collect royalty payments on a weekly basis from our domestic franchisees. For the Baskin-Robbins brand in international markets, we do not generally receive royalty payments from our franchisees; instead we earn revenue from such franchisees as a result of our sale of ice cream products to them, and in 2016 our effective royalty rate in this segment was approximately 0.5%. In certain instances, we supplement and modify certain SDAs, and franchise agreements entered into pursuant to such SDAs with certain incentives that may (i) reduce or eliminate the initial franchise fee associated with a franchise agreement; (ii) reduce the royalties for a specified period of the term of the franchise agreements depending on the details related to each specific incentive program; (iii) reimburse the franchisee for certain local marketing activities in excess of the minimum required; and (iv) provide certain development incentives. To qualify for any or all of these incentives, the franchisee must meet certain requirements, each of which are set forth in an addendum to the SDA and the franchise agreement. We believe these incentives will lead to accelerated development in our less mature markets.
Franchisees in the U.S. also pay advertising fees to the brand-specific advertising funds administered by us. Franchisees make weekly contributions, generally 5% of gross sales, to the advertising funds. Franchisees may elect to increase the contribution to support general brand-building efforts or specific initiatives. The advertising funds for the U.S., which received $430.3 million in contributions from franchisees in fiscal year 2016, are almost exclusively franchisee-funded and cover all expenses related to marketing, research and development, innovation, advertising and promotion, including market research, production, advertising costs, public relations, and sales promotions. We use no more than 20% of the advertising funds to cover the administrative expenses of the advertising funds and for other strategic initiatives designed to increase sales and to enhance the reputation of the brands. As the administrator of the advertising funds, we determine the content and placement of advertising, which is done through print, radio, television, online, billboards, sponsorships, and other media, all of which is sourced by agencies. Under certain circumstances, franchisees are permitted to conduct their own local advertising, but must obtain our prior approval of content and promotional plans.

Other franchise related fees
We lease and sublease properties to franchisees in the U.S. and in Canada, generating net rental fees when the cost charged to the franchisee exceeds the cost charged to us. For fiscal year 2016, we generated 12.2%, or $101.0 million, of our total revenue from rental fees from franchisees and incurred related occupancy expenses of $57.4 million.
We also receive a license fee from Dean Foods Co. (“Dean Foods”) as part of an arrangement whereby Dean Foods manufactures and distributes ice cream and other frozen products to Baskin-Robbins franchisees in the U.S. In connection with this agreement, Dunkin’ Brands receives a fee based on net sales of covered products. For fiscal year 2016, we generated 1.3%, or $10.8 million, of our total revenue from license fees from Dean Foods.

We distribute ice cream products to Baskin-Robbins franchisees who operate Baskin-Robbins restaurants located in certain foreign countries and receive revenue associated with those sales. For fiscal year 2016, we generated 13.9%, or $114.9 million, of our total revenue from the sale of ice cream products to franchisees primarily in certain foreign countries.
Other revenue sources include online training fees, licensing fees earned from the sale of K-Cup® pods, retail packaged coffee, and other branded products, net refranchising gains, other one-time fees such as transfer fees, and late fees. For fiscal year 2016, we generated 4.9%, or $40.7 million, of our total revenue from these other sources.
International operations
Our international business is organized by brand and by country and/or region. Operations are primarily conducted through master franchise agreements with local operators. In certain instances, the master franchisee may have the right to sub-franchise. We utilize a multi-franchise system in certain markets, including the United Kingdom, Germany, China and Mexico. In addition, we have a joint venture with a local, publicly-traded company for the Baskin-Robbins brand in Japan, and joint ventures with local companies in Australia for the Baskin-Robbins brand and in South Korea for both the Dunkin’ Donuts and Baskin-Robbins brands. The Company also had an interest in a joint venture in Spain for the Dunkin’ Donuts brand, which it sold during the fourth quarter of fiscal year 2016. By teaming with local operators, we believe we are better able to adapt our concepts to local business practices and consumer preferences. We have had an international presence since 1961 when the first Dunkin’ Donuts restaurant opened in Canada. As of December 31, 2016, there were 5,284 Baskin-Robbins restaurants in 51 countries outside the U.S. and 3,430 Dunkin’ Donuts restaurants in 44 countries outside the U.S. Baskin-Robbins points of distribution represent the majority of our international presence and accounted for approximately 65% of international systemwide sales.
Our key markets for both brands are predominantly based in Asia and the Middle East, which accounted for approximately 70% and 17%, respectively, of international systemwide sales for fiscal year 2016. For fiscal year 2016, $2.0 billion of total systemwide sales were generated by restaurants located in international markets, which represented approximately 19% of total systemwide sales, with the Dunkin’ Donuts brand accounting for $707.2 million and the Baskin-Robbins brand accounting for $1.3 billion of our international systemwide sales. For the same period, our revenues from international operations totaled $141.9 million, with the Baskin-Robbins brand generating approximately 84% of such revenues.
Overview of key markets
As of December 31, 2016, the top foreign countries and regions in which the Dunkin’ Donuts brand and/or the Baskin-Robbins brand operated were:

Country/Region	Type	Franchised brand(s)	Number of restaurants
South Korea	Joint Venture	Dunkin’ Donuts	775
		Baskin-Robbins	1,288
Japan	Joint Venture	Baskin-Robbins	1,179
Middle East	Master Franchise Agreements	Dunkin’ Donuts	501
		Baskin-Robbins	855
South Korea
Restaurants in South Korea accounted for approximately 36% of total systemwide sales from international operations for fiscal year 2016. Baskin-Robbins accounted for 67% of such sales. In South Korea, we conduct business through a 33.3% ownership stake in a combination Dunkin’ Donuts brand/Baskin-Robbins brand joint venture, with South Korean shareholders owning the remaining 66.7% of the joint venture. The joint venture acts as the master franchisee for South Korea, sub-franchising the Dunkin’ Donuts and Baskin-Robbins brands to franchisees. The joint venture also manufactures and supplies restaurants located in South Korea with ice cream, donuts, and coffee products.
Japan
Restaurants in Japan accounted for approximately 21% of total systemwide sales from international operations for fiscal year 2016, 100% of which came from Baskin-Robbins. We conduct business in Japan through a 43.3% ownership stake in a Baskin-Robbins brand joint venture. Our partner also owns a 43.3% interest in the joint venture, with the remaining 13.4% owned by public shareholders. The joint venture primarily manufactures and sells ice cream to restaurants in Japan and acts as master franchisee for the country.

Middle East
The Middle East represents another key region for us. Restaurants in the Middle East accounted for approximately 17% of total systemwide sales from international operations for fiscal year 2016. Baskin-Robbins accounted for approximately 68% of such sales. We conduct operations in the Middle East through master franchise arrangements.
Industry overview
According to The NPD Group/CREST® (“CREST®”), the QSR segment of the U.S. restaurant industry accounted for approximately $282 billion of the total $443 billion restaurant industry sales in the U.S. for the twelve months ended December 31, 2016. The U.S. restaurant industry is generally categorized into segments by price point ranges, the types of food and beverages offered, and service available to consumers. QSR is a restaurant format characterized by counter or drive-thru ordering and limited, or no, table service. QSRs generally seek to capitalize on consumer desires for quality and convenient food at economical prices.
Our Dunkin’ Donuts brand competes in the QSR segment categories and subcategories that include coffee, donuts, muffins, bagels, and breakfast sandwiches. In addition, in the U.S., our Dunkin’ Donuts brand has historically focused on the breakfast daypart, which we define to include the portion of each day from 5:00 a.m. until 11:00 a.m. While, according to CREST® data, the compound annual growth rate for total QSR daypart visits in the U.S. was 1% over the five-year period ended December 31, 2016, the compound annual growth rate for QSR visits in the U.S. during the morning meal daypart was 2% over the same five-year period. There can be no assurance that such growth rates will be sustained in the future.
For the twelve months ended December 31, 2016, there were sales of over 8 billion restaurant servings of coffee in the U.S., 86% of which were attributable to the QSR segment, according to CREST® data. According to CREST®, total coffee servings at QSR have grown at a 4% compound annual rate for the five-year period ending December 31, 2016. Over the years, our Dunkin’ Donuts brand has evolved into a predominantly coffee-based concept, with approximately 58% of Dunkin’ Donuts’ U.S. systemwide sales for fiscal year 2016 generated from coffee and other beverages. We believe QSRs, including Dunkin’ Donuts, are positioned to capture additional coffee market share through an increased focus on coffee offerings.
Our Baskin-Robbins brand competes primarily in QSR segment categories and subcategories that include hard-serve ice cream as well as those that include soft serve ice cream, frozen yogurt, shakes, malts, floats, and cakes. While both of our brands compete internationally, approximately 68% of Baskin-Robbins restaurants are located outside of the U.S. and represent the majority of our total international sales and points of distribution.
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
Licensing
We derive licensing revenue from agreements with Dean Foods for domestic ice cream sales, with The J.M. Smucker Co. (“Smuckers”) for the sale of packaged coffee in certain retail outlets (primarily grocery retail), and with Keurig Green Mountain, Inc. (“KGM”) and Smuckers for sale of Dunkin’ K-Cup® pods in certain retail outlets (primarily grocery retail), as well as from other licensees. For the 52 weeks ending December 25, 2016, the Dunkin’ Donuts branded 12 oz. original blend coffee, which is distributed by Smuckers, was the #1 stock-keeping unit nationally in the premium coffee category. For the 52 weeks ending December 25, 2016, sales of our 12 oz. original blend, as expressed in total equivalent units and dollar sales, were double that of the next closest competitor. Additionally, for the 52 weeks ending December 25, 2016, the 10 count carton of our original blend K-Cup® pods, also distributed by Smuckers, was the #1 stock-keeping unit nationally in the K-Cup® pod category. Through December 25, 2016, we have sold more than 550 million Dunkin’ K-Cup® pods in grocery outlets since launch in May 2015. With the introduction of Dunkin’ K-Cup® pods into grocery outlets, more than 2.4 billion cups of Dunkin’ Donuts coffee were sold through grocery outlets during calendar year 2016. In early 2017, the Company launched Dunkin’ Donuts branded ready-to-drink (“RTD”) bottled iced coffee for sale in grocery, convenience stores, and mass merchandisers, as well as inside Dunkin’ Donuts restaurants, across the U.S., through an agreement with The Coca-Cola Company.

Marketing
We coordinate domestic advertising and marketing at the national and local levels through our administration of brand specific advertising funds. The goals of our marketing strategy include driving comparable store sales and brand differentiation, increasing our total coffee and beverage sales, protecting and growing our morning daypart sales, and growing our afternoon daypart sales. Generally, our domestic franchisees contribute 5% of weekly gross retail sales to fund brand specific advertising funds. The funds are used for various national and local advertising campaigns including print, radio, television, online, mobile, loyalty, billboards, and sponsorships. Over the past ten years, our U.S. franchisees have invested approximately $2.6 billion on advertising to increase brand awareness and restaurant performance across both brands. Additionally, we have various pricing strategies, so that our products appeal to a broad range of customers. In August 2012, we launched the Dunkin’ Donuts mobile application for payment and gifting, which built the foundation for one-to-one marketing with our customers. In January 2014, we launched a new DD Perks® Rewards loyalty program nationally, which is fully integrated with the Dunkin’ Donuts mobile application and allows us to engage our customers in these one-to-one marketing interactions. In June 2016, we continued to leverage digital technologies to drive customer loyalty and enhance the restaurant experience through the launch of On-the-Go mobile ordering for our DD Perks® members, which enables users to order ahead and speed to the front of the line in restaurants. As of December 31, 2016 our DD Perks® Rewards loyalty program had over 6 million members.
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
Purchasing
Purchasing for the Dunkin’ Donuts brand is facilitated by National DCP, LLC (the “NDCP”), which is a Delaware limited liability company operated as a cooperative owned by its franchisee members. The NDCP is managed by a staff of supply chain professionals who report directly to the NDCP’s board of directors. The NDCP has approximately 1,500 employees including executive leadership, sourcing professionals, warehouse staff, and drivers. The NDCP board of directors has eight voting franchisee members, one NDCP non-voting member, and one independent non-voting member. In addition, our Chief Financial Officer is a voting member of the NDCP board. The NDCP engages in purchasing, warehousing, and distribution of food and supplies on behalf of participating restaurants and some international markets. The NDCP program provides franchisee members nationwide the benefits of scale while fostering consistent product quality across the Dunkin’ Donuts brand. We do not control the NDCP and have only limited contractual rights associated with managing that franchisee-owned purchasing and distribution cooperative.
Manufacturing of Dunkin’ Donuts bakery goods
Centralized production is another element of our supply chain that is designed to support growth for the Dunkin’ Donuts brand. Centralized manufacturing locations (“CMLs”) are franchisee-owned and -operated facilities for the centralized production of donuts and bakery goods. The CMLs deliver freshly baked products to Dunkin’ Donuts restaurants on a daily basis and are designed to provide consistent quality products while simplifying restaurant-level operations. As of December 31, 2016, there were 100 CMLs (of varying size and capacity) in the U.S. CMLs are an important part of franchise economics, and are supportive of profit building initiatives as well as protecting brand quality standards and consistency.

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
Baskin-Robbins
The Baskin-Robbins manufacturing network is comprised of 14 facilities, none of which are owned or operated by us, that supply our international markets with ice cream products. We utilize facilities owned by Dean Foods to produce ice cream products which we purchase and distribute to many of our international markets. Certain international franchisees rely on third-party-owned facilities to supply ice cream products to them, including facilities in Ireland and Canada. The Baskin-Robbins brand restaurants in India and Russia are supported by master franchisee-owned facilities in those respective countries while the restaurants in Japan and South Korea are supported by the joint venture-owned facilities located within each country.
Research and development
New product innovation is a critical component of our success. We believe the development of successful new products for each brand attracts new customers, increases comparable store sales, and allows franchisees to expand into other dayparts. New product research and development is located in a state-of-the-art facility at our headquarters in Canton, Massachusetts. The facility includes a sensory lab, a quality assurance lab, and a demonstration test kitchen. We rely on our internal culinary team, which uses consumer research, to develop and test new products.

Operational support
Substantially all of our executive management, finance, marketing, legal, technology, human resources, and operations support functions are conducted from our global headquarters in Canton, Massachusetts. In the United States, our franchise operations for both brands are organized into regions, each of which is headed by a regional vice president and directors of operations supported by field personnel who interact directly with the franchisees. Our international businesses are organized by region and have dedicated marketing and restaurant operations support teams that work with our master licensees and joint venture partners to improve restaurant operations and restaurant-level economics. Management of a franchise restaurant is the responsibility of the franchisee, who is trained in our techniques and is responsible for ensuring that the day-to-day operations of the restaurant are in compliance with our operating standards. We have implemented a computer-based disaster recovery program to address the possibility that a natural (or other form of) disaster may impact the information technology systems located at our Canton, Massachusetts headquarters.
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
Employees
As of December 31, 2016, we employed 1,163 people, 1,116 of whom were based in the U.S. and 47 of whom were based in other countries. Of our domestic employees, 462 worked in the field and 654 worked at our corporate headquarters or our satellite office in California. Of these employees, 213, who are almost exclusively in marketing positions, were paid by certain of our advertising funds. None of our employees are represented by a labor union, and we believe our relationships with our employees are healthy.
Our franchisees are independent business owners, so they and their employees are not included in our employee count.
Intellectual property
We own many registered trademarks and service marks (“Marks”) in the U.S. and in other countries throughout the world. We believe that our Dunkin’ Donuts and Baskin-Robbins names and logos, in particular, have significant value and are important to our business. Our policy is to pursue registration of our Marks in the U.S. and selected international jurisdictions, monitor our Marks portfolio both internally and externally through external search agents and vigorously oppose the infringement of any of our Marks. We license the use of our registered Marks to franchisees and third parties through franchise arrangements and licenses. The franchise and license arrangements restrict franchisees’ and licensees’ activities with respect to the use of our Marks, and impose quality control standards in connection with goods and services offered in connection with the Marks and an affirmative obligation on the franchisees to notify us upon learning of potential infringement. In addition, we maintain a limited patent portfolio in the U.S. for bakery and serving-related methods, designs, and articles of manufacture. We generally rely on common law protection for our copyrighted works. Neither the patents nor the copyrighted works are material to the operation of our business. We also license some intellectual property from third parties for use in certain of our products. Such licenses are not individually, or in the aggregate, material to our business.
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
Our success is dependent in large part upon our ability to maintain and enhance the value of our brands, our customers’ connection to our brands, and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the way we manage our relationship with our franchisees, our growth strategies, our development efforts in domestic and foreign markets, or the ordinary course of our, or our franchisees’, business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brands, such as actions taken (or not taken) by one or more franchisees or their employees relating to health, safety, welfare, or otherwise; litigation and claims; security breaches or other fraudulent activities associated with our electronic payment systems; and illegal activity targeted at us or others. Consumer demand for our products and our brands’ value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower sales and, ultimately, lower royalty income, which in turn could materially and adversely affect our business and operating results.
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
Instances or reports, whether true or not, of food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during the growing, manufacturing, packaging, storing, or preparation of products, have in the past severely injured the reputations of companies in the quick-service restaurant sectors and could affect us as well. Any report linking us, our franchisees, or our suppliers to food-borne illnesses or food tampering, contamination, mislabeling, or other food-safety issues could damage the value of our brands immediately and severely hurt sales of our products and possibly lead to product liability claims, litigation (including class actions), or other damages.
In addition, food safety incidents, whether or not involving our brands, could result in negative publicity for the industry or market segments in which we operate. Increased use of social media could create and/or amplify the effects of negative publicity. This negative publicity may reduce demand for our products and could result in a decrease in guest traffic to our restaurants as consumers shift their preferences to our competitors or to other products or food types. A decrease in traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands, our business, and our stock price.
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
We have a significant amount of indebtedness. As of December 31, 2016, we had total indebtedness of approximately $2.5 billion under our securitized debt facility, excluding $25.9 million of undrawn letters of credit and $74.1 million of unused commitments.
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
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, in the amounts projected or at all, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.
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
Unless and until we repay all outstanding borrowings under our securitized debt facility, we will remain subject to the restrictive terms of these borrowings. The securitized debt facility, under which certain of our wholly-owned subsidiaries issued and guaranteed fixed rate notes and variable funding notes, contain a number of covenants, with the most significant financial covenant being a debt service coverage calculation. These covenants limit the ability of certain of our subsidiaries to, among other things:

•	sell assets;

•	alter the business we conduct;

•	engage in mergers, acquisitions, and other business combinations;

•	declare dividends or redeem or repurchase capital stock;

•	incur, assume, or permit to exist additional indebtedness or guarantees;

•	make loans and investments;

•	incur liens; and

•	enter into transactions with affiliates.
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
We regard our Dunkin’ Donuts® and Baskin-Robbins® trademarks as having significant value and as being important factors in the marketing of our brands. We have also obtained trademark protection for the trademarks associated with several of our product offerings and advertising slogans, including “America Runs on Dunkin’ ®”. We believe that these and other intellectual property are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, patent, trademark, and other laws, such as trade secret and unfair competition laws, to protect our intellectual property from infringement, misappropriation, or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the United States and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries.
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
Although we monitor and restrict franchisee activities through our franchise and license agreements, franchisees or third parties may refer to or make statements about our brands that do not make proper use of our trademarks or required designations, that improperly alter trademarks or branding, or that are critical of our brands or place our brands in a context that may tarnish their reputation. This may result in dilution or tarnishment of our intellectual property. It is not possible for us to obtain registrations for all possible variations of our branding in all territories where we operate. Franchisees, licensees, or third parties may seek to register or obtain registration for domain names and trademarks involving localizations, variations, and versions of certain branding tools, and these activities may limit our ability to obtain or use such rights in such territories. Franchisee noncompliance with the terms and conditions of our franchise or license agreements may reduce the overall goodwill of our brands, whether through the failure to meet health and safety standards, engage in quality control or maintain product consistency, or through the participation in improper or objectionable business practices.
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
We are and may, in the future, become the subject of claims for infringement, misappropriation, or other violation of intellectual property rights, which may or not be unfounded, from owners of intellectual property in areas where our franchisees operate or where we intend to conduct operations, including in foreign jurisdictions. Such claims could harm our image, our brands, our competitive position, or our ability to expand our operations into other jurisdictions and cause us to incur significant costs related to defense or settlement. If such claims were decided against us, or a third party indemnified by us pursuant to license terms, we could be required to pay damages, develop or adopt non-infringing products or services, or acquire a license to the intellectual property that is the subject of the asserted claim, which license may not be available on acceptable terms or at all. The attendant expenses could require the expenditure of additional capital, and there would be expenses associated with the defense of any infringement, misappropriation, or other third-party claims, and there could be attendant negative publicity, even if ultimately decided in our favor.
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
Coffee and other commodity prices are subject to substantial price fluctuations, stemming from variations in weather patterns, shifting political or economic conditions in coffee-producing countries, potential taxes or fees on certain imported goods, and delays in the supply chain. If commodity prices rise, franchisees may experience reduced sales, due to decreased consumer demand at retail prices that have been raised to offset increased commodity prices, which may reduce franchisee profitability.

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
We and our franchisees rely on information technology and computer systems to process transactions and manage our business, and a disruption or a failure of such systems or technology could harm our ability to effectively manage our business.
Network and information technology systems are integral to our business. We utilize various computer systems, including our FAST System and our EFTPay System, which are customized, web-based systems. The FAST System is the system by which our U.S. and Canadian franchisees report their weekly sales and pay their corresponding royalty fees and required advertising fund contributions. When sales are reported by a U.S. or Canadian franchisee, a withdrawal for the authorized amount is initiated from the franchisee’s bank after 12 days (from the week ending or month ending date). The FAST System is critical to our ability to accurately track sales and compute royalties due from our U.S. and Canadian franchisees. The EFTPay System is used by our U.S. and Canadian franchisees to make payments against open, non-fee invoices (i.e., all invoices except royalty and advertising funds). When a franchisee selects an invoice and submits the payment, on the following day a withdrawal for the selected amount is initiated from the franchisee’s bank. Additionally, an increasing number of transactions in our restaurants are processed through our mobile application. Despite the implementation of security measures, our systems are subject to damage and/or interruption as a result of power outages, computer and network failures, computer viruses and other disruptive software, security breaches, terrorist attacks, catastrophic events, and improper usage by employees. Such events could result in a material disruption in operations, a need for a costly repair, upgrade, or replacement of systems, or a decrease in, or in the collection of, royalties paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability which could materially affect our results of operations.

Interruptions in the supply of product to franchisees and licensees could adversely affect our revenues.
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved in advance. In this regard, we and our franchisees depend on a group of suppliers for ingredients, foodstuffs, beverages, and disposable serving instruments including, but not limited to, Rich Products Corp., Dean Foods Co., The Coca-Cola Company, and Silver Pail Dairy, Ltd. as well as four primary coffee roasters and two primary donut mix suppliers. In 2016, we and our franchisees purchased products from nearly 600 approved domestic suppliers, with approximately 13 of such suppliers providing half, based on dollar volume, of all products purchased domestically. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place to ensure continuity of supply. In addition we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees’ supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items.
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
As of December 31, 2016, we had 8,714 international restaurants located in 67 foreign countries. The international operations of our franchisees may subject us to additional risks, which differ in each country in which our franchisees operate, and such risks may negatively affect our business or result in a delay in or loss of royalty income to us.
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
Internationally, and in limited cases domestically, we enter into relationships with “master franchisees” to develop and operate restaurants in defined geographic areas. Master franchisees are granted exclusivity rights with respect to larger territories than the typical franchisees, and in particular cases, expansion after minimum requirements are met is subject to the discretion of the master franchisee. In fiscal years 2016, 2015, and 2014, we derived approximately 14.6%, 14.8%, and 15.7%, respectively, of our total revenues from master franchisee arrangements. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay of the development of franchised restaurants, or an interruption in the operation of one of our brands in a particular market or markets. Any such delay or interruption would result in a delay in, or loss of, royalty income to us whether by way of delayed royalty income or delayed revenues from the sale of ice cream and other products by us to franchisees internationally, or reduced sales. Any interruption in operations due to the termination of an arrangement with a master franchisee similarly could result in lower revenues for us, particularly if we were to determine to close restaurants following the termination of an arrangement with a master franchisee.
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
Some of our products contain caffeine, dairy products, sugar, other carbohydrates, fats, and other active compounds, the health effects of which are the subject of increasing public scrutiny, including the suggestion that excessive consumption of caffeine, dairy products, sugar, other carbohydrates, fats, and other active compounds can lead to a variety of adverse health effects. There has also been greater public awareness that sedentary lifestyles, combined with excessive consumption of high- carbohydrate, high-fat, or high-calorie foods, have led to a rapidly rising rate of obesity. In the United States and certain other countries, there is increasing consumer awareness of health risks, including obesity, as well as increased consumer litigation based on alleged adverse health impacts of consumption of various food products. While we offer some healthier beverage and food items, including reduced fat items and reduced sugar items, an unfavorable report on the health effects of caffeine or other compounds present in our products, or negative publicity or litigation arising from other health risks such as obesity, could significantly reduce the demand for our beverages and food products. A decrease in customer traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands and our business.
We may not be able to enforce payment of fees under certain of our franchise arrangements.
In certain limited instances, a franchisee may be operating a restaurant pursuant to an unwritten franchise arrangement. Such circumstances may arise where a franchisee arrangement has expired and new or renewal agreements have yet to be executed or where the franchisee has developed and opened a restaurant but has failed to memorialize the franchisor-franchisee relationship in an executed agreement as of the opening date of such restaurant. In certain other limited instances, we may allow a franchisee in good standing to operate domestically pursuant to franchise arrangements which have expired in their normal course and have not yet been renewed. As of December 31, 2016, less than 1% of our restaurants were operating without a written agreement. There is a risk that either category of these franchise arrangements may not be enforceable under federal, state, or local laws and regulations prior to correction or if left uncorrected. In these instances, the franchise arrangements may be enforceable on the basis of custom and assent of performance. If the franchisee, however, were to neglect to remit royalty payments in a timely fashion, we may be unable to enforce the payment of such fees which, in turn, may materially and adversely affect our business and operating results. While we generally require franchise arrangements in foreign jurisdictions to be entered into pursuant to written franchise arrangements, subject to certain exceptions, some expired contracts, letters of intent, or oral agreements in existence may not be enforceable under local laws, which could impair our ability to collect royalty income, which in turn may materially and adversely impact our business and operating results.
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
The franchisees are also subject to the Fair Labor Standards Act of 1938, as amended, and various other laws in the United States and in foreign countries governing such matters as minimum-wage requirements, overtime and other working conditions, and citizenship requirements. A significant number of our franchisees’ food-service employees are paid at rates related to the U.S. federal minimum wage and applicable minimum wages in foreign jurisdictions and past increases in the U.S. federal minimum wage and foreign jurisdiction minimum wage have increased labor costs, as would future such increases. Any increases in labor costs might result in franchisees inadequately staffing restaurants. Understaffed restaurants could reduce sales at such restaurants, decrease royalty payments, and adversely affect our brands. Evolving labor and employment laws, rules, and regulations could also result in increased exposure on the part of Dunkin’ Brands’ for labor and employment related liabilities that have historically been borne by franchisees.
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
Our corporate headquarters, located in Canton, Massachusetts, houses substantially all of our executive management and employees who provide our primary corporate support functions: legal, marketing, technology, human resources, public relations, finance, and research and development.
As of December 31, 2016, we owned 96 properties and leased 963 locations across the U.S. and Canada, a majority of which we leased or subleased to franchisees. For fiscal year 2016, we generated 12.2%, or $101.0 million, of our total revenue from rental fees from franchisees who lease or sublease their properties from us.
The remaining balance of restaurants selling our products are situated on real property owned by franchisees or leased directly by franchisees from third-party landlords. All international restaurants (other than 11 located in Canada) are situated on real property owned by licensees and their sub-franchisees or leased by licensees and their sub-franchisees directly from a third-party landlord.

As of December 31, 2016, 100% of Dunkin’ Donuts and Baskin-Robbins restaurants are owned and operated by franchisees. We have construction and site management personnel who oversee the construction of restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. As of December 31, 2016, there were 12,258 Dunkin’ Donuts points of distribution, operating in 41 states and the District of Columbia in the U.S. and 44 foreign countries. Baskin-Robbins points of distribution totaled 7,822, operating in 43 U.S. states, the District of Columbia, Puerto Rico, and 51 foreign countries. As of December 31, 2016, the Company did not own or operate any restaurants. The following table illustrates domestic and international points of distribution by brand as of December 31, 2016.

Franchised points of distribution
Dunkin’ Donuts—US*	8,828
Dunkin’ Donuts—International	3,430
Total Dunkin’ Donuts*	12,258
Baskin-Robbins—US*	2,538
Baskin-Robbins—International	5,284
Total Baskin-Robbins*	7,822
Total US	11,366
Total International	8,714

*	Combination restaurants, as more fully described below, count as both a Dunkin’ Donuts and a Baskin-Robbins point of distribution.
Dunkin’ Donuts and Baskin-Robbins restaurants operate in a variety of formats. Dunkin’ Donuts traditional restaurant formats include free standing restaurants, end-caps (i.e., end location of a larger multi-store building), and gas and convenience locations. A free-standing building typically ranges in size from 1,200 to 2,500 square feet, and may include a drive-thru window. An end-cap typically ranges in size from 1,000 to 2,000 square feet and may include a drive-thru window. Dunkin’ Donuts also has other restaurants designed to fit anywhere, consisting of small full-service restaurants and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores, wholesale clubs, and drive-thru-only units on smaller pieces of property (collectively referred to as alternative points of distributions or “APODs”). APODs typically range in size between 400 to 1,800 square feet. The majority of our Dunkin’ Donuts restaurants have their fresh baked goods delivered to them from franchisee-owned and -operated CMLs.
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
In the U.S., Baskin-Robbins can also be found in 1,265 combination restaurants (“combos”) that also include a Dunkin’ Donuts restaurant, and are typically either free-standing or an end-cap. These combos, which we count as both a Dunkin’ Donuts and a Baskin-Robbins point of distribution, typically range from 1,400 to 3,500 square feet.
Of the 11,366 U.S. locations, 92 were sites owned by the Company and leased to franchisees, 932 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. Our land or land and building leases are generally for terms of ten years to twenty years, and often have one or more five-year or ten-year renewal options. In certain lease agreements, we have the option to purchase, or the right of first refusal to purchase, the real estate. Certain leases require the payment of additional rent equal to a percentage of annual sales in excess of specified amounts.
Of the sites owned or leased by the Company in the U.S., 15 are locations that no longer have a Dunkin’ Donuts or Baskin-Robbins restaurant (“surplus properties”). Some of these surplus properties have been sublet to other parties while the remaining are currently vacant.
We also have leased office space in Brazil, China, Dubai, and the United Kingdom.

The following table sets forth the Company’s owned and leased office and training facilities, including the approximate square footage of each facility. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

Location	Type	Owned/Leased	Approximate Sq. Ft.
Canton, MA	Office	Leased	175,000
Braintree, MA (training facility)	Office	Owned	15,000
Burbank, CA (training facility)	Office	Leased	19,000
Dubai, United Arab Emirates (regional office space)	Office	Leased	3,200
Shanghai, China (regional office spaces)	Office	Leased	2,900
Various (regional sales offices)	Office	Leased	Range of 150 to 300

Item 3.	Legal Proceedings.
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. As of December 31, 2016, $5.6 million is recorded within other current liabilities in the consolidated balance sheet in connection with all outstanding litigation.

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

Fiscal Quarter	High	Low
2016
Fourth Quarter (14 weeks ended December 31, 2016)	$56.13	$46.55
Third Quarter (13 weeks ended September 24, 2016)	$50.34	$41.29
Second Quarter (13 weeks ended June 25, 2016)	$49.59	$42.00
First Quarter (13 weeks ended March 26, 2016)	$48.29	$36.44

2015
Fourth Quarter (13 weeks ended December 26, 2015)	$50.17	$39.29
Third Quarter (13 weeks ended September 26, 2015)	$56.79	$46.50
Second Quarter (13 weeks ended June 27, 2015)	$55.60	$46.89
First Quarter (13 weeks ended March 28, 2015)	$48.69	$41.72
On February 20, 2017, we had 974 holders of record of our common stock.

Dividend policy
During fiscal years 2016 and 2015, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2016:
First quarter	$0.3000	$27,395	March 16, 2016
Second quarter	$0.3000	$27,456	June 8, 2016
Third quarter	$0.3000	$27,475	August 31, 2016
Fourth quarter	$0.3000	$27,377	November 30, 2016

Fiscal year 2015:
First quarter	$0.2650	$25,688	March 18, 2015
Second quarter	$0.2650	$25,127	June 17, 2015
Third quarter	$0.2650	$25,197	September 2, 2015
Fourth quarter	$0.2650	$24,504	December 2, 2015

On February 9, 2017, we announced that our board of directors approved an increase to the next quarterly dividend to $0.3225 per share of common stock payable on March 22, 2017.

We currently anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition, and certain other factors. There can be no assurance as to the amount of free cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations, and financing needs and will be declared at the discretion of our board of directors.
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made during the quarter ended December 31, 2016 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
09/25/16 - 10/22/16	—	$—	—	$170,000,000
10/23/16 - 11/26/16	520,631	48.01	520,631	145,002,654
11/27/16 - 12/31/16	—	—	—	145,002,654
Total	520,631	$48.01	520,631
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

Securities authorized for issuance under our equity compensation plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)(4)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)(4)
Equity compensation plans approved by security holders	6,227,376	$35.75	5,166,611
Equity compensation plans not approved by security holders	—	—	—
TOTAL	6,227,376	$35.75	5,166,611
(1)Consists of 5,896,826 shares issuable upon exercise of outstanding options, 217,509 shares issuable upon vesting of outstanding restricted stock units, and 113,041 shares issuable upon vesting of performance stock units under approved plans.

(2)The weighted-average exercise price takes into account 330,550 shares under approved plans issuable upon vesting of outstanding restricted stock units and performance stock units, which have no exercise price. The weighted average exercise price solely with respect to stock options outstanding under the approved plans is $37.75.
(3)Consists of 4,694,292 shares remaining available for issuance under the Company’s 2015 Omnibus Long-Term Incentive Plan and 472,319 shares remaining available for issuance under the Company’s employee stock purchase plan.
(4)Amounts exclude the impact of a maximum 113,041 of incremental shares that may be issuable upon vesting based on the level of performance achieved related to performance stock units.

Performance Graph
The following graph depicts the total return to shareholders for the five-year period ended December 31, 2016, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on December 31, 2011 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/31/2011	12/29/2012	12/28/2013	12/27/2014	12/26/2015	12/31/2016
Dunkin’ Brands Group, Inc. (DNKN)	$100.00	$131.49	$197.64	$178.79	$182.76	$231.90
S&P 500	$100.00	$111.06	$145.82	$165.41	$163.21	$177.29
S&P Consumer Discretionary	$100.00	$118.87	$169.60	$184.78	$201.00	$208.87

Item 6.	Selected Financial Data.
The following table sets forth our selected historical consolidated financial and other data, and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected historical financial data has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. The data in the following table related to adjusted operating income, adjusted net income, points of distribution, comparable store sales growth, systemwide sales, and systemwide sales growth are unaudited for all periods presented. The data for fiscal year 2016 reflects the results of operations for a 53-week period. All other periods presented reflect the results of operations for 52-week periods.

	Fiscal Year
	2016	2015	2014	2013	2012
	($ in thousands, except per share data)
Consolidated Statements of Operations Data:
Franchise fees and royalty income	$549,571	513,222	482,329	453,976	418,940
Rental income	101,020	100,422	97,663	96,082	96,816
Sales of ice cream and other products	114,857	115,252	117,484	112,276	94,659
Sales at company-operated restaurants	11,975	28,340	22,206	24,976	22,922
Other revenues	51,466	53,697	29,027	26,530	24,844
Total revenues	828,889	810,933	748,709	713,840	658,181
Amortization of intangible assets	22,079	24,688	25,760	26,943	26,943
Other operating costs and expenses(1)	416,029	426,363	406,775	409,688	416,469
Total operating costs and expenses	438,108	451,051	432,535	436,631	443,412
Net income (loss) of equity method investments(2)	14,552	(41,745)	14,846	18,370	22,351
Other operating income, net	9,381	1,430	7,838	9,157	2,309
Operating income	414,714	319,567	338,858	304,736	239,429
Interest expense, net	(100,270)	(96,341)	(67,824)	(79,831)	(73,488)
Loss on debt extinguishment and refinancing transactions	—	(20,554)	(13,735)	(5,018)	(3,963)
Other gains (losses), net	(1,195)	(1,084)	(1,566)	(1,799)	23
Income before income taxes	313,249	201,588	255,733	218,088	162,001
Net income attributable to Dunkin’ Brands	$195,576	105,227	176,357	146,903	108,308
Earnings per share:
Common—basic	$2.14	1.10	1.67	1.38	0.94
Common—diluted	2.11	1.08	1.65	1.36	0.93

	Fiscal Year
	2016	2015	2014	2013	2012
	($ in thousands, except per share data or as otherwise noted)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and restricted cash	$431,831	333,115	208,358	257,238	252,985
Total assets	3,227,382	3,197,119	3,124,400	3,172,653	3,153,568
Total debt(3)	2,435,137	2,453,643	1,807,556	1,811,798	1,832,581
Total liabilities	3,390,640	3,417,862	2,749,450	2,760,365	2,803,593
Total stockholders’ equity (deficit)	(163,258)	(220,743)	367,959	407,358	349,975
Other Financial Data:
Capital expenditures	$15,174	30,246	23,638	31,099	22,398
Adjusted operating income(4)	436,578	400,477	365,956	340,396	307,157
Adjusted net income(4)	208,694	187,893	186,113	165,761	149,700
Points of Distribution(5):
Dunkin’ Donuts U.S.	8,828	8,431	8,082	7,695	7,324
Dunkin’ Donuts International	3,430	3,319	3,228	3,163	3,025
Baskin-Robbins U.S.	2,538	2,529	2,529	2,512	2,507
Baskin-Robbins International	5,284	5,078	5,023	4,788	4,512
Total points of distribution	20,080	19,357	18,862	18,158	17,368
Comparable Store Sales Growth (Decline):
Dunkin’ Donuts U.S.(6)	1.6%	1.4%	1.7%	3.3%	4.1%
Dunkin’ Donuts International(7)	(1.9)%	0.5%	(2.0)%	(0.4)%	2.0%
Baskin-Robbins U.S.(6)	0.7%	6.1%	4.9%	1.0%	4.0%
Baskin-Robbins International(7)	(4.2)%	(1.9)%	(1.2)%	1.9%	2.8%
Systemwide Sales ($ in millions)(8):
Dunkin’ Donuts U.S.	$8,226.1	7,622.9	7,179.1	6,747.1	6,270.2
Dunkin’ Donuts International	707.2	678.4	698.2	678.5	657.6
Baskin-Robbins U.S.	603.6	594.8	560.5	531.4	527.9
Baskin-Robbins International	1,307.7	1,273.5	1,335.6	1,344.3	1,338.9
Total systemwide sales	$10,844.6	10,169.6	9,773.4	9,301.3	8,794.6
Systemwide Sales Growth (Decline)(9):
Dunkin’ Donuts U.S.	7.9%	6.2%	6.4%	7.6%	5.6%
Dunkin’ Donuts International	4.2%	(2.8)%	2.9%	3.2%	4.2%
Baskin-Robbins U.S.	1.5%	6.1%	5.5%	0.7%	1.6%
Baskin-Robbins International	2.7%	(4.6)%	(0.6)%	0.4%	5.5%
Total systemwide sales growth	6.6%	4.1%	5.1%	5.8%	5.2%

(1)
Fiscal year 2012 includes a $20.7 million incremental legal reserve recorded in the second quarter related to the Quebec Superior Court’s ruling in the Bertico litigation, in which the Court found for the Plaintiffs and issued a judgment against Dunkin’ Brands in the amount of approximately C$16.4 million, plus costs and interest. Fiscal year 2015 includes a net reduction to legal reserves for the Bertico litigation and related matters of $2.8 million, as a result of the Quebec Court of Appeals (Montreal) ruling to reduce the damages assessed against the Company in the Bertico litigation from approximately C$16.4 million to approximately C$10.9 million, plus costs and interest. Fiscal year 2016 includes a net reduction to legal reserves for the Bertico litigation and related matters of $428 thousand based upon final agreement of interest and related costs associated with the judgment.

(2)	Fiscal year 2015 includes an impairment of our equity method investment in the Japan joint venture of $54.3 million.

(3)
Includes capital lease obligations of $8.1 million, $8.0 million, $8.1 million, $7.4 million, and $7.6 million as of December 31, 2016, December 26, 2015, December 27, 2014, December 28, 2013, and December 29, 2012, respectively.

(4)
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

	Fiscal Year
	2016	2015	2014	2013	2012
	(Unaudited, $ in thousands)
Operating income	$414,714	319,567	338,858	304,736	239,429
Adjustments:
Amortization of other intangible assets	22,079	24,688	25,760	26,943	26,943
Long-lived asset impairment charges	149	623	1,484	563	1,278
Third-party product volume guarantee	—		(300)	7,500	—
Secondary offering costs	—	—	—	—	4,783
Peterborough plant closure(a)	—	4,075	—	654	14,044
Transaction-related costs(b)	64	424	154	—	—
Japan joint venture impairment, net(c)	—	53,853	—	—	—
Bertico litigation(d)	(428)	(2,753)	—	—	20,680
Adjusted operating income(e)	$436,578	400,477	365,956	340,396	307,157
Net income attributable to Dunkin’ Brands	$195,576	105,227	176,357	146,903	108,308
Adjustments:
Amortization of other intangible assets	22,079	24,688	25,760	26,943	26,943
Long-lived asset impairment charges	149	623	1,484	563	1,278
Third-party product volume guarantee	—		(300)	7,500	—
Secondary offering costs	—	—	—	—	4,783
Peterborough plant closure(a)	—	4,075	—	654	14,044
Transaction-related costs(b)	64	424	154	—	—
Japan joint venture impairment, net(c)	—	53,853	—	—	—
Bertico litigation(d)	(428)	(2,753)	—	—	20,680
Loss on debt extinguishment and refinancing transactions	—	20,554	13,735	5,018	3,963
Tax impact of adjustments, excluding Bertico litigation(f)	(8,917)	(20,145)	(16,333)	(16,271)	(20,404)
Tax impact of Bertico adjustment(g)	171	1,101	—	—	(3,980)
Income tax audit settlements(h)	—	—	(6,717)	(8,417)	(10,514)
Tax impact of legal entity conversion(i)	—	246	(8,541)	—	—
State tax apportionment(j)	—	—	514	2,868	4,599
Adjusted net income	$208,694	187,893	186,113	165,761	149,700

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

(d)
For fiscal year 2012, the adjustment represents the incremental legal reserve recorded in the second quarter of 2012 related to the Quebec Superior Court’s ruling in the Bertico litigation, in which the Court found for the Plaintiffs and issued a judgment against Dunkin’ Brands in the amount of approximately C$16.4 million (approximately $15.9 million), plus costs and interest. The adjustment for fiscal year 2015 represents the net reduction to legal reserves for the Bertico litigation and related matters of $2.8 million, as a result of the Quebec Court of Appeals (Montreal) ruling to reduce the damages assessed against the Company in the Bertico litigation from approximately C$16.4 million to approximately C$10.9 million, plus costs and interest. The adjustment for the fiscal year 2016 represents a net reduction to legal reserves for the Bertico litigation and related matters of $428 thousand based upon final agreement of interest and related costs associated with the judgment.

(e)
Adjusted operating income includes the impact of the 53rd week for fiscal year 2016. Based on our estimate of that extra week on certain revenues and expenses, the impact of the extra week in fiscal year 2016 on adjusted operating income was approximately $6.1 million. Excluding the impact of the extra week, adjusted operating income for fiscal year 2016 would have been approximately $430.5 million on a 52-week basis.

(f)
Tax impact of adjustments calculated at a 40% effective tax rate for each period presented, excluding the Japan joint venture impairment as there was no tax impact related to this charge and the Bertico litigation adjustment for which the tax impact is calculated separately.

(g)	Tax impact of Bertico litigation adjustments calculated as if the adjustments had not been recorded, considering deductibility and statutory tax rates in effect for the respective fiscal years.

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

(5)
Represents period end points of distribution. Beginning in fiscal year 2016, restaurants located in Puerto Rico were previously included in the Dunkin' Donuts International and Baskin-Robbins International segments, but are now included in the Dunkin' Donuts U.S. and Baskin-Robbins U.S. segments based on functional responsibility. Prior year amounts have been revised to reflect these changes for all years presented.

(6)
Represents the growth in average weekly sales for franchisee- and company-operated restaurants that have been open at least 78 weeks (approximately 18 months) that have reported sales in the current and comparable prior year week.

(7)
Generally represents the growth in local currency average monthly sales for franchisee-operated restaurants, including joint ventures, that have been open at least 13 months and that have reported sales in the current and comparable prior year month.

(8)
Systemwide sales include sales at franchisee- and company-operated restaurants, including joint ventures. While we do not record sales by franchisees, licensees, or joint ventures as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe systemwide sales information aids in understanding how we derive royalty revenue and in evaluating our performance relative to competitors. Beginning in the fiscal year 2016, we began presenting systemwide sales rather than franchisee-reported sales, which excluded sales of company-operated restaurants, as we believe the systemwide sales information is a more complete metric in obtaining an understanding of our financial performance. Additionally, systemwide sales related to restaurants located in Puerto Rico were previously included in the Dunkin' Donuts International and Baskin-Robbins International segments, but are now included in the Dunkin' Donuts U.S. and Baskin-Robbins U.S. segments based on functional responsibility for all years presented.

(9)
Systemwide sales growth represents the percentage change in systemwide sales from the comparable period of the prior year. Changes in systemwide sales are driven by changes in average comparable store sales and changes in the number of restaurants. Percentage change in systemwide sales for all prior years presented was revised for systemwide sales related to restaurants located in Puerto Rico that were previously included in the Dunkin' Donuts International and Baskin-Robbins International segments, but are now included in the Dunkin' Donuts U.S. and Baskin-Robbins U.S. segments based on functional responsibility.

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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 20,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of December 31, 2016, Dunkin’ Donuts had 12,258 global points of distribution with restaurants in 41 U.S. states and the District of Columbia and in 44 foreign countries. Baskin-Robbins had 7,822 global points of distribution as of the same date, with restaurants in 43 U.S. states, the District of Columbia, Puerto Rico, and in 51 foreign countries.
We are organized into four reporting segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We generate revenue from four primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) rental income from restaurant properties that we lease or sublease to franchisees, (iii) sales of ice cream and other products to franchisees in certain international markets, and (iv) other income including fees for the licensing of our brands for products sold in certain retail outlets, the licensing of the right to manufacture Baskin-Robbins ice cream products sold to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees. Prior to completing the sale of all company-operated restaurants in fiscal year 2016, we also generated revenue from retail store sales at our company-operated restaurants.
Approximately 66% of our revenue for fiscal year 2016 was derived from royalty income and franchise fees. Rental income from franchisees that lease or sublease their properties from us accounted for 12% of our revenue for fiscal year 2016. An additional 14% of our revenue for fiscal year 2016 was generated from sales of ice cream and other products to franchisees in certain international markets. The balance of our revenue for fiscal year 2016 consisted of revenue from our company-operated restaurants, license fees on products sold in non-franchised outlets, license fees on sales of ice cream and other products to Baskin-Robbins franchisees in the U.S., refranchising gains, transfer fees from franchisees, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of December 31, 2016, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limit our working capital needs. For fiscal year 2016, franchisee contributions to the U.S. advertising funds were $430.3 million.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2016, 2015, and 2014 reflect the results of operations for the 53-week, 52 week, and 52-week periods ending on December 31, 2016, December 26, 2015, and December 27, 2014, respectively. Certain financial measures and other metrics have been presented with the impact of the additional week on the results for fiscal year 2016. The impact of the additional week in fiscal year 2016 reflects our estimate of the 53rd week on systemwide sales growth, revenues, and expenses.

Selected operating and financial highlights

	Fiscal year
	2016	2015	2014
Systemwide sales growth	6.6%	4.1%	5.1%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	1.6%	1.4%	1.7%
Dunkin’ Donuts International	(1.9)%	0.5%	(2.0)%
Baskin-Robbins U.S.	0.7%	6.1%	4.9%
Baskin-Robbins International	(4.2)%	(1.9)%	(1.2)%
Total revenues	$828,889	810,933	748,709
Operating income	414,714	319,567	338,858
Adjusted operating income	436,578	400,477	365,956
Net income attributable to Dunkin’ Brands	195,576	105,227	176,357
Adjusted net income	208,694	187,893	186,113
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, impairments of investments in joint ventures, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. See note 4 to “Selected Financial Data” for reconciliations of operating income and net income determined under GAAP to adjusted operating income and adjusted net income, respectively.
Systemwide sales and points of distribution information related to restaurants located in Puerto Rico were previously included in the Dunkin' Donuts International and Baskin-Robbins International segments, but are now included in the Dunkin' Donuts Donuts U.S. and Baskin-Robbins U.S. segments based on functional responsibility. Prior year amounts below have been revised to reflect these changes for all years presented.
Fiscal year 2016 compared to fiscal year 2015
Overall growth in systemwide sales of 6.6% for fiscal year 2016, or 5.2% on a 52-week basis, resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 7.9%, which was the result of 397 net new restaurants opened in fiscal year 2016 and comparable store sales growth of 1.6%. The increase in comparable store sales was driven by an increase in average ticket, which was favorably impacted by price and unfavorably impacted by units per transaction, offset by a decline in traffic. The growth in sales was driven by beverages, led by iced coffee, including Cold Brew, and hot and iced espresso-based beverages, as well as breakfast sandwiches, led by limited-time-offer products. Approximately 190 basis points of the increase in systemwide sales was attributable to the extra week in fiscal year 2016.

•
Dunkin’ Donuts International systemwide sales growth of 4.2% as a result of sales increases in Europe, the Middle East, Asia, and South America, offset by a decline in sales in South Korea. Systemwide sales in all of these regions were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for fiscal year 2016 increased by approximately 7%. Dunkin’ Donuts International comparable store sales decreased 1.9% due primarily to declines in South Korea and Europe, offset by growth in South America.

•
Baskin-Robbins U.S. systemwide sales growth of 1.5% resulting primarily from comparable store sales growth of 0.7%. Comparable store sales growth was driven by an increase in average ticket offset by a decline in traffic. Sales growth was driven primarily by increased sales of cups and cones, which was a result of increased scoop sales and the new Warm Cookie Sandwich platform. Approximately 130 basis points of the increase in systemwide sales was attributable to the extra week in fiscal year 2016.

•
Baskin-Robbins International systemwide sales growth of 2.7%, driven by a sales increase in Japan, offset by sales declines in South Korea and the Middle East. Sales in Japan were positively impacted by favorable foreign exchange rates, while sales in all other regions were negatively impacted by unfavorable foreign exchange rates, most notably

South Korea. On a constant currency basis, systemwide sales for fiscal year 2016 increased by approximately 1%. Baskin-Robbins International comparable store sales declined 4.2% driven primarily by declines in South Korea and the Middle East, offset by growth in Japan.
Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the fiscal years ended December 31, 2016 and December 26, 2015 were as follows:

	December 31, 2016	December 26, 2015
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,828	8,431
Dunkin’ Donuts International	3,430	3,319
Baskin-Robbins U.S.	2,538	2,529
Baskin-Robbins International	5,284	5,078
Consolidated global points of distribution	20,080	19,357

	Fiscal year
	2016	2015
Net openings, during the period:
Dunkin’ Donuts U.S.(1)	397	349
Dunkin’ Donuts International	111	91
Baskin-Robbins U.S.	9	—
Baskin-Robbins International	206	55
Consolidated global net openings	723	495

(1)	Net openings for Dunkin' Donuts U.S. for fiscal years 2016 and 2015 reflect the previously-announced closing of 18 and 81 self-serve coffee stations within Speedway locations, respectively.
The increase in total revenues of $18.0 million, or 2.2%, for fiscal year 2016 resulted primarily from a $36.3 million increase in franchise fees and royalty income driven by the increase in Dunkin’ Donuts U.S. systemwide sales and the extra week in fiscal year 2016. These increases in revenues were offset by a decrease in sales at company-operated restaurants of $16.4 million driven by a net decrease in the number of company-operated restaurants, as well as a decrease in other revenues of $2.2 million, due primarily to revenue recorded in the prior fiscal year in connection with a settlement reached with a master licensee. Approximately $8.8 million of the increase in total revenues was attributable to the extra week in fiscal year 2016, consisting primarily of additional royalty income.
Operating income increased $95.1 million, or 29.8%, for fiscal year 2016 due primarily to an impairment of our investment in the Japan joint venture (“Japan JV”) in the prior fiscal year, the increase in franchise fees and royalty income, and gains recognized in connection with the sale of company-operated restaurants. These increases in operating income were offset by an increase in general and administrative expenses. Approximately $6.1 million of the increase in operating income was attributable to the extra week in fiscal year 2016, consisting primarily of additional royalty income, offset by additional personnel costs.
Adjusted operating income increased $36.1 million, or 9.0%, for fiscal year 2016 driven by the increases in franchise fees and royalty income, as well as the gains recognized in connection with the sale of company-operated restaurants. These increases in revenues were offset by an increase in general and administrative expenses. Approximately $6.1 million of the increase in adjusted operating income was attributable to the extra week in fiscal year 2016, consisting primarily of additional royalty income, offset by additional personnel costs.
Net income attributable to Dunkin’ Brands increased $90.3 million, or 85.9%, for fiscal year 2016 as a result of the $95.1 million increase in operating income and a $20.6 million loss on debt extinguishment and refinancing transactions recorded in the prior fiscal year, offset by increases in income tax expense of $21.3 million and net interest expense of $3.9 million driven by additional borrowings incurred in conjunction with the securitization refinancing transaction completed during January 2015. Also contributing to the increase in net interest expense was the extra week in fiscal year 2016.
Adjusted net income increased $20.8 million, or 11.1%, for fiscal year 2016 resulting primarily from the $36.1 million increase in adjusted operating income, offset by increases in income tax expense and net interest expense.

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

•
Dunkin’ Donuts International systemwide sales decline of 2.8% as a result of sales decreases in South Korea and Colombia, offset by sales increases in the Middle East, Asia, and Europe. Sales in South Korea, Europe, South America, and Asia were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for fiscal year 2015 increased by approximately 6%. Dunkin’ Donuts International comparable store sales increased 0.5% driven primarily by increases in Asia, South America, and the Middle East, offset by declines in Europe and South Korea.

•
Baskin-Robbins U.S. systemwide sales growth of 6.1% resulting primarily from comparable store sales growth of 6.1%. Baskin-Robbins U.S. comparable store sales growth was driven by increased sales of cups and cones, beverages, desserts, and sundaes, as well as increased sales of cakes stimulated by strong year-over-year growth of online cake ordering. Comparable store sales growth was driven by increases in both traffic and ticket.

•
Baskin-Robbins International systemwide sales decline of 4.6%, driven by sales declines in Japan, South Korea, and Europe, offset by sales growth in the Middle East and Asia. Sales in all regions were negatively impacted by unfavorable foreign exchange rates, most notably Japan and South Korea. On a constant currency basis, systemwide sales for fiscal year 2015 increased by approximately 5%. Baskin-Robbins International comparable store sales declined 1.9% driven primarily by declines in Japan and South Korea, offset by growth in the Middle East.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the fiscal years ended December 26, 2015 and December 27, 2014 were as follows:

	December 26, 2015	December 27, 2014
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,431	8,082
Dunkin’ Donuts International	3,319	3,228
Baskin-Robbins U.S.	2,529	2,529
Baskin-Robbins International	5,078	5,023
Consolidated global points of distribution	19,357	18,862

	Fiscal year ended
	December 26, 2015	December 27, 2014
Net openings, during the period:
Dunkin’ Donuts U.S.	349	387
Dunkin’ Donuts International	91	65
Baskin-Robbins U.S.	—	17
Baskin-Robbins International	55	235
Consolidated global net openings	495	704
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
Operating income decreased $19.3 million, or 5.7%, for fiscal year 2015 driven by a $54.3 million impairment of our investment in the Japan JV, an increase in general and administrative expenses driven primarily by incremental incentive compensation accruals, an increase in share-based compensation, and costs incurred related to the final settlement of our

Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012. Also contributing to the decrease in operating income was a decrease in other operating income due to the timing of the sale of real estate and a gain recognized in the prior year in connection with the sale of company-operated restaurants in the Atlanta market. These items were offset by the increase in franchise fees and royalty income, licensing fees earned from the sale of Dunkin’ K-Cup® pods, and an increase in ice cream margin.
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

Adjusted net income increased $1.8 million, or 1.0%, for fiscal year 2015 resulting primarily from a $34.5 million increase in adjusted operating income, offset by increases in net interest expense and income tax expense.
Earnings per share
Earnings per common share and diluted adjusted earnings per common share were as follows:

	Fiscal year
	2016	2015	2014
Earnings per share:
Common – basic	$2.14	1.10	1.67
Common – diluted	2.11	1.08	1.65
Diluted adjusted earnings per share	2.26	1.93	1.74
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Fiscal year
	2016	2015	2014
Adjusted net income	$208,694	187,893	186,113
Weighted average number of common shares–diluted	92,538,282	97,131,674	106,705,778
Diluted adjusted earnings per share	$2.26	1.93	1.74

Results of operations
Fiscal year 2016 compared to fiscal year 2015
Consolidated results of operations

	Fiscal year		Increase (Decrease)
	2016	2015	$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$549,571	513,222	36,349	7.1%
Rental income	101,020	100,422	598	0.6%
Sales of ice cream and other products	114,857	115,252	(395)	(0.3)%
Sales at company-operated restaurants	11,975	28,340	(16,365)	(57.7)%
Other revenues	51,466	53,697	(2,231)	(4.2)%
Total revenues	$828,889	810,933	17,956	2.2%
Total revenues increased $18.0 million, or 2.2%, in fiscal year 2016, driven by an increase in franchise fees and royalty income of $36.3 million, or 7.1%, primarily as a result of Dunkin’ Donuts U.S. systemwide sales growth and the extra week in fiscal year 2016, as well as an increase in rental income of $0.6 million driven primarily by an increase in the number of leases. These increases in revenues were offset by a decrease in sales at company-operated restaurants of $16.4 million driven by a net decrease in the number of company-operated restaurants. All remaining company-operated points of distribution were sold during fiscal year 2016. Also offsetting the increase in revenues was a decrease in other revenues of $2.2 million due primarily to revenue recorded in the prior fiscal year in connection with a settlement reached with a master licensee, a decrease in refranchising gains, and a one-time upfront license fee recognized in connection with the Dunkin’ K-Cup® pod licensing agreement in the prior fiscal year, offset by increases in transfer fees and licensing income. Sales of ice cream and other products decreased by $0.4 million. Approximately $8.8 million of the increase in total revenues was attributable to the extra week in fiscal year 2016, consisting primarily of additional royalty income.

	Fiscal year		Increase (Decrease)
	2016	2015	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$57,409	54,611	2,798	5.1%
Cost of ice cream and other products	77,608	76,877	731	1.0%
Company-operated restaurant expenses	13,591	29,900	(16,309)	(54.5)%
General and administrative expenses, net	246,814	243,796	3,018	1.2%
Depreciation and amortization	42,537	45,244	(2,707)	(6.0)%
Long-lived asset impairment charges	149	623	(474)	(76.1)%
Total operating costs and expenses	$438,108	451,051	(12,943)	(2.9)%
Net income (loss) of equity method investments	14,552	(41,745)	56,297	n/m
Other operating income, net	9,381	1,430	7,951	556.0%
Operating income	$414,714	319,567	95,147	29.8%
Occupancy expenses for franchised restaurants for fiscal year 2016 increased $2.8 million, or 5.1%, from the prior fiscal year due primarily to expenses incurred to record lease-related liabilities as a result of lease terminations, as well as an increase in the number of leases for franchised locations.
Net margin on ice cream products decreased $1.1 million for fiscal year 2016 to $37.2 million due primarily to an increase in commodity costs and a decline in sales volume.
Company-operated restaurant expenses decreased $16.3 million, or 54.5%, from the prior year primarily as a result of a net decrease in the number of company-operated restaurants.
General and administrative expenses increased $3.0 million, or 1.2%, in fiscal year 2016 due primarily to an increase in consulting fees, a reduction in legal reserves recorded in the prior fiscal year, and an increase in personnel costs due partially to the 53rd week in the fiscal year. These increases in general and administrative expenses were offset by costs incurred in the prior fiscal year related to the final settlement of our Canadian pension plan, a decrease in bad debt expense, and costs incurred in the prior fiscal year to support brand-building activities.

Depreciation and amortization decreased $2.7 million in fiscal year 2016 resulting primarily from a decrease in amortization due to certain intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases.
The decrease in long-lived asset impairment charges in fiscal year 2016 of $0.5 million was driven primarily by the timing of lease terminations, which resulted in the write-off of favorable lease intangible assets and leasehold improvements.
Net income (loss) of equity method investments increased $56.3 million in fiscal year 2016 as the prior fiscal year included an impairment of our investment in the Japan JV of $54.3 million as a result of an other-than-temporary decline in the value of our investment. Also contributing to the increase was an increase in net income from our Japan JV, offset by a decrease in net income from our South Korea joint venture.
Other operating income, net includes gains recognized in connection with the sale of real estate and company-operated restaurants and fluctuates based on the timing of such transactions. Other operating income for fiscal year 2016 includes gains totaling $7.6 million recognized in connection with the sale of the company-operated restaurants in the Dallas, Texas and Boston, Massachusetts markets.

	Fiscal year		Increase (Decrease)
	2016	2015	$	%
	(In thousands, except percentages)
Interest expense, net	$100,270	96,341	3,929	4.1%
Loss on debt extinguishment and refinancing transactions	—	20,554	(20,554)	(100.0)%
Other losses, net	1,195	1,084	111	10.2%
Total other expense	$101,465	117,979	(16,514)	(14.0)%
The increase in net interest expense for fiscal year 2016 of $3.9 million was driven primarily by the securitization refinancing transaction that occurred in January 2015, which resulted in additional borrowings and an increase in the weighted average interest rate, as well as an increase in amortization of capitalized debt issuance costs compared to the prior fiscal year. Also contributing to the increase in net interest expense was the extra week in fiscal year 2016.
The loss on debt extinguishment and refinancing transactions for fiscal year 2015 of $20.6 million resulted from the January 2015 securitization refinancing transaction.
The increase in other losses, net, for fiscal year 2016 was driven primarily by foreign exchange losses due primarily to fluctuations in the U.S. dollar against foreign currencies.

	Fiscal year
	2016	2015
	(In thousands, except percentages)
Income before income taxes	$313,249	201,588
Provision for income taxes	117,673	96,359
Effective tax rate	37.6%	47.8%
The decrease in the effective tax rate compared to the prior fiscal year resulted primarily from the impairment of our investment in the Japan JV in the prior fiscal year, which reduced income before income taxes but for which there is no corresponding tax benefit. The impact of the impairment of our investment in the Japan JV was approximately 10% on the overall effective tax rate for fiscal year 2015.
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

Beginning in fiscal year 2016, certain segment profit amounts in the tables below have been reclassified as a result of the realignment of our organizational structure to better support our segment operations, including the allocation of previously unallocated costs. Additionally, revenues and segment profit related to restaurants located in Puerto Rico were previously included in the Dunkin' Donuts International and Baskin-Robbins International segments, but are now included in the Dunkin' Donuts Donuts U.S. and Baskin-Robbins U.S. segments based on functional responsibility. Prior year amounts in the tables below have been revised to reflect these changes for all years presented.
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
Dunkin’ Donuts U.S.

	Fiscal year		Increase (Decrease)
	2016	2015	$	%
	(In thousands, except percentages)
Royalty income	$448,609	413,692	34,917	8.4%
Franchise fees	40,973	42,503	(1,530)	(3.6)%
Rental income	97,540	96,827	713	0.7%
Sales at company-operated restaurants	11,975	28,340	(16,365)	(57.7)%
Other revenues	8,867	9,700	(833)	(8.6)%
Total revenues	$607,964	591,062	16,902	2.9%
Segment profit	$466,976	431,065	35,911	8.3%
The increase in Dunkin’ Donuts U.S. revenues for fiscal year 2016 was driven primarily by an increase in royalty income of $34.9 million as a result of an increase in systemwide sales and the extra week in fiscal year 2016, offset by a decrease in sales at company-operated restaurants of $16.4 million due to a net decrease in the number of company-operated restaurants operating during the year, as well as a decrease in franchise fees of $1.5 million due to unfavorable development mix. Approximately $8.3 million of the increase in total revenues was attributable to the extra week in fiscal year 2016, consisting primarily of additional royalty income.
The increase in Dunkin’ Donuts U.S. segment profit for fiscal year 2016 was driven primarily by the increase in royalty income and gains recognized in connection with the sale of company-operated restaurants. These increases in segment profit were offset by an increase in general and administrative expenses driven by an increase in personnel costs, due partially to the 53rd week in the fiscal year, as well as expenses incurred to record lease-related liabilities as a result of lease terminations and the decrease in franchise fees.
Dunkin’ Donuts International

	Fiscal year		Increase (Decrease)
	2016	2015	$	%
	(In thousands, except percentages)
Royalty income	$16,791	15,658	1,133	7.2%
Franchise fees	5,655	5,017	638	12.7%
Rental income	—	13	(13)	(100.0)%
Other revenues	457	2,285	(1,828)	(80.0)%
Total revenues	$22,903	22,973	(70)	(0.3)%
Segment profit	$9,658	10,240	(582)	(5.7)%
The decrease in Dunkin’ Donuts International revenues for fiscal year 2016 resulted primarily from a decrease in other revenues of $1.8 million due primarily to revenue recorded in the prior fiscal year in connection with a settlement reached with a master licensee, offset by increases in royalty income of $1.1 million and franchise fees of $0.6 million driven by development in new markets.

The decrease in Dunkin’ Donuts International segment profit for fiscal year 2016 was due primarily to a decrease in net income from our South Korea joint venture and the decrease in revenues, offset by a decrease in general and administrative expenses.
Baskin-Robbins U.S.

	Fiscal year		Increase (Decrease)
	2016	2015	$	%
	(In thousands, except percentages)
Royalty income	$28,909	28,348	561	2.0%
Franchise fees	1,077	871	206	23.7%
Rental income	2,994	2,989	5	0.2%
Sales of ice cream and other products	2,632	4,014	(1,382)	(34.4)%
Other revenues	11,900	10,918	982	9.0%
Total revenues	$47,512	47,140	372	0.8%
Segment profit	$34,240	29,289	4,951	16.9%
The increase in Baskin-Robbins U.S. revenues for fiscal year 2016 was due primarily to increases in other revenues of $1.0 million driven by an increase in licensing income, royalty income of $0.6 million due primarily to the extra week in fiscal year 2016 and an increase in systemwide sales, and franchise fees of $0.2 million due to an increase in renewal income. Offsetting these increases in revenues was a decrease in sales of ice cream and other products of $1.4 million. A portion of the fluctuations in licensing income and sales of ice cream and other products can be attributed to a shift in certain franchisees who previously purchased ice cream from the Company now purchasing ice cream directly from our third-party ice cream manufacturer through which we earn a licensing fee. Approximately $0.5 million of the increase in total revenues was attributable to the extra week in fiscal year 2016, consisting primarily of additional royalty income.
Baskin-Robbins U.S. segment profit for fiscal year 2016 increased primarily as a result of a decrease in general and administrative expenses due primarily to decreases in expenses incurred related to brand-building activities and incentive compensation. Also contributing to the increase in segment profit were the increases in other revenues, royalty income, and franchise fees.
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2016	2015	$	%
	(In thousands, except percentages)
Royalty income	$6,618	6,261	357	5.7%
Franchise fees	939	872	67	7.7%
Rental income	458	475	(17)	(3.6)%
Sales of ice cream and other products	110,628	109,047	1,581	1.4%
Other revenues	372	421	(49)	(11.6)%
Total revenues	$119,015	117,076	1,939	1.7%
Segment profit	$38,967	36,218	2,749	7.6%
The increase in Baskin-Robbins International revenues for fiscal year 2016 was due primarily to an increase in sales of ice cream and other products of $1.6 million due primarily to an increase in sales to the Middle East, as well as an increase in royalty income of $0.4 million.
Baskin-Robbins International segment profit increased $2.7 million for fiscal year 2016 due primarily to a decrease in general and administrative expenses driven by a reduction in bad debt expense, as well as increases in net income from our Japan joint venture and royalty income, offset by a decrease in net income of our South Korea joint venture. The increase in sales of ice cream products was offset by an increase in commodity costs.

Fiscal year 2015 compared to fiscal year 2014
Consolidated results of operations

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$513,222	482,329	30,893	6.4%
Rental income	100,422	97,663	2,759	2.8%
Sales of ice cream and other products	115,252	117,484	(2,232)	(1.9)%
Sales at company-operated restaurants	28,340	22,206	6,134	27.6%
Other revenues	53,697	29,027	24,670	85.0%
Total revenues	$810,933	748,709	62,224	8.3%
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

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$54,611	53,395	1,216	2.3%
Cost of ice cream and other products	76,877	83,129	(6,252)	(7.5)%
Company-operated restaurant expenses	29,900	22,687	7,213	31.8%
General and administrative expenses, net	243,796	226,301	17,495	7.7%
Depreciation and amortization	45,244	45,539	(295)	(0.6)%
Long-lived asset impairment charges	623	1,484	(861)	(58.0)%
Total operating costs and expenses	$451,051	432,535	18,516	4.3%
Net income (loss) of equity method investments	(41,745)	14,846	(56,591)	(381.2)%
Other operating income, net	1,430	7,838	(6,408)	(81.8)%
Operating income	$319,567	338,858	(19,291)	(5.7)%
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
General and administrative expenses increased $17.5 million, or 7.7%, in fiscal year 2015 due primarily to an increase in personnel costs driven by incremental incentive compensation accruals and an increase in share-based compensation. Also contributing to the increase in general and administrative expenses were costs incurred related to the final settlement of our Canadian pension plan as a result of the closure of our Canadian ice cream manufacturing plant in fiscal year 2012, as well as an increase in costs incurred to support our consumer packaged goods and international businesses.
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

Operating segments
Beginning in fiscal year 2016, certain segment profit amounts in the tables below have been reclassified as a result of the realignment of our organizational structure to better support our segment operations, including the allocation of previously unallocated costs. Additionally, revenues and segment profit related to restaurants located in Puerto Rico were previously included in the Dunkin' Donuts International and Baskin-Robbins International segments, but are now included in the Dunkin' Donuts Donuts U.S. and Baskin-Robbins U.S. segments based on functional responsibility. Amounts in the tables below have been revised to reflect these changes for all years presented.
Dunkin’ Donuts U.S.

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Royalty income	$413,692	388,000	25,692	6.6%
Franchise fees	42,503	37,388	5,115	13.7%
Rental income	96,827	93,703	3,124	3.3%
Sales at company-operated restaurants	28,340	22,206	6,134	27.6%
Other revenues	9,700	7,574	2,126	28.1%
Total revenues	$591,062	548,871	42,191	7.7%
Segment profit	$431,065	404,657	26,408	6.5%
The increase in Dunkin’ Donuts U.S. revenues for fiscal year 2015 was driven primarily by an increase in royalty income of $25.7 million as a result of an increase in systemwide sales, as well as an increase in sales at company-operated restaurants of $6.1 million due to a net increase in the number of company-operated restaurants operating during the year. Also contributing to revenue growth were increases in franchise fees of $5.1 million due to favorable development mix and additional gross development, rental income of $3.1 million driven primarily by increases in average rent per lease, sales-based rental income, and the number of leases, as well as an increase in other revenues of $2.1 million.
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
Dunkin’ Donuts International

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Royalty income	$15,658	15,209	449	3.0%
Franchise fees	5,017	4,430	587	13.3%
Rental income	13	110	(97)	(88.2)%
Other revenues	2,285	(56)	2,341	n/m
Total revenues	$22,973	19,693	3,280	16.7%
Segment profit	$10,240	9,478	762	8.0%
The increase in Dunkin’ Donuts International revenues for fiscal year 2015 resulted primarily from an increase in other revenues of $2.3 million due primarily to a settlement reached with a master licensee resulting in the recovery of prior period royalty income and franchise fees, as well as increases in franchise fees of $0.6 million driven by development in new markets and royalty income of $0.4 million.
The increase in Dunkin’ Donuts International segment profit for fiscal year 2015 was driven primarily by revenue growth, offset by increases in general and administrative expenses, driven by increased personnel costs, investments in international markets, and bad debt, as well as a decrease in net income from our South Korea joint venture.

Baskin-Robbins U.S.

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Royalty income	$28,348	27,015	1,333	4.9%
Franchise fees	871	935	(64)	(6.8)%
Rental income	2,989	3,250	(261)	(8.0)%
Sales of ice cream and other products	4,014	6,725	(2,711)	(40.3)%
Other revenues	10,918	7,940	2,978	37.5%
Total revenues	$47,140	45,865	1,275	2.8%
Segment profit	$29,289	28,357	932	3.3%
The increase in Baskin-Robbins U.S. revenues for fiscal year 2015 was due primarily to an increase in other revenues of $3.0 million, driven by an increase in licensing income, and an increase in royalty income of $1.3 million due to an increase in systemwide sales, offset by a decrease in sales of ice cream and other products of $2.7 million. The fluctuations in licensing income and sales of ice cream and other products can be attributed to a shift in certain franchisees now purchasing ice cream directly from our third-party ice cream manufacturer.
Baskin-Robbins U.S. segment profit for fiscal year 2015 increased primarily as a result of the increases in other revenues and royalty income, offset by increases in general and administrative expenses due primarily to expenses incurred related to brand-building activities and increased personnel costs.
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2015	2014	$	%
	(In thousands, except percentages)
Royalty income	$6,261	7,850	(1,589)	(20.2)%
Franchise fees	872	1,502	(630)	(41.9)%
Rental income	475	516	(41)	(7.9)%
Sales of ice cream and other products	109,047	109,448	(401)	(0.4)%
Other revenues	421	433	(12)	(2.8)%
Total revenues	$117,076	119,749	(2,673)	(2.2)%
Segment profit	$36,218	38,968	(2,750)	(7.1)%
The decrease in Baskin-Robbins International revenues for fiscal year 2015 was due to decreases of $1.6 million in royalty income, which was driven by a decrease in royalty income earned on ice cream sales in Russia and the negative impact of unfavorable foreign exchange rates, $0.6 million of franchise fees, and $0.4 million of sales of ice cream and other products due primarily to a decline in sales to Australia.
Baskin-Robbins International segment profit decreased $2.8 million for fiscal year 2015 due primarily to the decreases in royalty income and franchise fees, and an increase in general and administrative expenses driven primarily by an increase in bad debt expense. Also contributing to the decrease in segment profit were unfavorable results from our Japan JV compared to the prior fiscal year and the impact of unfavorable foreign exchange rates on net income of our South Korea joint venture. These decreases in segment profit were offset by an increase in net margin on ice cream. A decrease in commodity costs, increase in pricing, and favorable foreign exchange rates more than offset the decrease in sales volume, resulting in an increase in net ice cream margin.
Liquidity and capital resources
As of December 31, 2016, we held $361.4 million of cash and cash equivalents and $69.7 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $177.9 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liabilities (see note 10 to the consolidated financial statements included herein). In addition, as of December 31, 2016, we had a borrowing capacity of $74.1 million under our $100.0 million Variable Funding Notes (as defined below).
Operating, investing, and financing cash flows
Net cash provided by operating activities was $276.2 million during fiscal year 2016, as compared to $185.6 million in fiscal year 2015. The $90.6 million increase in operating cash flows was driven primarily by an increase in pre-tax income excluding non-cash items, the fluctuation of restricted cash of $67.8 million driven by the initial funding of restricted cash accounts in accordance with the requirements of our securitized debt structure in the prior fiscal year, favorable cash flows related to our gift card program due primarily to the timing of holidays and our fiscal year end, as well as the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program. Offsetting these increases in operating cash flows were payments made in connection with the settlement of the Bertico litigation and increases in incentive compensation payments and cash paid for income taxes.
Net cash provided by investing activities was $1.3 million during fiscal year 2016, as compared to net cash used in investing activities of $35.5 million in fiscal year 2015. The $36.8 million increase in investing cash flows was driven primarily by a reduction of capital expenditures of $15.1 million, an increase in proceeds received from the sale of real estate and company-operated restaurants of $17.8 million, as well as cash paid for the acquisition of a company-operated restaurant in the prior fiscal year period.
Net cash used in financing activities was $176.3 million during fiscal year 2016, as compared to $96.9 million in fiscal year 2015. The $79.5 million increase in net cash used in financing activities was driven primarily by the favorable impact of debt-related activities of $614.1 million in the prior fiscal year, resulting from proceeds from the issuance of long-term debt, net of debt repayment, payment of debt issuance and other debt-related costs, and funding of restricted cash accounts, as well as the repayment of debt in the current fiscal year of $25.0 million. Also contributing to the increase in net cash used in financing activities were additional dividends paid on common stock of $9.2 million in fiscal year 2016 compared to fiscal year 2015, as well as a reduction of excess tax benefits from share-based compensation of $8.8 million. Offsetting the unfavorable impact of debt-related activities was incremental cash used in the prior fiscal year for repurchases of common stock of $570.0 million.
Free cash flow
During fiscal year 2016, net cash provided by operating activities was $276.2 million, as compared to $185.6 million for fiscal year 2015. Net cash provided by operating activities for fiscal years 2016 and 2015 includes net cash inflows of $29.4 million and $12.3 million, respectively, related to advertising funds and gift card/certificate programs. Net cash provided by operating activities for fiscal year 2015 includes the net funding of restricted cash accounts of $65.7 million, which represents cash restricted in accordance with our securitized financing facility and will be used for operating activities such as to pay interest and real estate obligations, while net cash provided by operating activities for fiscal year 2016 includes the net release of restricted cash of $2.1 million. Excluding cash held for advertising funds and reserved for gift card/certificate programs and excluding the fluctuation in restricted cash, we generated $246.1 million and $203.4 million of free cash flow during fiscal years 2016 and 2015, respectively.
The increase in free cash flow from fiscal year 2015 to 2016 was due primarily to an increase in pre-tax income, excluding non-cash items, the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, an increase in proceeds from the sale of real estate and company-operated restaurants, and a reduction in capital expenditures compared to the prior fiscal year. Offsetting these increases in free cash flow were payments made in connection with the settlement of the Bertico litigation and increases in incentive compensation payments and cash paid for income taxes.
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

Free cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Fiscal year
	2016	2015
Net cash provided by operating activities	$276,205	185,566
Less: Increase in cash held for advertising funds and gift card/certificate programs	(29,366)	(12,335)
Plus: Increase (decrease) in restricted cash	(2,113)	65,673
Plus: Net cash provided by (used in) investing activities	1,343	(35,467)
Free cash flow, excluding cash held for advertising funds and gift card/certificate programs	$246,069	203,437
Borrowing capacity
Our securitized financing facility included original aggregate borrowings of approximately $2.60 billion, consisting of $2.50 billion Class A-2 Notes (as defined below) and $100.0 million of Variable Funding Notes (as defined below) which were undrawn at closing. As of December 31, 2016, there was approximately $2.46 billion of total principal outstanding on the Class A-2 Notes, while there was $74.1 million in available commitments under the Variable Funding Notes as $25.9 million of letters of credit were outstanding.
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
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). Principal amortization repayments, payable quarterly, are required on the Class A-2-I Notes and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year through the respective Anticipated Repayment Dates. No principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0, though the Company intends to continue to make the scheduled principal payments. If the Class A-2 Notes have not been repaid in full by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service, may also cause a rapid amortization event.
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
As of December 31, 2016, we had a Net Debt to Adjusted EBITDA ratio of 4.6 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the fiscal year ending December 31, 2016, respectively (in thousands):

December 31, 2016
Principal outstanding under Class A-2 Notes	$2,456,250
Total capital lease obligations	8,139
Less: cash and cash equivalents	(361,425)
Less: restricted cash, current	(69,746)
Plus: cash held for gift card/certificate programs	171,749
Net Debt	$2,204,967

Fiscal year 2016
Net income	$195,576
Interest expense	100,852
Income tax expense	117,673
Depreciation and amortization	42,537
Impairment charges	149
EBITDA	456,787
Adjustments:
Share based compensation expense	17,181
Other(a)	1,538
Total adjustments	18,719
Adjusted EBITDA	$475,506

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
Off balance sheet obligations
In limited instances, we issue guarantees to financial institutions so that our franchisees can obtain financing for various business purposes. We monitor the financial condition of our franchisees and record provisions for estimated losses on guaranteed liabilities of our franchisees if we believe that our franchisees are unable to make their required payments. As of December 31, 2016, if all of our outstanding guarantees of third-party franchisee financing obligations came due simultaneously, we would be liable for approximately $1.5 million. As of December 31, 2016, there were no amounts under such guarantees that were due. We generally have cross-default provisions with these franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under such loans. We believe these cross-default provisions significantly reduce the risk that we would not be able to recover the amount of required payments under these guarantees and, historically, we have not incurred significant losses under these guarantees due to defaults by our franchisees.

We have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in us being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 31, 2016, we were contingently liable under such supply chain agreements for approximately $136.2 million. We assess the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we have determined no material reserves are necessary related to these commitments as of December 31, 2016.
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of December 31, 2016, the potential amount of undiscounted payments we could be required to make in the event of nonpayment by the primary lessee was $4.0 million. Our franchisees are the primary lessees under the majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, and we have not recorded a liability for such contingent liabilities.
Contractual obligations
The following table sets forth our contractual obligations as of December 31, 2016:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$2,863.5	118.3	930.5	166.6	1,648.1
Capital lease obligations	18.7	1.6	3.0	2.5	11.6
Operating lease obligations	668.0	57.7	114.0	101.8	394.5
Short and long-term obligations(2)	0.8	0.8	—	—	—
Total(3)(4)(5)	$3,551.0	178.4	1,047.5	270.9	2,054.2

(1)
Amounts include scheduled principal payments on long-term debt, as well as estimated interest of $93.3 million, $166.1 million, $131.6 million, and $16.2 million for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Amounts due under the Indenture are reflected through the anticipated repayment dates as described further above in “Liquidity and capital resources.”

(2)
Amounts include obligations to former employees under severance agreements. Excluded from these amounts are any payments that may be required related to pending litigation, as more fully described in note 17(d) to our consolidated financial statements included herein, as the amount and timing of cash requirements, if any, are uncertain. Additionally, liabilities to employees and former employees under deferred compensation arrangements totaling $11.1 million are excluded from the table above, as timing of payment is uncertain.

(3)
We have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in our being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 31, 2016, we were contingently liable under such supply chain agreements for approximately $136.2 million, and considering various factors including internal forecasts, prior history, and ability to extend contract terms, no material accrual was required related to these supply chain commitments. Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(4)
We are guarantors of and are contingently liable for certain lease arrangements primarily as the result of our assigning our interest. As of December 31, 2016, we were contingently liable for $4.0 million under these guarantees, which are discussed further above in “Off balance sheet obligations.” Additionally, in certain cases, we issue guarantees to financial institutions so that franchisees can obtain financing. If all outstanding guarantees came due as of December 31, 2016, we would be liable for approximately $1.5 million. Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(5)
Income tax liabilities for uncertain tax positions, gift card/certificate liabilities, and liabilities to various advertising funds are excluded from the table above as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 31, 2016, we had a liability for uncertain tax positions, including accrued interest and penalties thereon, of $3.4 million. As of December 31, 2016, we had a gift card/certificate liability of $207.6 million and a gift card breakage liability of $13.3 million (see note 2(u) to our consolidated financial statements included herein). As of December 31, 2016, we had a net payable of $11.9 million to various advertising funds.

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
Our revenue recognition policies will be impacted by new guidance for revenue recognition beginning in fiscal year 2018. See “Recently Issued Accounting Standards” below for further discussion.
Impairment of goodwill and other intangible assets
Goodwill and trade names (“indefinite-lived intangibles”) have been assigned to our reporting units, which are also our operating segments, for purposes of impairment testing. All of our reporting units have indefinite-lived intangibles associated with them.
We evaluate the remaining useful life of our trade names to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite-lived intangible assets are tested for impairment annually. We first assess qualitative factors to determine whether it is more likely than not that a trade name is impaired. In the event we were to determine that the carrying value of a trade name would more likely than not exceed its fair value, quantitative testing would be performed. Quantitative testing consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. For goodwill, we first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed which consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. We have selected the first day of our fiscal third quarter as the date on which to perform our annual impairment test for all indefinite-lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangibles has been impaired. We determined the fair values of all reporting units with goodwill balances were substantially in excess of their respective carrying values as of the most recent goodwill testing date. No impairment of indefinite-lived intangible assets was recorded during fiscal years 2016, 2015, or 2014.
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
Allowances for franchise, license, and lease receivables
We reserve all or a portion of a franchisee’s receivable balance when deemed necessary based upon detailed review of such balances, and apply a pre-defined reserve percentage based on an aging criteria to other balances. We perform our reserve analysis during each fiscal quarter or when events or circumstances indicate that we may not collect the balance due. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control.
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
Recently Issued Accounting Standards
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. This guidance is effective for us beginning in fiscal year 2020 with early adoption permitted. We expect to adopt this guidance in fiscal year 2017. The adoption of this guidance will have no impact on our consolidated financial statements.
In November 2016, the FASB issued new guidance addressing diversity in practice that exists in the classification and presentation of changes in restricted cash in the statements of cash flows. This guidance is effective for us beginning in fiscal year 2018 with early adoption permitted. We expect to adopt this guidance retrospectively beginning in fiscal year 2017. Upon adoption, restricted cash will be combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows, and the current presentation of changes in restricted cash within operating and financing activities will be eliminated. Upon adoption of this guidance, net cash provided by operating activities will be reduced by $2.1 million and will increase by $65.7 million for fiscal years 2016 and 2015, respectively, and net cash used in financing activities will increase by $106 thousand and will be reduced by $6.8 million for fiscal years 2016 and 2015, respectively. The adoption of this guidance will have no impact on our consolidated statements of operations and balance sheets.
In March 2016, the FASB issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance is effective for us in fiscal year 2017 with early adoption permitted. We expect to adopt this new guidance in fiscal year 2017. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations instead of additional paid-in capital in the consolidated balance sheets. Additionally, excess tax benefits will be presented retrospectively as an operating cash inflow instead of a financing cash inflow in the statements of cash flows. During fiscal years 2016, 2015, and 2014, $2.7 million, $11.5 million, and $10.8 million, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes, and such amounts would have been classified as operating cash inflows instead of financing cash inflows in the consolidated statements of cash flows, if this new guidance had been adopted as of the respective dates.
In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease accounting guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for us in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. We expect to adopt this new guidance in fiscal year 2019 and are currently evaluating the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures. We expect that substantially all of our operating lease commitments (see note 11 to our consolidated financial statements included herein) will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance is effective for us in fiscal year 2018 with early adoption permitted in fiscal year 2017. We expect to adopt this new guidance in fiscal year 2018 using the full retrospective transition method, which will result in restating each prior reporting period presented in the year of adoption. We expect the adoption of the new guidance to change the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective restaurant or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant, which we expect will result in a material impact to revenue recognized for franchise fees and renewal fees. We do not expect this new guidance to materially impact the recognition of royalty income, rental income, or sales of ice cream and other products. We are continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, as well as the presentation of advertising fund revenues and expenses, in addition to the impact on accounting policies and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Foreign exchange risk
We are subject to inherent risks attributed to operating in a global economy. Most of our revenues, costs, and debts are denominated in U.S. dollars. However, royalty income from our international franchisees is payable in U.S. dollars, and is generally based on a percentage of franchisee gross sales denominated in the foreign currency of the country in which the point of distribution is located, and is therefore subject to foreign currency fluctuations. Additionally, our investments in, and equity income from, joint ventures are denominated in foreign currencies, and are therefore also subject to foreign currency fluctuations. For fiscal year 2016, a 5% change in foreign currencies relative to the U.S. dollar would have had an approximately $1.2 million impact on international royalty income and an approximately $0.7 million impact on equity in net income of joint ventures. Additionally, a 5% change in foreign currencies as of December 31, 2016 would have had a $5.7 million impact on the carrying value of our investments in joint ventures. In the future, we may consider the use of derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Dunkin’ Brands Group, Inc.:

We have audited the accompanying consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dunkin’ Brands Group, Inc. and subsidiaries as of December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dunkin’ Brands Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Boston, Massachusetts
February 21, 2017

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$361,425	260,430
Restricted cash	69,746	71,917
Accounts receivable, net	44,512	53,142
Notes and other receivables, net	40,672	75,218
Restricted assets of advertising funds	40,338	38,554
Prepaid income taxes	20,926	23,899
Prepaid expenses and other current assets	28,739	34,664
Total current assets	606,358	557,824
Property and equipment, net	176,662	182,614
Equity method investments	114,738	106,878
Goodwill	888,272	889,588
Other intangible assets, net	1,378,720	1,401,208
Other assets	62,632	59,007
Total assets	$3,227,382	3,197,119
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$25,000	25,000
Capital lease obligations	589	546
Accounts payable	12,682	18,663
Liabilities of advertising funds	52,271	50,189
Deferred income	35,393	31,535
Other current liabilities	298,266	292,859
Total current liabilities	424,201	418,792
Long-term debt, net	2,401,998	2,420,600
Capital lease obligations	7,550	7,497
Unfavorable operating leases acquired	11,378	12,975
Deferred income	12,154	15,619
Deferred income taxes, net	461,810	476,510
Other long-term liabilities	71,549	65,869
Total long-term liabilities	2,966,439	2,999,070
Commitments and contingencies (note 17)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 91,464,229 shares issued and 91,437,452 shares outstanding at December 31, 2016; 92,668,211 shares issued and 92,641,044 shares outstanding at December 26, 2015	91	92
Additional paid-in capital	807,492	876,557
Treasury stock, at cost; 26,777 shares and 27,167 shares at December 31, 2016 and December 26, 2015, respectively	(1,060)	(1,075)
Accumulated deficit	(945,797)	(1,076,479)
Accumulated other comprehensive loss	(23,984)	(20,046)
Total stockholders’ deficit of Dunkin’ Brands	(163,258)	(220,951)
Noncontrolling interests	—	208
Total stockholders’ deficit	(163,258)	(220,743)
Total liabilities and stockholders’ deficit	$3,227,382	3,197,119

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Revenues:
Franchise fees and royalty income	$549,571	513,222	482,329
Rental income	101,020	100,422	97,663
Sales of ice cream and other products	114,857	115,252	117,484
Sales at company-operated restaurants	11,975	28,340	22,206
Other revenues	51,466	53,697	29,027
Total revenues	828,889	810,933	748,709
Operating costs and expenses:
Occupancy expenses—franchised restaurants	57,409	54,611	53,395
Cost of ice cream and other products	77,608	76,877	83,129
Company-operated restaurant expenses	13,591	29,900	22,687
General and administrative expenses, net	246,814	243,796	226,301
Depreciation	20,458	20,556	19,779
Amortization of other intangible assets	22,079	24,688	25,760
Long-lived asset impairment charges	149	623	1,484
Total operating costs and expenses	438,108	451,051	432,535
Net income (loss) of equity method investments:
Net income, excluding impairment	14,552	12,555	14,846
Impairment charge	—	(54,300)	—
Net income (loss) of equity method investments	14,552	(41,745)	14,846
Other operating income, net	9,381	1,430	7,838
Operating income	414,714	319,567	338,858
Other income (expense), net:
Interest income	582	424	274
Interest expense	(100,852)	(96,765)	(68,098)
Loss on debt extinguishment and refinancing transactions	—	(20,554)	(13,735)
Other losses, net	(1,195)	(1,084)	(1,566)
Total other expense, net	(101,465)	(117,979)	(83,125)
Income before income taxes	313,249	201,588	255,733
Provision for income taxes	117,673	96,359	80,170
Net income including noncontrolling interests	195,576	105,229	175,563
Net income (loss) attributable to noncontrolling interests	—	2	(794)
Net income attributable to Dunkin’ Brands	$195,576	105,227	176,357
Earnings per share:
Common—basic	$2.14	1.10	1.67
Common—diluted	2.11	1.08	1.65
Cash dividends declared per common share	1.20	1.06	0.92

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net income including noncontrolling interests	$195,576	105,229	175,563
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(638), $524, and $358 for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively	(2,560)	(6,721)	(13,743)
Effect of interest rate swaps, net of deferred tax benefit of $882, $867, and $1,608 for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014, respectively	(1,299)	(1,273)	(2,369)
Effect of pension plan, net of deferred tax expense of $866 and $80 for the fiscal years ended December 26, 2015 and December 27, 2014, respectively	—	2,874	224
Other	(79)	(949)	572
Total other comprehensive loss, net	(3,938)	(6,069)	(15,316)
Comprehensive income including noncontrolling interests	191,638	99,160	160,247
Comprehensive income (loss) attributable to noncontrolling interests	—	2	(794)
Comprehensive income attributable to Dunkin’ Brands	$191,638	99,158	161,041

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

	Stockholders’ equity (deficit)								Redeemable noncontrolling interests
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive income (loss)	Noncontrolling interests	Total
	Shares	Amount
Balance at December 28, 2013	106,877	$107	1,196,426	(10,773)	(779,741)	1,339	—	407,358	4,930
Net income (loss)	—	—	—	—	176,357	—	—	176,357	(794)
Other comprehensive loss, net	—	—	—	—	—	(15,316)	—	(15,316)	—
Exercise of stock options	693	1	5,119	—	—	—	—	5,120	—
Contributions from redeemable noncontrolling interests	—	—	—	—	—	—	—	—	2,855
Dividends paid on common stock	—	—	(96,775)	—	—	—	—	(96,775)	—
Share-based compensation expense	26	—	11,287	—	—	—	—	11,287	—
Repurchases of common stock	—	—	—	(130,171)	—	—	—	(130,171)	—
Retirement of treasury stock	(3,142)	(3)	(33,170)	140,944	(107,771)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	10,758	—	—	—	—	10,758	—
Other	—	(1)	(282)	—	(376)	—	—	(659)	—
Balance at December 27, 2014	104,454	104	1,093,363	—	(711,531)	(13,977)	—	367,959	6,991
Net income (loss)	—	—	—	—	105,227	—	208	105,435	(206)
Other comprehensive loss, net	—	—	—	—	—	(6,069)	—	(6,069)	—
Exercise of stock options	816	1	10,352	—	—	—	—	10,353	—
Purchase of redeemable noncontrolling interests	—	—	566	—	—	—	—	566	(6,785)
Dividends paid on common stock	—	—	(100,516)	—	—	—	—	(100,516)	—
Share-based compensation expense	33	—	16,092	—	—	—	—	16,092	—
Repurchases of common stock	—	—	(25,000)	(600,041)	—	—	—	(625,041)	—
Retirement of treasury stock	(12,833)	(13)	(129,405)	598,966	(469,548)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	11,503	—	—	—	—	11,503	—
Other	—	—	(398)	—	(627)	—	—	(1,025)	—
Balance at December 26, 2015	92,470	92	876,557	(1,075)	(1,076,479)	(20,046)	208	(220,743)	—
Net income	—	—	—	—	195,576	—	—	195,576	—
Other comprehensive loss, net	—	—	—	—	—	(3,938)	—	(3,938)	—
Exercise of stock options	433	1	10,646	—	—	—	—	10,647	—
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(208)	(208)	—
Dividends paid on common stock	—	—	(109,703)	—	—	—	—	(109,703)	—
Share-based compensation expense	68	—	17,181	—	—	—	—	17,181	—
Repurchases of common stock	—	—	25,000	(80,000)	—	—	—	(55,000)	—
Retirement of treasury stock	(1,707)	(2)	(15,874)	80,000	(64,124)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	2,735	—	—	—	—	2,735	—
Other	29	—	950	15	(770)	—	—	195	—
Balance at December 31, 2016	91,293	$91	807,492	(1,060)	(945,797)	(23,984)	—	(163,258)	—

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Cash flows from operating activities:
Net income including noncontrolling interests	$195,576	105,229	175,563
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,537	45,244	45,539
Amortization of debt issuance costs and original issue discount	6,398	5,969	3,968
Loss on debt extinguishment and refinancing transactions	—	20,554	13,735
Deferred income taxes	(12,537)	(21,107)	(24,639)
Provision for bad debt	53	3,343	2,821
Share-based compensation expense	17,181	16,092	11,287
Net loss (income) of equity method investments	(14,552)	41,745	(14,846)
Dividends received from equity method investments	5,247	6,671	7,427
Gain on sale of real estate and company-operated restaurants	(9,373)	(1,402)	(7,458)
Other, net	(2,172)	1,083	570
Change in operating assets and liabilities:
Restricted cash	2,113	(65,673)	—
Accounts, notes, and other receivables, net	40,535	(26,316)	(27,224)
Prepaid income taxes, net	2,289	591	(4,300)
Other current assets	(3,742)	(6,185)	552
Accounts payable	(6,308)	6,514	397
Other current liabilities	5,377	40,258	11,876
Liabilities of advertising funds, net	1,233	(1,124)	(2,785)
Deferred income	393	1,866	5,770
Other, net	5,957	12,214	1,070
Net cash provided by operating activities	276,205	185,566	199,323
Cash flows from investing activities:
Additions to property and equipment	(15,174)	(30,246)	(23,638)
Proceeds from sale of real estate and company-operated restaurants	20,523	2,693	14,361
Other, net	(4,006)	(7,914)	(4,827)
Net cash provided by (used in) investing activities	1,343	(35,467)	(14,104)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	2,500,000	—
Repayment of long-term debt	(25,000)	(1,837,824)	(15,000)
Payment of debt issuance and other debt-related costs	—	(41,350)	(9,213)
Repurchases of common stock, including accelerated share repurchases	(55,000)	(625,041)	(130,171)
Dividends paid on common stock	(109,703)	(100,516)	(96,775)
Change in restricted cash	106	(6,770)	—
Exercise of stock options	10,647	10,353	5,120
Excess tax benefits from share-based compensation	2,735	11,503	10,758
Other, net	(122)	(7,211)	1,924
Net cash used in financing activities	(176,337)	(96,856)	(233,357)
Effect of exchange rate changes on cash and cash equivalents	(216)	(893)	(715)
Increase (decrease) in cash and cash equivalents	100,995	52,350	(48,853)
Cash and cash equivalents, beginning of year	260,430	208,080	256,933
Cash and cash equivalents, end of year	$361,425	260,430	208,080
Supplemental cash flow information:
Cash paid for income taxes	$125,681	106,924	99,410
Cash paid for interest	94,212	90,564	64,485
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	920	579	2,383
Purchase of leaseholds in exchange for capital lease obligations	624	475	1,094

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

(1) Description of business and organization
Dunkin’ Brands Group, Inc. (“DBGI”), together with its consolidated subsidiaries, is one of the world’s leading franchisors of restaurants serving coffee and baked goods, as well as ice cream, within the quick service restaurant segment of the restaurant industry. We develop, franchise, and license a system of both traditional and nontraditional quick service restaurants and, in limited circumstances, have owned and operated individual locations. Through our Dunkin’ Donuts brand, we develop and franchise restaurants featuring coffee, donuts, bagels, breakfast sandwiches, and related products. Additionally, we license Dunkin’ Donuts brand products sold in certain retail outlets such as retail packaged coffee and Dunkin’ K-Cup® pods. Through our Baskin-Robbins brand, we develop and franchise restaurants featuring ice cream, frozen beverages, and related products. Additionally, we distribute Baskin-Robbins ice cream products to Baskin-Robbins franchisees and licensees in certain international markets.
Throughout these consolidated financial statements, “Dunkin’ Brands,” “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.
(2) Summary of significant accounting policies
(a) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2016, 2015, and 2014 reflect the results of operations for the 53-week period ended December 31, 2016, and the 52-week periods ended December 26, 2015 and December 27, 2014, respectively.
(b) Basis of presentation and consolidation
The accompanying consolidated financial statements include the accounts of DBGI and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation.
We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. We also consider for consolidation an entity, in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The principal entities in which we possess a variable interest include franchise entities, the advertising funds (see note 4), and our equity method investees. We do not possess any ownership interests in franchise entities, except for our investments in various entities that are accounted for under the equity method. Additionally, we generally do not provide financial support to franchise entities in a typical franchise relationship. As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE. Based on the results of our analysis of potential VIEs, we have not consolidated any franchise entities, with the exception of those noted below. The Company’s maximum exposure to loss resulting from involvement with potential franchise VIEs is attributable to aged trade and notes receivable balances, outstanding loan guarantees, and future lease payments due from franchisees (see note 11).
Noncontrolling interests included within total stockholders’ deficit in the consolidated balance sheet as of December 26, 2015 represented interests in a franchise entity that was deemed a variable interest entity and for which the Company was the primary beneficiary. As of December 31, 2016, the Company was no longer the primary beneficiary of the franchise entity and deconsolidated the noncontrolling interests from the Company's consolidated financial statements.
The Company previously held a 51% interest in a limited partnership that owned and operated Dunkin’ Donuts restaurants in the Dallas, Texas area. The Company possessed control of this entity and, therefore, consolidated the results of the limited partnership. The partnership agreement contained a redemption feature that was probable to become redeemable in the future, and this interest was therefore classified as temporary equity (between liabilities and stockholders’ deficit) in the consolidated balance sheets. The net loss and comprehensive loss attributable to the noncontrolling interest are presented separately in the consolidated statements of operations and comprehensive income, respectively. During fiscal year 2015, the Company purchased the remaining interests in the limited partnership.
(c) Accounting estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Significant estimates are made in the calculations and assessments of the following: (a) allowance for doubtful accounts and notes receivables, (b) impairment of tangible and intangible assets, (c) other-than-temporary impairment of equity method investments, (d) income taxes, (e) share-based compensation, (f) lease accounting estimates, (g) gift card/certificate breakage, (h) management fees charged to subsidiaries and affiliates, and (i) contingencies. Estimates are based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. We adjust such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.
(d) Cash and cash equivalents and restricted cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 31, 2016 and December 26, 2015, we maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Cash held related to the advertising funds and the Company’s gift card/certificate programs are classified as unrestricted cash as there are no legal restrictions on the use of these funds; however, the Company intends to use these funds solely to support the advertising funds and gift card/certificate programs rather than to fund operations. Total cash balances related to the advertising funds and gift card/certificate programs as of December 31, 2016 and December 26, 2015 were $177.9 million and $148.6 million, respectively.
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
(e) Fair value of financial instruments
The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $3.1 million and $2.4 million as of December 31, 2016 and December 26, 2015, respectively, approximates fair value.
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

Financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 26, 2015 are summarized as follows (in thousands):

	December 31, 2016		December 26, 2015
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$9,271	9,271	5,802	5,802
Total assets	$9,271	9,271	5,802	5,802
Liabilities:
Deferred compensation liabilities	$11,126	11,126	9,068	9,068
Total liabilities	$11,126	11,126	9,068	9,068
The deferred compensation liabilities relate to the Dunkin’ Brands, Inc. non-qualified deferred compensation plans (“NQDC Plans”), which allow for pre-tax deferral of compensation for certain qualifying employees and directors (see note 18). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds company-owned life insurance policies to partially offset the Company’s liabilities under the NQDC Plans. The changes in the fair value of any company-owned life insurance policies are derived using determinable cash surrender value. As such, the company-owned life insurance policies are classified within Level 2, as defined under U.S. GAAP.
The carrying value and estimated fair value of long-term debt as of December 31, 2016 and December 26, 2015 were as follows (in thousands):

	December 31, 2016		December 26, 2015
Financial liabilities	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$2,426,998	2,460,544	2,445,600	2,443,687
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(f) Inventories
Inventories consist primarily of ice cream products sold to certain international markets that are in-transit from our third-party manufacturer to our international licensees, during which time we hold title to such products. The majority of ice cream products are purchased from one supplier. Inventories are valued at the lower of cost or estimated net realizable value, and cost is generally determined based on the actual cost of the specific inventory sold. Inventories are included within prepaid expenses and other current assets in the consolidated balance sheets.
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
We classify restaurants and their related assets as held for sale and suspend depreciation and amortization when (a) we make a decision to refranchise or sell the property, (b) the stores are available for immediate sale, (c) we have begun an active program to locate a buyer, (d) significant changes to the plan of sale are not likely, and (e) the sale is probable within one year. Assets held for sale are included within prepaid expenses and other current assets in the consolidated balance sheets.

As of December 26, 2015, prepaid expenses and other current assets in the consolidated balance sheet included $8.8 million of assets held for sale, which primarily consisted of property and equipment, net and goodwill. As of December 31, 2016, assets held for sale were immaterial.
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
(j) Impairment of long-lived assets
Long-lived assets that are used in operations are tested for recoverability whenever events or changes in circumstances indicate that the carrying amount may not be recoverable through undiscounted future cash flows. Recognition and measurement of a potential impairment is performed on assets grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is the amount by which the carrying amount of a long-lived asset or asset group exceeds its estimated fair value. Fair value is generally estimated by internal specialists based on the present value of anticipated future cash flows or, if required, with the assistance of independent third-party valuation specialists, depending on the nature of the assets or asset group.

(k) Equity method investments
The Company’s equity method investments consist of interests in B-R 31 Ice Cream Co., Ltd. (“Japan JV”), BR-Korea Co., Ltd. (“South Korea JV”), and Palm Oasis Pty. Ltd. (“Australia JV”), which are accounted for in accordance with the equity method. The Company also previously accounted for an ownership interest in Coffee Alliance, S.L. (“Spain JV”) in accordance with the equity method, which interest was sold during the fourth quarter of fiscal year 2016 (see note 6).
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
We evaluate the remaining useful life of our trade names to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite-lived intangible assets are tested for impairment annually. We first assess qualitative factors to determine whether it is more likely than not that a trade name is impaired. In the event we were to determine that the carrying value of a trade name would more likely than not exceed its fair value, quantitative testing would be performed which consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. For goodwill, we first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed which consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill is written down to its implied fair value. We have selected the first day of our fiscal third quarter as the date on which to perform our annual impairment test for all indefinite-lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangibles has been impaired.
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

(n) Foreign currency translation
We translate assets and liabilities of non-U.S. operations into U.S. dollars at rates of exchange in effect at the balance sheet date, and revenues and expenses at the average exchange rates prevailing during the period. Resulting translation adjustments are recorded as a separate component of other comprehensive loss and stockholders’ deficit, net of deferred taxes. Foreign currency translation adjustments primarily result from our equity method investments, as well as subsidiaries located in Canada, the UK, Australia, and other foreign jurisdictions. Transactions resulting in foreign exchange gains and losses are included in the consolidated statements of operations.
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
Rental income
Rental income for base rentals is recorded on a straight-line basis over the lease term, including the amortization of any tenant improvement dollars paid (see note 2(i)). The differences between the straight-line rent amounts and amounts receivable under the leases are recorded as deferred rent assets in current or long-term assets, as appropriate. Contingent rental income is recognized as earned, and any amounts received from lessees in advance of achieving stipulated thresholds are deferred until such thresholds are actually achieved. Deferred contingent rentals are recorded as deferred income in current liabilities in the consolidated balance sheets.
Sales of ice cream and other products
We distribute Baskin-Robbins ice cream products and, in limited cases, Dunkin’ Donuts products to franchisees and licensees in certain international locations. Revenue from the sale of ice cream and other products is recognized when title and risk of loss transfers to the buyer, which is generally upon delivery.
Sales at company-operated restaurants
Retail store revenues at company-operated restaurants were recognized when payments were tendered at the point of sale, net of sales tax and other sales-related taxes. As of December 31, 2016, the Company did not own or operate any restaurants.
Other revenues
Other revenues include fees generated by licensing our brand names and other intellectual property, as well as gains, net of losses and transactions costs, from the sales of restaurants that were not company-operated to new or existing franchisees. Licensing fees are recognized when earned, which is generally upon sale of the underlying products by the licensees. Gains on the refranchise or sale of a restaurant are recognized when the sale transaction closes, the franchisee has a minimum amount of the purchase price in at-risk equity, and we are satisfied that the buyer can meet its financial obligations to us. If the criteria for gain recognition are not met, we defer the gain to the extent we have any remaining financial exposure in connection with the sale transaction. Deferred gains are recognized when the gain recognition criteria are met.

(p) Allowance for doubtful accounts
We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Included in the allowance for doubtful notes and accounts receivables is a provision for uncollectible royalty, lease, ice cream, and licensing fee receivables.
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
(s) Comprehensive income
Comprehensive income is primarily comprised of net income, foreign currency translation adjustments, and gains and losses on interest rate swaps, and is reported in the consolidated statements of comprehensive income, net of taxes, for all periods presented. Additionally, comprehensive income included pension gains and losses for fiscal years 2015 and 2014. As a result of the final settlement of the pension plan in fiscal year 2015, no pension gains and losses were recorded in 2016 (see note 18).
(t) Debt issuance costs
Debt issuance costs represent capitalizable costs incurred related to the issuance and refinancing of the Company’s long-term debt (see note 8). As of December 31, 2016 and December 26, 2015, debt issuance costs of $29.3 million and $35.7 million, respectively, are included in long-term debt, net in the consolidated balance sheets, and are being amortized over the remaining maturities of the debt, based on projected required repayments, using the effective interest rate method.
(u) Gift card/certificate breakage
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
For Dunkin’ Donuts gift cards enrolled in the DD Perks® Rewards loyalty program and other cards with expected similar redemption behavior, breakage is estimated and recognized at the point in time when the likelihood of redemption of any remaining card balance becomes remote, generally after a period of sufficient inactivity. Breakage on all other Dunkin’ Donuts gift cards and all Baskin-Robbins gift cards is estimated and recognized over time in proportion to actual gift card redemptions, based on historical redemption rates. The Company recognizes breakage as income only up to the amount of gift card program costs. Any incremental breakage on Dunkin' Donuts gift cards that exceeds gift card program costs is committed to fund future initiatives that will benefit the Dunkin’ Donuts gift card program or to offset future gift card program costs. Any incremental breakage on Baskin-Robbins gift cards that exceeds gift card program costs is committed to fund future sales-driving initiatives for the benefit of Baskin-Robbins franchisees. The incremental breakage in excess of gift card program costs is recorded as a gift card breakage liability within other current liabilities in the consolidated balance sheets (see note 10).
For fiscal years 2016, 2015, and 2014, total breakage income recognized on gift cards, as well as historical gift certificate programs, was $22.3 million, $15.9 million, and $8.5 million, respectively, and is recorded as a reduction to general and administrative expenses, net, to offset the related gift card program costs.
(v) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At December 31, 2016 and December 26, 2015, one master licensee, including its majority-owned subsidiaries, accounted for approximately 15% and 13%, respectively, of total accounts and notes receivable. For fiscal year 2014, one master licensee, including its majority-owned subsidiaries, accounted for approximately 10% of total revenues. No individual franchisee or master licensee accounted for more than 10% of total revenues for fiscal years 2016 or 2015.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin’ Donuts and Baskin-Robbins products under licensing arrangements. As of December 26, 2015, one of these third parties accounted for approximately 13% of total accounts and notes receivable. No individual third party accounted for more than 10% of total accounts and notes receivable as of December 31, 2016.
(w) Recent accounting pronouncements
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. This guidance is effective for the Company beginning in fiscal year 2020 with early adoption permitted. The Company expects to adopt this guidance in fiscal year 2017. The adoption of this guidance will have no impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued new guidance addressing diversity in practice that exists in the classification and presentation of changes in restricted cash in the statements of cash flows. This guidance is effective for the Company beginning in fiscal year 2018 with early adoption permitted. The Company expects to adopt this guidance retrospectively beginning in fiscal year 2017. Upon adoption, restricted cash will be combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows, and the current presentation of changes in restricted cash within operating and financing activities will be eliminated. Upon adoption of this guidance, net cash provided by operating activities will be reduced by $2.1 million and will increase by $65.7 million for fiscal years 2016 and 2015, respectively, and net cash used in financing activities will increase by $106 thousand and will be reduced by $6.8 million for fiscal years 2016 and 2015, respectively. The adoption of this guidance will have no impact on the consolidated statements of operations and balance sheets.
In March 2016, the FASB issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. This guidance is effective for the Company in fiscal year 2017 with early adoption permitted. The Company expects to adopt this new guidance in fiscal year 2017. Upon adoption, any future excess tax benefits or deficiencies will be recorded to the provision for income taxes in the consolidated statements of operations instead of additional paid-in capital in the consolidated balance sheets. Additionally, excess tax benefits will be presented retrospectively as an operating cash inflow instead of a financing cash inflow in the statements of cash flows. During fiscal years 2016, 2015, and 2014, $2.7 million, $11.5 million, and $10.8 million, respectively, of excess tax benefits were recorded to additional paid-in capital that would have been recorded as a reduction to the provision for income taxes, and such amounts would have been classified as operating cash inflows instead of financing cash inflows in the consolidated statements of cash flows, if this new guidance had been adopted as of the respective dates.
In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease accounting guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new guidance in fiscal year 2019 and is currently evaluating the impact the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures. The Company expects that substantially all of its operating lease commitments (see note 11) will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company in fiscal year 2018 with early adoption permitted in fiscal year 2017. The Company expects to adopt this new guidance in fiscal year 2018 using the full retrospective transition method, which will result in restating each prior reporting period presented in the year of adoption. The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective restaurant or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant, which we expect will result in a material impact to revenue recognized for franchise fees and renewal fees. The Company does not expect this new guidance to materially impact the recognition of royalty income, rental income, or sales of ice cream and other products. The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, as well as the presentation of advertising fund revenues and expenses, in addition to the impact on accounting policies and related disclosures.
(x) Subsequent events
Subsequent events have been evaluated up through the date that these consolidated financial statements were filed.
(3) Franchise fees and royalty income
Franchise fees and royalty income consisted of the following (in thousands):

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Royalty income	$500,927	463,960	438,074
Initial franchise fees and renewal income	48,644	49,262	44,255
Total franchise fees and royalty income	$549,571	513,222	482,329
The changes in franchised and company-operated points of distribution were as follows:

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Systemwide points of distribution:
Franchised points of distribution in operation—beginning of year	19,308	18,821	18,122
Franchised points of distribution—opened	1,540	1,536	1,442
Franchised points of distribution—closed	(819)	(1,051)	(744)
Net transfers from company-operated points of distribution	51	2	1
Franchised points of distribution in operation—end of year	20,080	19,308	18,821
Company-operated points of distribution—end of year	—	49	41
Total systemwide points of distribution—end of year	20,080	19,357	18,862
During fiscal year 2016, the Company sold all remaining company-operated restaurants and recognized gains on sales of $7.6 million, which are included in other operating income, net in our consolidated statement of operations. As of December 31, 2016, the Company did not own or operate any restaurants.

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
The Company administers and directs the development of all advertising and promotional programs in the advertising funds for which it collects advertising fees, in accordance with the provisions of our franchise agreements. The Company acts as, in substance, an agent with regard to these advertising contributions. We consolidate and report all assets and liabilities held by these advertising funds as restricted assets of advertising funds and liabilities of advertising funds within current assets and current liabilities, respectively, in the consolidated balance sheets. The assets and liabilities held by these advertising funds consist primarily of receivables, prepaid expenses, payables, accrued expenses, and any cumulative surplus or deficit related specifically to the advertising funds. The revenues, expenses, and cash flows of the advertising funds are not included in the Company’s consolidated statements of operations or consolidated statements of cash flows because the Company does not have complete discretion over the usage of the funds. Contributions to these advertising funds are restricted to advertising, product development, public relations, merchandising, and administrative expenses and programs to increase sales and further enhance the public reputation of each of the brands.
At December 31, 2016 and December 26, 2015, the Company had a net payable of $11.9 million and $11.6 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $9.5 million, $9.7 million, and $7.6 million for fiscal years 2016, 2015, and 2014, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $1.7 million for each of the fiscal years 2016 and 2015, and $2.1 million for fiscal year 2014, respectively. Additionally, the Company made net contributions to the advertising funds based on retail sales of company-operated restaurants of $596 thousand, $1.3 million, and $872 thousand for fiscal years 2016, 2015, and 2014, respectively, which are included in company-operated restaurant expenses in the consolidated statements of operations. During fiscal years 2016, 2015, and 2014, the Company also funded advertising fund initiatives of $3.4 million, $2.3 million, and $5.2 million, respectively, which were contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 2(u) and note 10).
(5) Property and equipment, net
Property and equipment at December 31, 2016 and December 26, 2015 consisted of the following (in thousands):

	December 31, 2016	December 26, 2015
Land	$34,889	33,346
Buildings	50,571	49,304
Leasehold improvements	157,752	154,479
Software, store, production, and other equipment	52,922	53,273
Construction in progress	5,203	3,837
Property and equipment, gross	301,337	294,239
Accumulated depreciation	(124,675)	(111,625)
Property and equipment, net	$176,662	182,614

(6) Equity method investments
The Company’s ownership interests in its equity method investments as of December 31, 2016 and December 26, 2015 were as follows:

Entity	Ownership
Japan JV	43.3%
South Korea JV	33.3%
Australia JV	20.0%
The Company also had a 33.3% ownership interest in the Spain JV as of December 26, 2015, which was sold during the fourth quarter of fiscal year 2016 for nominal consideration.
Summary financial information for the equity method investments on an aggregated basis was as follows (in thousands):

	December 31, 2016	December 26, 2015
Current assets	$300,999	288,106
Current liabilities	120,611	123,576
Working capital	180,388	164,530
Property, plant, and equipment, net	153,038	142,844
Other assets	124,676	125,000
Long-term liabilities	48,460	40,728
Equity of equity method investments	$409,642	391,646

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Revenues	$629,717	622,982	669,416
Gross profit	329,206	327,684	363,536
Net income	32,529	33,650	39,835
During fiscal year 2015, the Company assessed if there was an other-than-temporary loss in value of its investment in the Japan JV based on various factors, including continued declines in the operating performance and reduced future expectations of the Baskin-Robbins business in Japan, as well as an announced reconsideration of the amount of semi-annual dividend payments by the Japan JV. Accordingly, the Company engaged a third-party valuation specialist to assist the Company in determining the fair value of its investment in the Japan JV. The valuation of the investment was determined using a combination of market and income approaches to valuation. Based in part on the fair value determined by the independent third-party valuation specialist, the Company concluded that the carrying value of the investment in the Japan JV exceeded fair value by $54.3 million and that this reduction in value was other-than-temporary. As such, the Company recorded an impairment charge for that amount in fiscal year 2015.
The impairment of the Japan JV is reflected as a reduction to the Company’s equity method investments in the consolidated balance sheets. As the Company had previously recorded a step-up in the basis of our investment in the Japan JV comprising amortizable franchise rights and nonamortizable goodwill, the impairment was first allocated to fully impair these investor-level assets. The remaining impairment was recorded to the underlying assets of the Japan JV by fully impairing the underlying property, plant, and equipment, net of any related tax impact, with any residual impairment allocated ratably to other non-financial long-term assets.

The comparison between the carrying value of the Company’s investments in the Japan JV and the South Korea JV and the underlying equity in net assets of those investments is presented in the table below (in thousands):

	Japan JV		South Korea JV
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
Carrying value of investment	$10,789	8,666	104,253	98,386
Underlying equity in net assets of investment	34,312	34,271	109,992	103,899
Carrying value less than the underlying equity in net assets(a)	$(23,523)	(25,605)	(5,739)	(5,513)

(a)
The deficits of cost relative to the underlying equity in net assets of the Japan JV and the South Korea JV as of December 31, 2016 and December 26, 2015 are primarily comprised of impairments of long-lived assets, net of tax, recorded in fiscal years 2015 and 2011, respectively.

The carrying values of our investments in the Australia JV for any period presented and in the Spain JV as of December 26, 2015 were not material.
(7) Goodwill and other intangible assets
The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

	Dunkin’ Donuts U.S.			Dunkin’ Donuts International			Baskin-Robbins International			Total
	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance
Balances at December 27, 2014	$1,151,599	(270,441)	881,158	10,212	—	10,212	24,037	(24,037)	—	1,185,848	(294,478)	891,370
Goodwill acquired	724	—	724	—	—	—	—	—	—	724	—	724
Goodwill disposed or held for sale	(2,413)	—	(2,413)	—	—	—	—	—	—	(2,413)	—	(2,413)
Effects of foreign currency adjustments	—	—	—	(93)	—	(93)	—	—	—	(93)	—	(93)
Balances at December 26, 2015	1,149,910	(270,441)	879,469	10,119	—	10,119	24,037	(24,037)	—	1,184,066	(294,478)	889,588
Goodwill disposed	(1,331)	—	(1,331)	—	—	—	—	—	—	(1,331)	—	(1,331)
Effects of foreign currency adjustments	—	—	—	15	—	15	—	—	—	15	—	15
Balances at December 31, 2016	$1,148,579	(270,441)	878,138	10,134	—	10,134	24,037	(24,037)	—	1,182,750	(294,478)	888,272
The goodwill acquired during fiscal year 2015 is related to the acquisition and consolidation of certain company-operated points of distribution. The goodwill disposed or held for sale during fiscal years 2016 and 2015 is related to the sale or reclassification of goodwill to assets held for sale of certain company-operated points of distribution.
Other intangible assets at December 31, 2016 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$358,166	(193,940)	164,226
Favorable operating leases acquired	18	59,948	(36,424)	23,524
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,609,084	(230,364)	1,378,720

Other intangible assets at December 26, 2015 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$382,335	(199,374)	182,961
Favorable operating leases acquired	17	64,397	(37,173)	27,224
License rights	10	3,221	(3,168)	53
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,640,923	(239,715)	1,401,208
During fiscal year 2016, certain intangible assets with gross carrying amounts totaling $26.8 million became fully amortized and were written off as they no longer exist. Additionally, the changes in the gross carrying amount of favorable operating leases acquired and weighted average amortization period from December 26, 2015 to December 31, 2016 are primarily due to the impairment of favorable operating leases acquired resulting from lease terminations.
Total estimated amortization expense for other intangible assets for fiscal years 2017 through 2021 is as follows (in thousands):

Fiscal year:
2017	$21,300
2018	21,163
2019	20,756
2020	20,305
2021	19,892
(8) Debt
Debt at December 31, 2016 and December 26, 2015 consisted of the following (in thousands):

	December 31, 2016	December 26, 2015
Class A-2 Notes	$2,456,250	2,481,250
Debt issuance costs, net of amortization	(29,252)	(35,650)
Total debt	2,426,998	2,445,600
Less current portion of long-term debt	25,000	25,000
Total long-term debt	$2,401,998	2,420,600
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

The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). If the Class A-2 Notes have not been repaid in full by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the Class A-2-I and Class A-2-II Notes bear interest at a fixed rate equal to 3.262% and 3.980%, respectively. If the Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the Class A-2-I and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year, payable in quarterly installments. No principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0, though the Company may elect to continue to make principal payments. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $41.3 million. The effective interest rate, including the amortization of debt issuance costs, was 3.5% and 4.3% for the Class A-2-I Notes and Class A-2-II Notes, respectively, at December 31, 2016.
Total amortization of debt issuance costs related to the securitized financing facility was $6.4 million and $5.6 million for fiscal years 2016 and 2015, respectively, which is included in interest expense in the consolidated statements of operations.
As of December 31, 2016 and December 26, 2015, $25.9 million and $26.3 million, respectively, of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of December 31, 2016 and December 26, 2015.
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
The proceeds from the issuance of the Class A-2 Notes were used to repay the remaining principal outstanding on the term loans. During fiscal year 2015, the Company recorded a loss on debt extinguishment of $20.6 million, consisting primarily of the write-off of the remaining original issuance discount and debt issuance costs related to the term loans.

Maturities of long-term debt
Based on the Company's intention to make quarterly repayments and assuming repayment by the Anticipated Repayment Dates, the aggregate contractual principal payments of the Class A-2 Notes for 2017 through 2021 are as follows (in thousands):

	Class A-2-I Notes	Class A-2-II Notes	Total
2017	$7,500	17,500	25,000
2018	7,500	17,500	25,000
2019	721,875	17,500	739,375
2020	—	17,500	17,500
2021	—	17,500	17,500
(9) Derivative instruments and hedging transactions
The Company’s hedging instruments have historically consisted solely of interest rate swaps to hedge the Company’s variable-rate term loans. In September 2012, the Company entered into variable-to-fixed interest rate swap agreements to hedge the risk of increases in cash flows (interest payments) attributable to increases in three-month LIBOR above the designated benchmark interest rate being hedged, through November 2017. As a result of the February 2014 amendment to the senior credit facility (see note 8), the Company amended the interest rate swap agreements to align the embedded floors with the amended term loans. As of the date of the amendment, a pre-tax gain of $5.8 million was recorded in accumulated other comprehensive loss.
Effective December 23, 2014, the Company terminated all interest rate swap agreements with its counterparties in anticipation of the securitization transaction and related repayment of the outstanding term loans (see note 8). In fiscal years 2014 and 2015, the Company received total cash proceeds equivalent to fair value of the interest rate swaps at the termination date of $5.3 million, which was net of accrued interest owed to the counterparties of $1.0 million. Upon termination, cash flow hedge accounting was discontinued and the cumulative pre-tax gain of $1.8 million was recorded in accumulated other comprehensive loss.
As of December 27, 2014, a pre-tax gain of $6.2 million was recorded in accumulated other comprehensive loss, which included the gain related to both the February 2014 amendment and December 2014 termination. This pre-tax gain is being amortized on a straight-line basis to interest expense in the consolidated statements of operations through November 23, 2017, the original maturity date of the swaps. The Company estimates that $1.9 million will be reclassified from accumulated other comprehensive loss as a reduction of interest expense in fiscal year 2017.
The table below summarizes the effects of derivative instruments in the consolidated statements of operations and comprehensive income for fiscal year 2016:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$—	2,181	Interest expense	(2,181)
Income tax effect	—	(882)	Provision for income taxes	882
Net of income taxes	$—	1,299		(1,299)

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

The table below summarizes the effects of derivative instruments in the consolidated statements of operations and comprehensive income for fiscal year 2014:

Derivatives designated as cash flow hedging instruments	Amount of gain (loss) recognized in other comprehensive income (loss)	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$(8,085)	(4,108)	Interest expense	(3,977)
Income tax effect	3,269	1,661	Provision for income taxes	1,608
Net of income taxes	$(4,816)	(2,447)		(2,369)
(10) Other current liabilities
Other current liabilities at December 31, 2016 and December 26, 2015 consisted of the following (in thousands):

	December 31, 2016	December 26, 2015
Gift card/certificate liability	$207,628	176,080
Gift card breakage liabilities	13,301	23,955
Accrued salary and benefits	25,071	29,540
Accrued legal liabilities (see note 17(d))	5,555	18,267
Accrued interest	10,702	9,522
Accrued professional costs	2,170	4,814
Franchisee profit-sharing liability	11,083	8,406
Other	22,756	22,275
Total other current liabilities	$298,266	292,859

The increase in the gift card/certificate liability is due primarily to an increase in, and timing of, gift card activations. The franchisee profit-sharing liability represents amounts owed to franchisees from the net profits primarily on the sale of Dunkin’ K-Cup® pods and retail packaged coffee in certain retail outlets.
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

	December 31, 2016	December 26, 2015
Leased property under capital leases (included in property and equipment)	$10,081	9,457
Accumulated depreciation	(4,055)	(3,437)
Net leased property under capital leases	$6,026	6,020
Capital lease obligations:
Current	$589	546
Long-term	7,550	7,497
Total capital lease obligations	$8,139	8,043

Included in the Company’s consolidated balance sheets are the following amounts related to assets leased to others under operating leases, where the Company is the lessor (in thousands):

	December 31, 2016	December 26, 2015
Land	$32,646	27,654
Buildings	47,723	43,196
Leasehold improvements	149,027	139,409
Store, production, and other equipment	150	221
Construction in progress	567	783
Assets leased to others, gross	230,113	211,263
Accumulated depreciation	(86,957)	(78,453)
Assets leased to others, net	$143,156	132,810
Future minimum rental commitments to be paid and received by the Company at December 31, 2016 for all noncancelable leases and subleases are as follows (in thousands):

	Payments		Receipts	Net leases
	Capital leases	Operating leases	Subleases
Fiscal year:
2017	$1,567	57,749	(71,627)	(12,311)
2018	1,602	57,679	(70,861)	(11,580)
2019	1,431	56,273	(68,948)	(11,244)
2020	1,223	53,389	(64,965)	(10,353)
2021	1,257	48,446	(60,904)	(11,201)
Thereafter	11,593	394,431	(372,093)	33,931
Total minimum rental commitments	18,673	$667,967	(709,398)	(22,758)
Less amount representing interest	10,534
Present value of minimum capital lease obligations	$8,139
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

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Base rentals	$54,517	54,290	53,130
Contingent rentals	6,182	6,348	6,071
Total rental expense	$60,699	60,638	59,201
Total rental income for all leases and subleases consisted of the following (in thousands):

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Base rentals	$70,962	70,033	67,945
Contingent rentals	30,058	30,389	29,718
Total rental income	$101,020	100,422	97,663

(12) Segment information
The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income and franchise fees. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement and rental income. Dunkin’ Donuts U.S. also derives revenue through rental income. Prior to the sale of remaining company-operated restaurants in the fourth quarter of fiscal year 2016, Dunkin’ Donuts U.S. also derived revenue through retail sales at company-operated restaurants. Baskin-Robbins International primarily derives its revenues from sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, impairment of our joint ventures, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are generally consistent with those used in the consolidated financial statements.
Beginning in fiscal year 2016, certain segment profit amounts in the tables below have been reclassified as a result of the realignment of the Company’s organizational structure to better support its segment operations, including the allocation of previously unallocated costs. Additionally, revenues and segment profit amounts related to restaurants located in Puerto Rico were previously included in the Dunkin' Donuts International and Baskin-Robbins International segments, but are now included in the Dunkin' Donuts U.S. and Baskin-Robbins U.S. segments based on functional responsibility. Prior year amounts in the tables below have been revised to reflect these changes for all periods presented.
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

	Revenues
	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Dunkin’ Donuts U.S.	$607,964	591,062	548,871
Dunkin’ Donuts International	22,903	22,973	19,693
Baskin-Robbins U.S.	47,512	47,140	45,865
Baskin-Robbins International	119,015	117,076	119,749
Total reportable segment revenues	797,394	778,251	734,178
Other	31,495	32,682	14,531
Total revenues	$828,889	810,933	748,709
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

Amounts included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Dunkin’ Donuts U.S.	$466,976	431,065	404,657
Dunkin’ Donuts International	9,658	10,240	9,478
Baskin-Robbins U.S.	34,240	29,289	28,357
Baskin-Robbins International	38,967	36,218	38,968
Total reportable segments	549,841	506,812	481,460
Corporate	(112,899)	(161,934)	(115,658)
Interest expense, net	(100,270)	(96,341)	(67,824)
Amortization of other intangible assets	(22,079)	(24,688)	(25,760)
Long-lived asset impairment charges	(149)	(623)	(1,484)
Loss on debt extinguishment and refinancing transactions	—	(20,554)	(13,735)
Other losses, net	(1,195)	(1,084)	(1,566)
Operating income adjustments excluded from reportable segments	—	—	300
Income before income taxes	$313,249	201,588	255,733
Net income (loss) of equity method investments, including amortization on investor-level intangible assets, is included in segment profit for the Dunkin’ Donuts International and Baskin-Robbins International reportable segments. Amounts reported as “Other” in the segment profit table below include the impairment charge recorded in fiscal year 2015 related to our investment in the Japan JV and the related reduction in depreciation and amortization, net of tax, as well as the reduction in depreciation and amortization, net of tax, reported by the South Korea JV as a result of the impairment charge recorded in fiscal year 2011 (see note 6). Net income (loss) of equity method investments by reportable segment was as follows (in thousands):

	Net income (loss) of equity method investments
	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Dunkin’ Donuts International	$622	1,295	1,794
Baskin-Robbins International	9,803	10,535	11,912
Total reportable segments	10,425	11,830	13,706
Other	4,127	(53,575)	1,140
Total net income (loss) of equity method investments	$14,552	(41,745)	14,846
Depreciation is reflected in segment profit for each reportable segment. Depreciation by reportable segments was as follows (in thousands):

	Depreciation
	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Dunkin’ Donuts U.S.	$11,378	12,229	12,207
Dunkin’ Donuts International	27	7	11
Baskin-Robbins U.S.	272	358	288
Baskin-Robbins International	74	60	62
Total reportable segments	11,751	12,654	12,568
Corporate	8,707	7,902	7,211
Total depreciation	$20,458	20,556	19,779

Property and equipment, net by geographic region as of December 31, 2016 and December 26, 2015 is based on the physical locations within the indicated geographic regions and are as follows (in thousands):

	December 31, 2016	December 26, 2015
United States	$176,524	182,456
International	138	158
Total property and equipment, net	$176,662	182,614
(13) Stockholders’ deficit
(a) Common stock
Common shares issued and outstanding included in the consolidated balance sheets include vested and unvested restricted shares. Common stock in the consolidated statements of stockholders’ deficit excludes unvested restricted shares.
(b) Treasury stock
During fiscal year 2014, the Company repurchased a total of 2,911,205 shares of common stock in the open market at a weighted average price per share of $44.71 from existing stockholders. The Company accounts for treasury stock under the cost method, and as such recorded an increase in treasury stock of $130.2 million during fiscal year 2014, based on the fair market value of the shares on the date of repurchase and direct costs incurred. During fiscal year 2014, the Company retired all outstanding shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $140.9 million and $33.2 million, respectively, and an increase in accumulated deficit of $107.8 million.
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
On October 22, 2015, the Company entered into an accelerated share repurchase agreement (the “October 2015 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the October 2015 ASR Agreement, the Company paid the financial institution $125.0 million from cash on hand and received an initial delivery of 2,527,167 shares of the Company’s common stock in October 2015, representing an estimate of 80% of the total shares expected to be delivered under the October 2015 ASR Agreement. Upon the final settlement of the October 2015 ASR Agreement in fiscal year 2016, the Company received an additional delivery of 483,913 shares of its common stock based on a weighted average cost per share of $41.51 over the term of the October 2015 ASR Agreement.
Additionally, during fiscal year 2015, the Company repurchased a total of 2,106,881 shares of common stock in the open market at a weighted average cost per share of $47.47 from existing stockholders.
The Company recorded an increase in treasury stock of $600.0 million during fiscal year 2015 for the shares repurchased under the accelerated share repurchase agreements and in the open market, based on the fair market value of the shares on the dates of repurchase and direct costs incurred. Additionally, the Company recorded a decrease in additional paid-in capital of $25.0 million related to the remaining cash paid under the October 2015 ASR Agreement since the final settlement was not completed as of December 26, 2015, which upon settlement in fiscal year 2016, was reclassified from additional paid-in-capital to treasury stock. During fiscal year 2015, the Company retired 12,833,178 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $599.0 million and $129.4 million, respectively, and an increase in accumulated deficit of $469.5 million.
On February 4, 2016, the Company entered into an accelerated share repurchase agreement (the “February 2016 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the February 2016 ASR Agreement, the Company paid the financial institution $30.0 million in cash and received 702,239 shares of the Company’s common stock in fiscal year 2016 based on a weighted average cost per share of $42.72 over the term of the February 2016 ASR Agreement.
Additionally, during fiscal year 2016, the Company repurchased a total of 520,631 shares of common stock in the open market at a weighted average cost per share of $48.02 from existing stockholders.
The Company recorded an increase in treasury stock of $80.0 million during fiscal year 2016 for the shares repurchased under the accelerated share repurchase agreements and in the open market, based on the fair market value of the shares on the dates of repurchase and direct costs incurred. During fiscal year 2016, the Company retired 1,706,783 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $80.0 million and $15.9 million, respectively, and an increase in accumulated deficit of $64.1 million.

(c) Accumulated other comprehensive loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains (losses) on interest rate swaps	Other	Accumulated other comprehensive loss
Balances at December 26, 2015	$(20,459)	2,443	(2,030)	(20,046)
Other comprehensive loss	(2,560)	(1,299)	(79)	(3,938)
Balances at December 31, 2016	$(23,019)	1,144	(2,109)	(23,984)
(d) Dividends
During fiscal year 2016, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2016:
First quarter	$0.3000	$27,395	March 16, 2016
Second quarter	0.3000	27,456	June 8, 2016
Third quarter	0.3000	27,475	August 31, 2016
Fourth quarter	0.3000	27,377	November 30, 2016
During fiscal year 2015, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2015:
First quarter	$0.2650	$25,688	March 18, 2015
Second quarter	0.2650	25,127	June 17, 2015
Third quarter	0.2650	25,197	September 2, 2015
Fourth quarter	0.2650	24,504	December 2, 2015
On February 9, 2017, we announced that our board of directors approved an increase to the next quarterly dividend to $0.3225 per share of common stock, payable on March 22, 2017 to shareholders of record as of the close of business on March 13, 2017.
(14) Equity incentive plans
The Dunkin’ Brands Group, Inc. 2015 Omnibus Long-Term Incentive Plan (the “2015 Plan”) was adopted in May 2015, and is the only plan under which the Company currently grants awards. A maximum of 6,200,000 shares of common stock may be delivered in satisfaction of awards under the 2015 Plan. Prior to the 2015 Plan, the Company granted awards under the Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (the “2011 Plan”) and the 2006 Executive Incentive Plan, as amended (the “2006 Plan”).
Total share-based compensation expense, which is included in general and administrative expenses, net, consisted of the following (in thousands):

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Time-vested stock options	$10,654	10,519	6,978
Restricted stock units	3,608	3,408	2,419
2011 Plan restricted shares	1,793	1,967	1,456
Performance stock units	1,086	—	—
Other	40	198	434
Total share-based compensation	$17,181	16,092	11,287
Total related tax benefit	$6,955	6,512	4,567

The actual tax benefit realized from stock options exercised during fiscal years 2016, 2015, and 2014 was $4.1 million, $13.1 million, and $11.5 million respectively.
Time-vested stock options
Time-vested stock options granted under the 2006 Plan, 2011 Plan, and 2015 Plan vest in equal annual amounts over either a 4- or 5-year period subsequent to the grant date, and as such are subject to a service condition, and also fully vest upon a change of control. The requisite service period over which compensation cost is being recognized is either 4 or 5 years. The maximum contractual term of the stock options is 7 or 10 years.
The fair value of time-vested stock options were estimated on the date of grant using the Black-Scholes option pricing model. This model is impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. The following weighted average assumptions were utilized in determining the fair value of the 2015 Plan options granted during fiscal year 2016 and the 2011 Plan options granted during fiscal years 2015 and 2014:

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Weighted average grant-date fair value of share options granted	$7.41	$8.66	$10.65
Weighted average assumptions:
Risk-free interest rate	1.2%	1.5%	1.5%
Expected volatility	25.0%	25.0%	26.3%
Dividend yield	2.7%	2.2%	1.8%
Expected term (years)	4.90	4.91	4.96
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
A summary of the status of the time-vested stock options as of December 31, 2016 and changes during fiscal year 2016 is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Share options outstanding at December 26, 2015	4,249,758	$44.18	6.0
Granted	1,384,294	44.35
Exercised	(320,836)	31.27
Forfeited or expired	(423,631)	47.04
Share options outstanding at December 31, 2016	4,889,585	44.82	5.3	$37.2
Share options exercisable at December 31, 2016	1,756,886	42.22	5.1	18.0
The total grant-date fair value of the time-vested options vested during fiscal years 2016, 2015, and 2014 was $10.6 million, $7.4 million, and $4.6 million, respectively. The total intrinsic value of the time-vested stock options exercised was $5.3 million, $6.7 million, and $3.7 million for fiscal years 2016, 2015, and 2014, respectively. As of December 31, 2016, there was $15.7 million of total unrecognized compensation cost related to the time-vested stock options. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2.3 years.
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

A summary of the changes in the Company’s restricted stock units during fiscal year 2016 is presented below:

	Number of shares	Weighted average grant-date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Nonvested restricted stock units at December 26, 2015	138,347	$45.42	1.4
Granted	134,723	44.34
Vested	(77,571)	44.97
Forfeited	(11,823)	44.07
Nonvested restricted stock units at December 31, 2016	183,676	44.91	1.7	$9.6
The fair value of each restricted stock unit is determined on the date of grant based on our closing stock price, less the present value of expected dividends not received during the vesting period. As of December 31, 2016, there was $5.3 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 2.0 years. The total grant-date fair value of restricted stock units vested during fiscal years 2016, 2015, and 2014 was $3.5 million, $2.6 million, and $1.8 million, respectively.
2011 Plan restricted shares
During fiscal year 2014, the Company granted restricted shares of 27,096. The restricted shares vested in full on July 31, 2016 based on a service condition, and had a grant-date fair value of $51.67 per share, which was determined on the date of grant based on the Company’s closing stock price. During fiscal year 2015, the Company granted restricted shares of 21,101. The restricted shares vest in equal installments in February 2018 and 2019 based on a service condition, and have a grant-date fair value of $47.39 per share, which was determined on the date of grant based on the Company’s closing stock price. As of December 31, 2016, there was $528 thousand of total unrecognized compensation cost related to these restricted shares, which is expected to be recognized over a weighted average period of approximately 2.1 years.
In addition, during fiscal year 2014, the Company granted 150,000 contingently issuable restricted shares. The contingently issuable restricted shares are eligible to vest on December 31, 2018, subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the median total shareholder return of the companies in the S&P 500 Composite Index. The contingently issuable restricted shares were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $37.94 per share. As of December 31, 2016, there was $2.3 million of total unrecognized compensation cost related to these restricted shares, which is expected to be recognized over a period of approximately 2.0 years.
As of December 31, 2016, 171,101 2011 Plan restricted shares remained unvested. The total grant-date fair value of restricted shares vested during fiscal year 2016 was $1.4 million.
Performance stock units
The Company granted 121,030 performance stock units (“PSUs”) to certain employees during fiscal year 2016, which are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 39,684 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 81,346 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted average grant-date fair value of $55.36 per share. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs have a weighted average grant-date fair value of $44.22 per share. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

A summary of the changes in the Company’s PSUs during fiscal year 2016 is presented below:

	Number of shares	Weighted average grant-date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Granted	121,030	$47.87
Forfeited	(7,989)	47.51
Nonvested performance stock units at December 31, 2016	113,041	47.90	2.3	$5.9
As of December 31, 2016, there was $3.9 million of total unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted average period of approximately 2.3 years.
(15) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Net income attributable to Dunkin’ Brands—basic and diluted	$195,576	105,227	176,357
Weighted average number of common shares:
Common—basic	91,568,942	96,045,232	105,398,899
Common—diluted	92,538,282	97,131,674	106,705,778
Earnings per common share:
Common—basic	$2.14	1.10	1.67
Common—diluted	2.11	1.08	1.65
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 969,340, 1,086,442, and 1,306,879 equity awards for fiscal years 2016, 2015, and 2014, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards outstanding for which the contingent vesting criteria were not yet met as of the fiscal period end. As of December 31, 2016, December 26, 2015, and December 27, 2014 there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 3,498,229, 2,985,215, and 1,373,379 equity awards for fiscal years 2016, 2015, and 2014, respectively, as they would be antidilutive.
(16) Income taxes
Income before income taxes was attributed to domestic and foreign taxing jurisdictions as follows (in thousands):

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Domestic operations	$286,927	234,410	231,549
Foreign operations	26,322	(32,822)	24,184
Income before income taxes	$313,249	201,588	255,733

The components of the provision for income taxes were as follows (in thousands):

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Current:
Federal	$97,972	90,586	82,925
State	28,430	23,694	23,146
Foreign	3,808	3,186	(1,262)
Current tax provision	$130,210	117,466	104,809
Deferred:
Federal	$(9,983)	(19,034)	(22,644)
State	(3,152)	(3,060)	(1,861)
Foreign	598	987	(134)
Deferred tax benefit	(12,537)	(21,107)	(24,639)
Provision for income taxes	$117,673	96,359	80,170
The provision for income taxes from continuing operations differed from the expense computed using the statutory federal income tax rate of 35% due to the following:

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Computed federal income tax expense, at statutory rate	35.0%	35.0%	35.0%
Impairment of investment in Japan JV	—	9.4	—
State income taxes	5.1	6.6	5.7
Benefits and taxes related to foreign operations	(2.7)	(4.4)	(3.5)
Conversion of foreign subsidiary	—	—	(3.3)
Other permanent differences	0.1	0.6	0.1
Changes in enacted tax rates and apportionment	—	—	0.1
Uncertain tax positions	—	—	(2.5)
Other, net	0.1	0.6	(0.3)
Effective tax rate	37.6%	47.8%	31.3%
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

The components of deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2016		December 26, 2015
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Allowance for doubtful accounts	$2,685	—	4,484	—
Capital leases	3,295	—	3,256	—
Rent	11,905	—	10,132	—
Property and equipment	—	1,977	419	—
Deferred compensation liabilities	19,900	—	15,155	—
Deferred gift cards and certificates	27,874	—	20,909	—
Deferred income	12,609	—	12,064	—
Real estate reserves	1,264	—	1,060	—
Franchise rights and other intangibles	—	551,679	—	559,332
Unused net operating losses and foreign tax credits	11,457	—	14,233	—
Other current liabilities	5,368	—	7,708	—
Capital loss	336	—	162	—
Other	1,422	—	—	337
	98,115	553,656	89,582	559,669
Valuation allowance	(1,131)	—	(793)	—
Total	$96,984	553,656	88,789	559,669
Deferred tax assets for certain foreign jurisdictions totaling $5.1 million and $5.6 million as of December 31, 2016 and December 26, 2015, respectively, are included in other assets in the consolidated balance sheets. At December 31, 2016, the Company had $8.5 million of unused foreign tax credits, which expire in fiscal years 2021 through 2026. At December 31, 2016, the Company had net operating loss and capital loss carryforwards in certain international jurisdictions of approximately $7.1 million and $1.1 million, respectively, and recorded deferred tax assets of $1.1 million and $0.2 million, respectively, net of valuation allowance, related to such loss carryforwards.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes, as of December 31, 2016, with the exception of net operating loss and capital loss carryforwards attributable to certain of our foreign subsidiaries for which valuation allowances have been recorded, it is more likely than not that the Company will realize the benefits of the deferred tax assets.
The Company has not recognized a deferred tax liability of $7.7 million for the undistributed earnings of foreign operations, net of foreign tax credits, relating to our foreign joint ventures that arose in fiscal year 2016 and prior years because the Company currently does not expect those unremitted earnings to reverse and become taxable to the Company in the foreseeable future. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to indefinitely reinvest undistributed earnings. As of December 31, 2016 and December 26, 2015, the undistributed earnings of these joint ventures were approximately $132.9 million and $128.2 million, respectively.
The Company has not recognized a deferred tax liability of $13.3 million for the undistributed earnings of our foreign subsidiaries since such earnings are considered indefinitely reinvested outside the United States. As of December 31, 2016 and December 26, 2015, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $24.5 million and $18.3 million, respectively. If in the future we decide to repatriate such foreign earnings, we could incur incremental U.S. federal and state income tax. However, our intent is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
At December 31, 2016 and December 26, 2015, the total amount of unrecognized tax benefits related to uncertain tax positions was $2.3 million and $2.7 million, respectively. At December 31, 2016 and December 26, 2015, the Company had approximately $1.1 million and $1.3 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company recorded net income tax benefits of $0.2 million and $2.3 million during fiscal years 2016 and 2014, respectively, and net income tax expense of $0.1 million during fiscal year 2015 for potential interest and penalties related to uncertain tax positions. At December 31, 2016 and December 26, 2015, there were $1.3 million and $1.1 million, respectively, of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.
The Company’s major tax jurisdictions subject to income tax are the United States and Canada. For Canada, the Company has open tax years dating back to tax years ended December 2010 and finalized its audit for the tax periods 2009 through 2012 during fiscal year 2014. In the United States, the Company has open tax years dating back to tax years ended December 2013 and have been audited by the IRS through fiscal 2010. The Company is currently under audit in limited jurisdictions for tax years beginning after December 2010.
A summary of the changes in the Company’s unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Balance at beginning of year	$2,653	3,672	8,213
Increases related to prior year tax positions	267	—	488
Increases related to current year tax positions	161	111	96
Decreases related to prior year tax positions	(33)	(301)	(4,567)
Decreases related to settlements	(191)	(636)	(296)
Lapses of statutes of limitations	(597)	—	—
Effect of foreign currency adjustments	30	(193)	(262)
Balance at end of year	$2,290	2,653	3,672
(17) Commitments and contingencies
(a) Lease commitments
The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under noncancelable operating and capital lease arrangements (see note 11).
(b) Supply chain guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of December 31, 2016 and December 26, 2015, the Company was contingently liable under such supply chain agreements for approximately $136.2 million and $157.8 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of December 31, 2016, which is included in other current liabilities in the consolidated balance sheets. There was no accrual required as of December 26, 2015 related to these commitments.
(c) Letters of credit
At December 31, 2016 and December 26, 2015, the Company had standby letters of credit outstanding for a total of $25.9 million and $26.3 million, respectively. There were no amounts drawn down on these letters of credit.
(d) Legal matters
In May 2003, a group of Dunkin’ Donuts franchisees from Quebec, Canada filed a lawsuit against the Company on a variety of claims, including but not limited to, alleging that the Company breached its franchise agreements and provided inadequate management and support to Dunkin’ Donuts franchisees in Quebec (the “Bertico litigation”). In June 2012, the Quebec Superior Court found for the plaintiffs and issued a judgment against the Company in the amount of approximately C$16.4 million, plus costs and interest, representing loss in value of the franchises and lost profits. The Company appealed the decision, and in April 2015, the Quebec Court of Appeals (Montreal) ruled to reduce the damages to approximately C$10.9 million, plus costs and interest. Similar claims have also been made against the Company by other former Dunkin’ Donuts franchisees in Canada. As a result of the Bertico litigation appellate ruling and assessment of similar claims, the Company reduced its aggregate legal reserves for the Bertico litigation and similar claims by approximately $2.8 million during fiscal year 2015, which is recorded within general and administrative expenses, net in the consolidated statements of operations. During fiscal year 2016, the Company reached a final agreement on costs and interest with the plaintiffs in the Bertico litigation, and paid approximately C$17.4 million with respect to this matter, which represented the full amounts owed to the plaintiffs.
Additionally, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At December 31, 2016 and December 26, 2015, contingent liabilities totaling $5.6 million and $18.3 million, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses which may be incurred in connection with all outstanding litigation.
(18) Retirement plans
401(k) Plan
Employees of the Company, excluding employees of certain international subsidiaries and certain employees of company-operated stores, are eligible to participate in a defined contribution retirement plan, the Dunkin’ Brands 401(k) Retirement Plan (“401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 80% of their pre-tax eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company. The Company matched participants’ contributions during fiscal years 2016, 2015, and 2014, up to a maximum of 4% of the employee’s eligible compensation. Employer contributions totaled $3.3 million for fiscal year 2016 and $3.2 million for each of the fiscal years 2015 and 2014.
NQDC Plans
The Company also offers certain qualifying individuals, as defined by the Employee Retirement Income Security Act (“ERISA”), the ability to participate in the NQDC Plans. The NQDC Plans allow for pre-tax contributions of up to 50% of a participant’s base annual salary and other forms of compensation, as defined. The Company credits the amounts deferred with earnings and holds investments in company-owned life insurance policies to partially offset the Company’s liabilities under the NQDC Plans. The NQDC Plans liability, included in other long-term liabilities in the consolidated balance sheets, was $11.1 million and $9.1 million at December 31, 2016 and December 26, 2015, respectively. As of December 31, 2016 and December 26, 2015, total investments held for the NQDC Plans were $9.3 million and $5.8 million, respectively, and are included in other assets in the consolidated balance sheets.
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
(19) Related-party transactions
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Fiscal year ended
	December 31, 2016	December 26, 2015	December 27, 2014
Japan JV	$1,873	1,378	1,790
South Korea JV	4,030	4,288	4,602
Spain JV	—	68	123
	$5,903	5,734	6,515

At December 31, 2016 and December 26, 2015, the Company had $1.1 million of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $3.2 million in each of the fiscal years 2016 and 2015, and $2.6 million in fiscal year 2014, primarily for the purchase of ice cream products.
As of December 26, 2015, the Company had $2.1 million of notes receivable from the Spain JV, which were fully reserved, and are included in other assets in the consolidated balance sheet. Upon sale of the Company's ownership interest in the Spain JV in fiscal year 2016 (see note 6), the Company recovered approximately $1.0 million in notes receivable repayments.
During fiscal years 2016, 2015, and 2014, the Company recognized sales of ice cream and other products of $4.3 million, $4.0 million, and $5.8 million, respectively, in the consolidated statements of operations from the sale of ice cream products to the Australia JV. As of December 31, 2016 and December 26, 2015, the Company had $2.6 million and $3.1 million, respectively of net receivables from the Australia JV, consisting of accounts and notes receivable, net of current liabilities.
(20) Allowance for doubtful accounts
The changes in the allowance for doubtful accounts were as follows (in thousands):

	Accounts receivable	Short-term notes and other receivables	Long-term notes and other receivables
Balance at December 28, 2013	$2,599	659	2,808
Provision for (recovery of) doubtful accounts, net	1,796	(14)	1,039
Write-offs and other	(513)	633	100
Balance at December 27, 2014	3,882	1,278	3,947
Provision for (recovery of) doubtful accounts, net	3,705	(117)	(245)
Write-offs and other	(1,960)	(154)	373
Balance at December 26, 2015	5,627	1,007	4,075
Provision for (recovery of) doubtful accounts, net	1,202	(189)	(960)
Write-offs and other	(2,051)	(479)	(1,027)
Balance at December 31, 2016	$4,778	339	2,088
(21) Quarterly financial data (unaudited)

	Three months ended
	March 26, 2016	June 25, 2016	September 24, 2016	December 31, 2016
	(In thousands, except per share data)
Total revenues	$189,776	216,309	207,099	215,705
Operating income	85,333	106,141	109,360	113,880
Net income attributable to Dunkin’ Brands	37,154	49,590	52,712	56,120
Earnings per share:
Common—basic	0.41	0.54	0.58	0.61
Common—diluted	0.40	0.54	0.57	0.61

	Three months ended
	March 28, 2015	June 27, 2015	September 26, 2015	December 26, 2015
	(In thousands, except per share data)
Total revenues	$185,905	211,424	209,807	203,797
Operating income	83,740	92,588	99,763	43,476
Net income (loss) attributable to Dunkin’ Brands	25,631	42,318	46,216	(8,938)
Earnings (loss) per share:
Common—basic	0.26	0.44	0.49	(0.10)
Common—diluted	0.25	0.44	0.48	(0.10)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, such disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting
Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process, designed by, or under the supervision of the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures are made only in accordance with management and board authorizations; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework and criteria established in Internal Control–Integrated Framework (2013), issued by the Committee of Sponsoring

Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dunkin’ Brands Group, Inc.:
We have audited Dunkin’ Brands Group, Inc.and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dunkin’ Brands Group, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dunkin’ Brands Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 21, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Boston, Massachusetts
February 21, 2017

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 21, 2017.

Nigel Travis, age 67, has served as Chief Executive Officer of Dunkin’ Brands since January 2009 and assumed the additional role of Chairman of the Board in May 2013. From 2005 through 2008, Mr. Travis served as President and Chief Executive Officer, and on the board of directors of Papa John’s International, Inc., a publicly-traded international pizza chain. Prior to Papa John’s, Mr. Travis was with Blockbuster, Inc. from 1994 to 2004, where he served in increasing roles of responsibility, including President and Chief Operating Officer. Mr. Travis previously held numerous senior positions at Burger King Corporation. Mr. Travis currently serves as a Director of Office Depot, Inc. and formerly served on the board of Lorillard, Inc.

Paul Carbone, age 50, was named Senior Vice President and Chief Financial Officer on June 4, 2012. Prior to that, Mr. Carbone had served as Vice President, Financial Management of Dunkin’ Brands since 2008. Prior to joining Dunkin’ Brands, he most recently served as Senior Vice President and Chief Financial Officer for Tween Brands, Inc. Before Tween Brands, Mr. Carbone spent seven years with Limited Brands, Inc., where his roles included Vice President, Finance, for Victoria’s Secret. Mr. Carbone serves on the board of directors of Snap Fitness, a global franchisor of fitness facilities, as well as the National DCP, LLC, the Dunkin’ Donuts franchisee-owned purchasing and distribution cooperative.

Jack Clare, age 46, was appointed Chief Information and Strategy Officer in March 2015. Mr. Clare joined Dunkin’ Brands in July 2012, and prior to his current position, he served as Chief Information Officer. Prior to joining Dunkin’ Brands, Mr. Clare served as Vice President, IT and Chief Information Officer for Yum! Restaurants International, where he had responsibility for the IT strategy for more than 14,000 restaurants in over 120 countries, primarily for the KFC, Pizza Hut and Taco Bell brands. Before Yum!, Mr. Clare spent seven years with Constellation Brands, most recently as their Vice President, Technical Services. He also spent three years with Sapient Corporation in various IT management roles and 7 years on active duty as an officer in the U.S. Air Force.

Richard Emmett, age 61, was named Chief Legal and Human Resources Officer in January 2014, and prior to that, served as Senior Vice President and General Counsel since joining Dunkin' Brands in December 2009. Mr. Emmett joined Dunkin’ Brands from QCE HOLDING LLC (Quiznos) where he served as Executive Vice President, Chief Legal Officer and Secretary. Prior to Quiznos, Mr. Emmett served in various roles including as Senior Vice President, General Counsel and Secretary for Papa John’s International. Mr. Emmett currently serves on the board of directors of Francesca’s Holdings Corporation, is a member of Francesca’s audit committee, and serves as Chair of that company’s compensation committee. In addition, Mr. Emmett serves on the board of directors of the International Franchise Association.

David Hoffmann, age 49, joined Dunkin’ Brands in October 2016 as President, Dunkin’ Donuts U.S. and Canada. Prior to joining Dunkin’ Brands, Mr. Hoffmann served as President, High Growth Markets, for McDonald’s Corporation. Mr. Hoffmann served as an executive for McDonald’s Corporation for 19 years in increasing areas of responsibility, including Senior Vice President and Restaurant Support Officer for APMEA, Vice President of Strategy, Insights and Development for APMEA and of Executive Vice President of McDonald’s Japan.

Bill Mitchell, age 52, joined Dunkin’ Brands in August 2010, and currently serves as President, Dunkin' Brands International. Prior to his current appointment, Mr. Mitchell served as President, Baskin-Robbins U.S. and Canada, and Dunkin' Donuts and Baskin-Robbins China, Japan and South Korea. Mr. Mitchell joined Dunkin’ Brands from Papa John’s International, where he had served in a variety of roles since 2000, including President of Global Operations, President of Domestic Operations, Operations VP, Division VP and Senior VP of Domestic Operations. Prior to Papa John’s, Mr. Mitchell was with Popeyes, a division of AFC Enterprises where he served in various capacities including Senior Director of Franchise Operations.

Scott Murphy, age 44, currently serves as Senior Vice President, Operations, Dunkin' Donuts U.S. and Canada. Mr. Murphy joined Dunkin’ Brands in 2004 and prior to his current position, served as Senior Vice President and Chief Supply Officer. Mr. Murphy’s prior experience includes 10 years of global management consulting with A.T. Kearney. Mr. Murphy serves on the board of directors of the National Coffee Association of America, and previously served on the board of directors of the International Food Service Manufacturers Association and the National DCP, LLC.

Karen Raskopf, age 62, joined Dunkin’ Brands in 2009 and currently serves as Senior Vice President and Chief Communications Officer. Prior to joining Dunkin’ Brands, she spent 12 years as Senior Vice President, Corporate Communications for Blockbuster, Inc. She also served as head of communications for 7-Eleven, Inc.

Paul Twohig, age 63, joined Dunkin’ Donuts U.S. in October 2009 and has announced his retirement as President, Dunkin' Donuts U.S. and Canada in March 2017. Prior to joining Dunkin’ Brands, Mr. Twohig served as a Division Senior Vice President for Starbucks Corporation from December 2004 to March 2009. Mr. Twohig also previously served as Chief Operating Officer for Panera Bread Company.

Weldon Spangler, age 51, was appointed Senior Vice President, Baskin-Robbins U.S. and Canada in October 2015. Mr. Spangler joined Dunkin’ Brands in 2010, and prior to his current position, he served as Vice President, Dunkin’ Donuts Operations U.S. and Canada. Prior to joining Dunkin’ Brands, Mr. Spangler held various leadership positions with Starbucks Corporation and immediately prior to joining Dunkin’ Brands, Mr. Spangler was a Division Vice President for Knowledge Universe, an education services firm.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 31, 2016 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

10.7*	Dunkin’ Brands Group, Inc. 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204454)

10.8*	Form of Non-Statutory Stock Option Agreement under the 2015 Omnibus Long-Term Incentive Plan

10.9*	Form of Restricted Stock Unit Agreement under the 2015 Omnibus Long-Term Incentive Plan

10.10*	Form of Performance Stock Unit Agreement under the the 2015 Long-Term Incentive Plan

10.11*	Dunkin’ Brands Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204456)

10.12*
Dunkin’ Brands Group, Inc. Annual Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed the with SEC on August 6, 2014)

10.13*
Amended and Restated Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 19, 2015)

10.14*
First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.15*
Amendment No. 1 to First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on December 3, 2012)

10.16*
Amendment No. 2 to First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on March 5, 2014)

10.17*
Offer Letter to David Hoffmann dated September 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 2, 2016)

10.18*
Offer Letter to Paul Twohig dated September 10, 2009 (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.19*
Offer Letter to William Mitchell dated August 2, 2010 (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Company’s Annual Report on Form 10K/A for the fiscal year ended December 31, 2011, File No. 001-35258, filed with the SEC on March 16, 2012)

10.20*	Offer Letter to Paul Carbone dated June 4, 2012 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.21*	Form of amendment to Offer Letters (incorporated by reference to Exhibit 10.16(a) to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.22*
Restricted Stock Award Agreement of Nigel Travis, dated February 28, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on March 5, 2014)

10.23*
Executive Stock Option Award of Paul Twohig, dated February 28, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on May 7, 2014)

10.24
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

10.34	Form of Dunkin’ Donuts Store Development Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.35	Form of Baskin-Robbins Store Development Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.36*	Executive Restricted Stock Award - Paul Carbone (incorporated by reference to Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on May 6, 2015)

10.37*
Form of Restricted Stock Unit Award Agreement for David Hoffmann (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 2, 2016)

10.38*
Form of Performance Stock Unit Award Agreement for David Hoffmann (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 2, 2016)

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 21, 2017

DUNKIN’ BRANDS GROUP, INC.

By:	/s/ Nigel Travis
Name:	Nigel Travis
Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nigel Travis	Chairman and Chief Executive Officer (Principal Executive Officer)	February 21, 2017
Nigel Travis

/s/ Paul Carbone	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2017
Paul Carbone

/s/ Raul Alvarez	Director	February 21, 2017
Raul Alvarez

/s/ Irene Chang Britt	Director	February 21, 2017
Irene Chang Britt

/s/ Anthony DiNovi	Director	February 21, 2017
Anthony DiNovi

/s/ Michael Hines	Director	February 21, 2017
Michael Hines

/s/ Sandra Horbach	Director	February 21, 2017
Sandra Horbach

/s/ Mark Nunnelly	Director	February 21, 2017
Mark Nunnelly

/s/ Carl Sparks	Director	February 21, 2017
Carl Sparks