Form 10-Q
period 2017-04-01
DUNKIN' BRANDS GROUP, INC.
filed 2017-05-10
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of May 5, 2017, 92,157,706 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$323,174	361,425
Restricted cash	74,339	69,746
Accounts receivable, net of allowance for doubtful accounts of $4,752 and $4,778 as of April 1, 2017 and December 31, 2016, respectively	47,966	44,512
Notes and other receivables, net of allowance for doubtful accounts of $328 and $339 as of April 1, 2017 and December 31, 2016, respectively	23,026	40,672
Restricted assets of advertising funds	51,259	40,338
Prepaid income taxes	19,634	20,926
Prepaid expenses and other current assets	36,437	28,739
Total current assets	575,835	606,358
Property and equipment, net of accumulated depreciation of $128,255 and $124,675 as of April 1, 2017 and December 31, 2016, respectively	172,658	176,662
Equity method investments	123,247	114,738
Goodwill	888,277	888,272
Other intangible assets, net of accumulated amortization of $235,537 and $230,364 as of April 1, 2017 and December 31, 2016, respectively	1,373,349	1,378,720
Other assets	62,685	62,632
Total assets	$3,196,051	3,227,382
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$25,000	25,000
Capital lease obligations	608	589
Accounts payable	13,974	12,682
Liabilities of advertising funds	58,811	52,271
Deferred income	35,785	35,393
Other current liabilities	223,528	298,266
Total current liabilities	357,706	424,201
Long-term debt, net	2,397,358	2,401,998
Capital lease obligations	7,385	7,550
Unfavorable operating leases acquired	10,937	11,378
Deferred income	11,705	12,154
Deferred income taxes, net	457,568	461,810
Other long-term liabilities	72,389	71,549
Total long-term liabilities	2,957,342	2,966,439
Commitments and contingencies (note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 92,116,173 shares issued and 92,089,396 shares outstanding as of April 1, 2017; 91,464,229 shares issued and 91,437,452 shares outstanding as of December 31, 2016	92	91
Additional paid-in capital	796,724	807,492
Treasury stock, at cost; 26,777 shares as of April 1, 2017 and December 31, 2016	(1,060)	(1,060)
Accumulated deficit	(899,844)	(945,797)
Accumulated other comprehensive loss	(14,909)	(23,984)
Total stockholders’ deficit	(118,997)	(163,258)
Total liabilities and stockholders’ deficit	$3,196,051	3,227,382

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	April 1, 2017	March 26, 2016
Revenues:
Franchise fees and royalty income	$130,069	123,783
Rental income	24,422	23,225
Sales of ice cream and other products	25,297	25,891
Sales at company-operated restaurants	—	5,670
Other revenues	10,884	11,207
Total revenues	190,672	189,776
Operating costs and expenses:
Occupancy expenses—franchised restaurants	14,138	13,196
Cost of ice cream and other products	16,922	17,234
Company-operated restaurant expenses	—	6,493
General and administrative expenses, net	61,235	61,195
Depreciation	5,084	5,133
Amortization of other intangible assets	5,327	5,761
Long-lived asset impairment charges	47	93
Total operating costs and expenses	102,753	109,105
Net income of equity method investments	2,819	2,964
Other operating income, net	555	1,698
Operating income	91,293	85,333
Other income (expense), net:
Interest income	321	149
Interest expense	(24,871)	(24,881)
Other income (losses), net	187	(370)
Total other expense, net	(24,363)	(25,102)
Income before income taxes	66,930	60,231
Provision for income taxes	19,463	23,077
Net income	$47,467	37,154
Earnings per share:
Common—basic	$0.52	0.41
Common—diluted	0.51	0.40
Cash dividends declared per common share	0.32	0.30
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	April 1, 2017	March 26, 2016
Net income	$47,467	37,154
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $537 and $(198) for the three months ended April 1, 2017 and March 26, 2016, respectively	8,739	2,257
Effect of interest rate swaps, net of deferred tax benefit of $217 for each of the three months ended April 1, 2017 and March 26, 2016	(318)	(318)
Other, net	654	(25)
Total other comprehensive income, net	9,075	1,914
Comprehensive income	$56,542	39,068
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	April 1, 2017	March 26, 2016
Cash flows from operating activities:
Net income	$47,467	37,154
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,411	10,894
Amortization of debt issuance costs	1,610	1,559
Deferred income taxes	(4,584)	(4,251)
Provision for bad debt	200	42
Share-based compensation expense	3,494	4,140
Net income of equity method investments	(2,819)	(2,964)
Dividends received from equity method investments	3,950	746
Gain on sale of real estate	—	(1,692)
Other, net	(900)	(617)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	14,184	53,458
Prepaid income taxes, net	1,362	5,814
Prepaid expenses and other current assets	(7,677)	2
Accounts payable	1,495	(3,672)
Other current liabilities	(74,524)	(72,403)
Liabilities of advertising funds, net	(4,160)	(6,173)
Deferred income	(62)	144
Other, net	629	646
Net cash provided by (used in) operating activities	(9,924)	22,827
Cash flows from investing activities:
Additions to property and equipment	(2,157)	(3,184)
Proceeds from sale of real estate	—	2,645
Other, net	(98)	80
Net cash used in investing activities	(2,255)	(459)
Cash flows from financing activities:
Repayment of long-term debt	(6,250)	(6,250)
Dividends paid on common stock	(29,621)	(27,395)
Accelerated share repurchases of common stock	—	(30,000)
Exercise of stock options	14,807	1,086
Other, net	(645)	(1,122)
Net cash used in financing activities	(21,709)	(63,681)
Effect of exchange rates on cash, cash equivalents, and restricted cash	219	170
Decrease in cash, cash equivalents, and restricted cash	(33,669)	(41,143)
Cash, cash equivalents, and restricted cash, beginning of period	431,832	333,115
Cash, cash equivalents, and restricted cash, end of period	$398,163	291,972
Supplemental cash flow information:
Cash paid for income taxes	$22,934	21,720
Cash paid for interest	23,405	23,644
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	330	596
Purchase of leaseholds in exchange for capital lease obligations	—	389
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1) Description of business and organization
Dunkin’ Brands Group, Inc. (“DBGI”), together with its consolidated subsidiaries, is one of the world’s leading franchisors of restaurants serving coffee and baked goods, as well as ice cream, within the quick service restaurant segment of the restaurant industry. We develop, franchise, and license a system of both traditional and nontraditional quick service restaurants and, in limited circumstances, have owned and operated locations. Through our Dunkin’ Donuts brand, we develop and franchise restaurants featuring coffee, donuts, bagels, breakfast sandwiches, and related products. Additionally, we license Dunkin’ Donuts brand products sold in certain retail outlets such as retail packaged coffee and Dunkin’ K-Cup® pods. Through our Baskin-Robbins brand, we develop and franchise restaurants featuring ice cream, frozen beverages, and related products. Additionally, we distribute Baskin-Robbins ice cream products to Baskin-Robbins franchisees and licensees in certain international markets.
Throughout these unaudited consolidated financial statements, “Dunkin’ Brands,” “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of April 1, 2017 and the consolidated statements of operations, comprehensive income, and cash flows for the three months ended April 1, 2017 and March 26, 2016 are unaudited.
The accompanying unaudited consolidated financial statements include the accounts of DBGI and its consolidated subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with U.S. GAAP have been recorded. Such adjustments consisted only of normal recurring items. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016, included in the Company’s Annual Report on Form 10-K.
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three-month periods ended April 1, 2017 and March 26, 2016 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended April 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017.
(c) Cash, cash equivalents, and restricted cash
In accordance with the Company’s securitized financing facility, certain cash accounts have been established in the name of Citibank, N.A. (the “Trustee”) for the benefit of the Trustee and the noteholders, and are restricted in their use. The Company holds restricted cash which primarily represents (i) cash collections held by the Trustee, (ii) interest, principal, and commitment fee reserves held by the Trustee related to the Company’s Notes (see note 4), and (iii) real estate reserves used to pay real estate obligations.

Pursuant to new accounting guidance for fiscal year 2017, restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows (see note 2(f)). Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of April 1, 2017 and December 31, 2016 were as follows (in thousands):

	April 1, 2017	December 31, 2016
Cash and cash equivalents	$323,174	$361,425
Restricted cash	74,339	69,746
Restricted cash, included in Other assets	650	661
Total cash, cash equivalents, and restricted cash	$398,163	$431,832
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
Financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2017 and December 31, 2016 are summarized as follows (in thousands):

	April 1, 2017		December 31, 2016
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$9,731	9,731	9,271	9,271
Total assets	$9,731	9,731	9,271	9,271
Liabilities:
Deferred compensation liabilities	$12,088	12,088	11,126	11,126
Total liabilities	$12,088	12,088	11,126	11,126
The deferred compensation liabilities relate to the Dunkin’ Brands, Inc. non-qualified deferred compensation plans (“NQDC Plans”), which allow for pre-tax deferral of compensation for certain qualifying employees and directors. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds company-owned life insurance policies to partially offset the Company’s liabilities under the NQDC Plans. The changes in the fair value of any company-owned life insurance policies are derived using determinable cash surrender value. As such, the company-owned life insurance policies are classified within Level 2, as defined under U.S. GAAP.
The carrying value and estimated fair value of long-term debt as of April 1, 2017 and December 31, 2016 were as follows (in thousands):

	April 1, 2017		December 31, 2016
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$2,422,358	2,477,716	2,426,998	2,460,544
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, our long-term debt is classified within Level 2, as defined under U.S. GAAP.

(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of April 1, 2017 and December 31, 2016, one master licensee, including its majority-owned subsidiaries, accounted for approximately 21% and 15%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for either of the three month periods ended April 1, 2017 or March 26, 2016.
(f) Recent accounting pronouncements
Recently adopted accounting pronouncements
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. The Company early adopted this guidance in fiscal year 2017. The adoption of this guidance had no impact on the Company’s consolidated financial statements, and we do not expect any impact from this guidance when performing our annual goodwill impairment test on the first day of the third quarter of fiscal year 2017.
In November 2016, the FASB issued new guidance addressing diversity in practice that exists in the classification and presentation of changes in restricted cash in the statements of cash flows. The Company early adopted this guidance retrospectively in fiscal year 2017. Accordingly, changes in restricted cash that have historically been included within operating and financing activities have been eliminated, and restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances for all periods presented. The adoption of this guidance primarily resulted in a reduction of $4.2 million in net cash provided by operating activities for the three months ended March 26, 2016 and had no impact on the consolidated statements of operations and balance sheets.
In March 2016, the FASB issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. The Company adopted this guidance in fiscal year 2017, which had the following impact on the consolidated financial statements:

•
On a prospective basis, as required, the Company recorded excess tax benefits of $6.1 million to the provision for income taxes in the consolidated statements of operations for the three months ended April 1, 2017, instead of additional paid-in capital, in the consolidated balance sheets. As a result, net income increased $6.1 million and basic and diluted earnings per share increased $0.06 for the three months ended April 1, 2017.

•
Excess tax benefits are presented as operating cash inflows instead of financing cash inflows in the consolidated statements of cash flows, which the Company elected to apply on a retrospective basis. As a result, the Company classified $6.1 million and $538 thousand, for the three months ended April 1, 2017 and March 26, 2016, respectively, of excess tax benefits as operating cash inflows included within the change in prepaid income taxes, net in the consolidated statements of cash flows. The retrospective reclassification resulted in increases in cash provided by operating activities and cash used in financing activities of $538 thousand for the three months ended March 26, 2016.

•
The Company prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have a material impact on diluted earnings per share for the three months ended April 1, 2017.

Recent accounting pronouncements not yet adopted
In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease accounting guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new guidance in fiscal year 2019 and is currently evaluating the impact the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.

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
The new guidance is effective for the Company in fiscal year 2018. The Company intends to adopt this new guidance in fiscal year 2018 using the full retrospective transition method, which will result in restating each prior reporting period presented in the year of adoption.
The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective restaurant or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant, which we expect will result in a material impact to revenue recognized for franchise fees and renewal fees. The Company does not expect this new guidance to materially impact the recognition of royalty income or rental income.
The Company also expects the adoption of this new guidance to change the reporting of advertising fund contributions from franchisees and the related advertising fund expenditures, which are not currently included in the consolidated statements of operations. The Company expects the new guidance to require these advertising fund contributions and expenditures to be reported on a gross basis in the consolidated statements of operations. For the fiscal year ended December 31, 2016, franchisee contributions to the U.S. advertising funds were $430.3 million, and therefore we expect this change to have a material impact to our total revenues and expenses. However, we expect such contributions and expenditures to be largely offsetting and therefore do not expect a significant impact on our reported net income.
The Company is continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, in addition to the impact on accounting policies and related disclosures.
(g) Subsequent events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.
(3) Franchise fees and royalty income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended
	April 1, 2017	March 26, 2016
Royalty income	$119,702	113,366
Initial franchise fees and renewal income	10,367	10,417
Total franchise fees and royalty income	$130,069	123,783
The changes in franchised and company-operated points of distribution were as follows:

	Three months ended
	April 1, 2017	March 26, 2016
Systemwide points of distribution:
Franchised points of distribution in operation—beginning of period	20,080	19,308
Franchised points of distribution—opened	283	301
Franchised points of distribution—closed	(254)	(189)
Net transfers from company-operated points of distribution	—	10
Franchised points of distribution in operation—end of period	20,109	19,430
Company-operated points of distribution—end of period	—	41
Total systemwide points of distribution—end of period	20,109	19,471

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
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). If the Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the Class A-2-I and Class A-2-II Notes bear interest at fixed rates equal to 3.262% and 3.980%, respectively. If the Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the Class A-2-I and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year, payable in quarterly installments. No principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0, though the Company may elect to continue to make principal payments. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.
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
As of April 1, 2017, approximately $735.0 million and $1.72 billion of principal were outstanding on the Class A-2-I Notes and Class A-2-II Notes, respectively. Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $41.3 million. The effective interest rate, including the amortization of debt issuance costs, was 3.5% and 4.3% for the Class A-2-I Notes and Class A-2-II Notes, respectively, as of April 1, 2017.
As of April 1, 2017 and December 31, 2016, $25.9 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of April 1, 2017 or December 31, 2016.
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
(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	April 1, 2017	December 31, 2016
Gift card/certificate liability	$146,970	207,628
Gift card breakage liability	12,004	13,301
Accrued payroll and benefits	16,069	25,071
Accrued legal liabilities (see note 9(c))	5,604	5,555
Accrued interest	10,771	10,702
Accrued professional costs	3,285	2,170
Franchisee profit-sharing liability	4,157	11,083
Other	24,668	22,756
Total other current liabilities	$223,528	298,266
The decrease in the gift card/certificate liability was driven by the seasonality of our gift card program. The decrease in accrued payroll and benefits was primarily due to incentive compensation payments made during the three months ended April 1, 2017 related to fiscal year 2016. The franchisee profit-sharing liability represents amounts owed to franchisees from the net profits primarily on the sale of Dunkin’ K-Cup® pods and retail packaged coffee in certain retail outlets.
(6) Segment information
The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. As such, the Company has determined that it has four operating segments, which are its reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income and franchise fees. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement and rental income. Dunkin’ Donuts U.S. also derives revenue through rental income. Prior to the sale of all remaining company-operated restaurants in the fourth quarter of fiscal year 2016, Dunkin’ Donuts U.S. also derived revenue through retail sales at company-operated restaurants. Baskin-Robbins International primarily derives its revenues from sales of ice cream products, as well as royalty income, franchise fees, and license fees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, impairment of our equity method investments, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are generally consistent with those used in the consolidated financial statements.

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

	Revenues
	Three months ended
	April 1, 2017	March 26, 2016
Dunkin’ Donuts U.S.	$141,962	138,813
Dunkin’ Donuts International	5,295	7,250
Baskin-Robbins U.S.	10,547	10,561
Baskin-Robbins International	26,088	26,834
Total reportable segment revenues	183,892	183,458
Other	6,780	6,318
Total revenues	$190,672	189,776
Amounts included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended
	April 1, 2017	March 26, 2016
Dunkin’ Donuts U.S.	$107,974	100,444
Dunkin’ Donuts International	1,889	3,758
Baskin-Robbins U.S.	7,337	7,300
Baskin-Robbins International	7,979	8,384
Total reportable segments	125,179	119,886
Corporate	(28,512)	(28,699)
Interest expense, net	(24,550)	(24,732)
Amortization of other intangible assets	(5,327)	(5,761)
Long-lived asset impairment charges	(47)	(93)
Other income (losses), net	187	(370)
Income before income taxes	$66,930	60,231
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

	Net income (loss) of equity method investments
	Three months ended
	April 1, 2017	March 26, 2016
Dunkin’ Donuts International	$(90)	174
Baskin-Robbins International	2,026	2,075
Total reportable segments	1,936	2,249
Other	883	715
Total net income of equity method investments	$2,819	2,964

(7) Stockholders’ deficit
The changes in total stockholders’ deficit were as follows (in thousands):

Total stockholders’ deficit
Balance as of December 31, 2016	$(163,258)
Net income	47,467
Other comprehensive income	9,075
Dividends paid on common stock	(29,621)
Exercise of stock options	14,807
Share-based compensation expense	3,494
Other, net	(961)
Balance as of April 1, 2017	$(118,997)
(a) Equity incentive plans
During the three months ended April 1, 2017, the Company granted stock options to purchase 1,141,917 shares of common stock and 62,540 restricted stock units (“RSUs”) to certain employees. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $54.95 per share and have a weighted average grant-date fair value of $9.86 per share. The RSUs granted to employees vest in equal annual amounts over a three-year period subsequent to the grant date and have a weighted average grant-date fair value of $52.28 per share.
In addition, the Company granted 81,929 performance stock units (“PSUs”) to certain employees during the three months ended April 1, 2017. These PSUs are eligible to vest on February 16, 2020, subject to two separate vesting conditions. Of the total PSUs granted, 35,829 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 46,100 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $67.35 per share. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs have a grant-date fair value of $52.35 per share. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
Total compensation expense related to all share-based awards was $3.5 million and $4.1 million for the three months ended April 1, 2017 and March 26, 2016, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(b) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains on interest rate swaps	Other	Accumulated other comprehensive gain (loss)
Balance as of December 31, 2016	$(23,019)	1,144	(2,109)	(23,984)
Other comprehensive income (loss), net	8,739	(318)	654	9,075
Balance as of April 1, 2017	$(14,280)	826	(1,455)	(14,909)
(c) Dividends
The Company paid a quarterly dividend of $0.3225 per share of common stock on March 22, 2017, totaling approximately $29.6 million. On May 4, 2017, the Company announced that its board of directors approved the next quarterly dividend of

$0.3225 per share of common stock payable June 14, 2017 to shareholders of record as of the close of business on June 5, 2017.
(8) Earnings per share
The computation of basic and diluted earnings per common share is as follows (in thousands, except for share and per share data):

	Three months ended
	April 1, 2017	March 26, 2016
Net income—basic and diluted	$47,467	37,154
Weighted average number of common shares:
Common—basic	91,656,559	91,684,844
Common—diluted	93,120,231	92,618,269
Earnings per common share:
Common—basic	$0.52	0.41
Common—diluted	0.51	0.40
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,463,672 and 933,425 equity awards for the three months ended April 1, 2017 and March 26, 2016, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of April 1, 2017 and March 26, 2016, there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 2,135,477 and 4,512,079 equity awards for the three months ended April 1, 2017 and March 26, 2016, respectively, as they would be antidilutive.
(9) Commitments and contingencies
(a) Supply chain guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of April 1, 2017 and December 31, 2016, the Company was contingently liable under such supply chain agreements for approximately $130.4 million and $136.2 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of April 1, 2017 and December 31, 2016.
(b) Letters of credit
As of April 1, 2017 and December 31, 2016, the Company had standby letters of credit outstanding for a total of $25.9 million. There were no amounts drawn down on these letters of credit.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of April 1, 2017 and December 31, 2016, $5.6 million was included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses which may be incurred in connection with all outstanding litigation.

(10) Related-party transactions
(a) Advertising funds
As of April 1, 2017 and December 31, 2016, the Company had a net payable of $7.6 million and $11.9 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $2.9 million and $2.4 million for the three months ended April 1, 2017 and March 26, 2016. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made contributions to the advertising funds based on retail sales at company-operated restaurants of $281 thousand during the three months ended March 26, 2016, which are included in company-operated restaurant expenses in the consolidated statements of operations. No such contributions were made during the three months ended April 1, 2017, as the Company did not have any company-operated restaurants. The Company also funded advertising fund initiatives of $588 thousand and $505 thousand during the three months ended April 1, 2017 and March 26, 2016, respectively, which were contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 5).
(b) Equity method investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended
	April 1, 2017	March 26, 2016
B-R 31 Ice Cream Company., Ltd.	$289	321
BR-Korea Co., Ltd.	1,017	893
	$1,306	1,214
As of April 1, 2017 and December 31, 2016, the Company had $963 thousand and $1.1 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $1.1 million and $820 thousand during the three months ended April 1, 2017 and March 26, 2016, respectively, primarily for the purchase of ice cream products.
The Company recognized $1.0 million and $463 thousand during the three months ended April 1, 2017 and March 26, 2016, respectively, in the consolidated statements of operations from the sale of ice cream and other products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”). As of April 1, 2017 and December 31, 2016, the Company had $3.3 million and $2.6 million, respectively, of net receivables from the Australia JV, consisting of accounts and notes receivable, net of current liabilities.

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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With more than 20,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of April 1, 2017, Dunkin’ Donuts had 12,287 global points of distribution with restaurants in 41 U.S. states and the District of Columbia and in 45 foreign countries. Baskin-Robbins had 7,822 global points of distribution as of the same date, with restaurants in 43 U.S. states, the District of Columbia, Puerto Rico, and 51 foreign countries.
We are organized into four reporting segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We generate revenue from four primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) rental income from restaurant properties that we lease or sublease to franchisees, (iii) sales of ice cream and other products to franchisees in certain international markets, and (iv) other income including fees for the licensing of our brands for products sold in certain retail outlets, the licensing of the rights to manufacture Baskin-Robbins ice cream products sold to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees. Prior to completing the sale of all remaining company-operated restaurants in fiscal year 2016, we also generated revenue from retail store sales at our company-operated restaurants.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of April 1, 2017, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limit our working capital needs. For the three months ended April 1, 2017, franchisee contributions to the U.S. advertising funds were $101.6 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three-month periods ended April 1, 2017 and March 26, 2016 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended April 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended
	April 1, 2017	March 26, 2016
Financial data (in thousands):
Total revenues	$190,672	189,776
Operating income	91,293	85,333
Adjusted operating income	96,667	91,242
Net income	47,467	37,154
Adjusted net income	50,691	40,699
Systemwide sales (in millions):
Dunkin’ Donuts U.S.	$1,957.1	1,865.3
Dunkin’ Donuts International	174.9	167.5
Baskin-Robbins U.S.	129.1	129.9
Baskin-Robbins International	268.8	255.9
Total systemwide sales	$2,529.9	2,418.6
Systemwide sales growth	4.6%	4.4%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	—%	2.0%
Dunkin’ Donuts International	(0.2)%	(2.3)%
Baskin-Robbins U.S.	(2.4)%	5.0%
Baskin-Robbins International	(2.0)%	(8.2)%

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
Comparable store sales growth (decline) for Dunkin’ Donuts U.S. and Baskin-Robbins U.S. is calculated by including only sales from franchisee- and company-operated restaurants that have been open at least 78 weeks and that have reported sales in the current and comparable prior year week. Comparable store sales growth (decline) for Dunkin’ Donuts International and Baskin-Robbins International generally represents the growth in local currency average monthly sales for franchisee-operated restaurants, including joint ventures, that have been open at least 13 months and that have reported sales in the current and comparable prior year month.
Overall growth in systemwide sales of 4.6% for the three months ended April 1, 2017 over the same period in the prior fiscal year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 4.9% for the three months ended April 1, 2017 as a result of 384 net new restaurants opened since March 26, 2016. Dunkin' Donuts U.S. comparable store sales in the first quarter were flat as an increase in average ticket was offset by a decline in traffic. Increased sales of breakfast sandwiches were offset by a decline in beverage sales. The decline in beverage sales was due primarily to declines in hot coffee and espresso-based beverages, offset by an increase in iced coffee, including Cold Brew.

•
Dunkin’ Donuts International systemwide sales growth of 4.4% for the three months ended April 1, 2017, driven primarily by sales growth in Asia, the Middle East, and South America, offset by a decline in South Korea. Sales in South Korea and South America were positively impacted by favorable foreign exchange rates, while sales in Asia were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 3%. Dunkin’ Donuts International comparable store sales declined 0.2% for the three months ended April 1, 2017 due primarily to declines in South Korea and Europe, offset by gains in Asia and South America.

•
Baskin-Robbins U.S. systemwide sales decline of 0.6% for the three months ended April 1, 2017, resulting primarily from comparable store sales decline of 2.4%, driven by a decline in traffic offset by increased average ticket. Increased sales of cups and cones, as well as take-home pints, were offset by declines in beverages, soft serve, and sundaes.

•
Baskin-Robbins International systemwide sales growth of 5.0% for the three months ended April 1, 2017, primarily driven by sales growth in South Korea, Asia, and Canada, offset by declines in the Middle East and Japan. Sales in both South Korea and Japan were positively impacted by favorable foreign exchange rates. On a constant currency basis, systemwide sales for the three months ended April 1, 2017 increased by approximately 3%. Baskin-Robbins International comparable store sales declined 2.0% for the three months ended April 1, 2017 driven primarily by declines in the Middle East and Japan, offset by growth in South Korea.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three months ended April 1, 2017 and March 26, 2016 were as follows:

	April 1, 2017	March 26, 2016
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,884	8,500
Dunkin’ Donuts International	3,403	3,333
Baskin-Robbins U.S.	2,539	2,518
Baskin-Robbins International	5,283	5,120
Consolidated global points of distribution	20,109	19,471

	Three months ended
	April 1, 2017	March 26, 2016
Net openings (closings) during the period:
Dunkin’ Donuts U.S.	56	69
Dunkin’ Donuts International	(27)	14
Baskin-Robbins U.S.	1	(11)
Baskin-Robbins International	(1)	42
Consolidated global net openings	29	114
Total revenues increased $0.9 million, or 0.5%, for the three months ended April 1, 2017 due primarily to increased royalty income of $6.3 million as a result of systemwide sales growth, as well as an increase in rental income of $1.2 million due to an increase in the number of leases for franchised locations. These increases in revenues were offset by a decrease in sales at company-operated restaurants of $5.7 million as there were no company-operated points of distribution during the first quarter of 2017.
Operating income and adjusted operating income for the three months ended April 1, 2017 increased $6.0 million, or 7.0%, and $5.4 million, or 5.9%, respectively, primarily as a result of the increase in royalty income. Additionally, the prior year period was unfavorably impacted by the operating results of company-operated restaurants. These increases in operating income and adjusted operating income were offset by a gain recognized in connection with the sale of real estate in the prior year period.
Net income and adjusted net income for the three months ended April 1, 2017 increased $10.3 million, or 27.8%, and $10.0 million, or 24.6%, respectively, primarily as a result of the increases in operating income and adjusted operating income, as well as a decrease in tax expense. The decrease in tax expense was driven by $6.1 million of excess tax benefits from share-based compensation, which are now included in the provision for income taxes as a result of the required adoption of a new accounting standard in the current quarter (see note 2(f) to the unaudited consolidated financial statements included herein).
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, impairment of our equity method investments, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. We use adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies.
Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended
	April 1, 2017	March 26, 2016
	(In thousands)
Operating income	$91,293	85,333
Adjustments:
Amortization of other intangible assets	5,327	5,761
Long-lived asset impairment charges	47	93
Transaction-related costs(a)	—	55
Adjusted operating income	$96,667	91,242
Net income	$47,467	37,154
Adjustments:
Amortization of other intangible assets	5,327	5,761
Long-lived asset impairment charges	47	93
Transaction-related costs(a)	—	55
Tax impact of adjustments(b)	(2,150)	(2,364)
Adjusted net income	$50,691	40,699

(a)	Represents non-capitalizable costs incurred as a result of the securitized financing facility.

(b)	Tax impact of adjustments calculated at a 40% effective tax rate.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended
	April 1, 2017	March 26, 2016
Earnings per share:
Common—basic	$0.52	0.41
Common—diluted	0.51	0.40
Diluted adjusted earnings per share	0.54	0.44
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

The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended
	April 1, 2017	March 26, 2016
	(In thousands, except share and per share data)
Adjusted net income	$50,691	40,699
Weighted average number of common shares—diluted	93,120,231	92,618,269
Diluted adjusted earnings per share	$0.54	0.44
Results of operations
Consolidated results of operations

	Three months ended
	April 1, 2017	March 26, 2016	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$130,069	123,783	6,286	5.1%
Rental income	24,422	23,225	1,197	5.2%
Sales of ice cream and other products	25,297	25,891	(594)	(2.3)%
Sales at company-operated restaurants	—	5,670	(5,670)	(100.0)%
Other revenues	10,884	11,207	(323)	(2.9)%
Total revenues	$190,672	189,776	896	0.5%
Total revenues for the three months ended April 1, 2017 increased $0.9 million, or 0.5%, due primarily to an increase in franchise fees and royalty income of $6.3 million driven by Dunkin’ Donuts U.S. systemwide sales growth, as well as an increase in rental income of $1.2 million due to an increase in the number of leases for franchised locations. These increases in revenues were offset by a decrease in sales at company-operated restaurants of $5.7 million as there were no company-operated points of distribution during the first quarter of 2017. Also offsetting the increases in revenues was a decrease in sales of ice cream and other products due to a decline in sales of ice cream products to the Middle East, as well as a decrease in other revenues due primarily to a decrease in transfer fees.

	Three months ended
	April 1, 2017	March 26, 2016	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$14,138	13,196	942	7.1%
Cost of ice cream and other products	16,922	17,234	(312)	(1.8)%
Company-operated restaurant expenses	—	6,493	(6,493)	(100.0)%
General and administrative expenses, net	61,235	61,195	40	0.1%
Depreciation and amortization	10,411	10,894	(483)	(4.4)%
Long-lived asset impairment charges	47	93	(46)	(49.5)%
Total operating costs and expenses	$102,753	109,105	(6,352)	(5.8)%
Net income of equity method investments	2,819	2,964	(145)	(4.9)%
Other operating income, net	555	1,698	(1,143)	(67.3)%
Operating income	$91,293	85,333	5,960	7.0%
Occupancy expenses for franchised restaurants for the three months ended April 1, 2017 increased $0.9 million due primarily to an increase in the number of leases for franchised locations, as well as the reversal of a lease reserve in the prior year period as a result of entering into a new sublease agreement.
Net margin on ice cream and other products for the three months ended April 1, 2017 decreased to approximately $8.4 million due primarily to a decline in sales.

Company-operated restaurant expenses for the three months ended April 1, 2017 decreased $6.5 million as there were no company-operated points of distribution during the first quarter of 2017.
General and administrative expenses for the three months ended April 1, 2017 remained consistent with the prior year period as increases in personnel costs and other general expenses were offset by costs incurred in the prior year period to support the planned launch of ready-to-drink coffee beverages.
Depreciation and amortization for the three months ended April 1, 2017 decreased $0.5 million due primarily to certain intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases.
Long-lived asset impairment charges for the three months ended April 1, 2017 decreased $46 thousand, driven primarily by the timing of lease terminations, which resulted in the write-off of leasehold improvements and favorable lease intangible assets.
Net income of equity method investments for the three months ended April 1, 2017 decreased $0.1 million primarily as a result of a decrease in net income from our South Korea joint venture.
Other operating income, net, which includes gains recognized in connection with the sale of real estate, fluctuates based on the timing of such transactions.

	Three months ended
	April 1, 2017	March 26, 2016	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Interest expense, net	$24,550	24,732	(182)	(0.7)%
Other losses (gains), net	(187)	370	(557)	(150.5)%
Total other expense	$24,363	25,102	(739)	(2.9)%
The decrease in net interest expense of $0.2 million for the three months ended April 1, 2017 was driven primarily by an increase in interest income earned on our cash balances, as well as a decrease in interest expense due to a lower principal balance as a result of principal payments made on our long-term debt since the prior year period, offset by an increase in amortization of capitalized debt issuance costs.
The fluctuation in other losses (gains), net, for the three months ended April 1, 2017 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended
	April 1, 2017	March 26, 2016
	(In thousands, except percentages)
Income before income taxes	$66,930	60,231
Provision for income taxes	19,463	23,077
Effective tax rate	29.1%	38.3%
The decrease in the effective tax rate for the three months ended April 1, 2017 was driven by $6.1 million of excess tax benefits from share-based compensation, which are now included in the provision for income taxes as a result of the required adoption of a new accounting standard (see note 2(f) to the unaudited consolidated financial statements included herein).
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
Dunkin’ Donuts U.S.

	Three months ended
	April 1, 2017	March 26, 2016	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$107,175	101,523	5,652	5.6%
Franchise fees	9,243	7,068	2,175	30.8%
Rental income	23,524	22,385	1,139	5.1%
Sales at company-operated restaurants	—	5,670	(5,670)	(100.0)%
Other revenues	2,020	2,167	(147)	(6.8)%
Total revenues	$141,962	138,813	3,149	2.3%
Segment profit	$107,974	100,444	7,530	7.5%
Dunkin’ Donuts U.S. revenues increased $3.1 million for the three months ended April 1, 2017, due primarily to increases in royalty income driven by systemwide sales growth, franchise fees due to an increase in renewal income, and rental income driven by an increase in the number of leases for franchised locations. The increases in revenues were offset by a decline in sales at company-operated restaurants as there were no company-operated points of distribution during the first quarter of 2017.
Dunkin’ Donuts U.S. segment profit increased $7.5 million for the three months ended April 1, 2017, which was driven primarily by the increases in royalty income and franchise fees. Additionally, the prior year period was unfavorably impacted by the operating results of company-operated restaurants. The increases in segment profit were offset by a gain recognized in connection with the sale of real estate in the prior year period.
Dunkin’ Donuts International

	Three months ended
	April 1, 2017	March 26, 2016	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$4,412	4,240	172	4.1%
Franchise fees	895	2,890	(1,995)	(69.0)%
Other revenues	(12)	120	(132)	(110.0)%
Total revenues	$5,295	7,250	(1,955)	(27.0)%
Segment profit	$1,889	3,758	(1,869)	(49.7)%
Dunkin’ Donuts International revenues for the three months ended April 1, 2017 decreased by $2.0 million. The decrease in revenues was primarily a result of a decline in franchise fees as the prior year period included a significant market development fee recognized upon entry into a new market.
Segment profit for Dunkin’ Donuts International decreased $1.9 million for the three months ended April 1, 2017, primarily as a result of the decrease in revenues.

Baskin-Robbins U.S.

	Three months ended
	April 1, 2017	March 26, 2016	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$6,684	6,223	461	7.4%
Franchise fees	135	346	(211)	(61.0)%
Rental income	784	713	71	10.0%
Sales of ice cream and other products	526	571	(45)	(7.9)%
Other revenues	2,418	2,708	(290)	(10.7)%
Total revenues	$10,547	10,561	(14)	(0.1)%
Segment profit	$7,337	7,300	37	0.5%
Baskin-Robbins U.S. revenues and segment profit of $10.5 million and $7.3 million, respectively, for the three months ended April 1, 2017, remained consistent with the prior year period as decreases in other revenues and franchise fees were offset by an increase in royalty income.
Baskin-Robbins International

	Three months ended
	April 1, 2017	March 26, 2016	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$1,431	1,380	51	3.7%
Franchise fees	94	113	(19)	(16.8)%
Rental income	114	106	8	7.5%
Sales of ice cream and other products	24,404	25,063	(659)	(2.6)%
Other revenues	45	172	(127)	(73.8)%
Total revenues	$26,088	26,834	(746)	(2.8)%
Segment profit	$7,979	8,384	(405)	(4.8)%
Baskin-Robbins International revenues decreased $0.7 million for the three months ended April 1, 2017, due primarily to a decrease in sales of ice cream products to our licensees in the Middle East.
Baskin-Robbins International segment profit decreased $0.4 million for the three months ended April 1, 2017, as a result of a decrease in net margin on ice cream products driven by the decrease in sales.
Liquidity and capital resources
As of April 1, 2017, we held $323.2 million of cash and cash equivalents and $74.3 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $129.6 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liabilities (see note 5 to the unaudited consolidated financial statements included herein). In addition, as of April 1, 2017, we had a borrowing capacity of $74.1 million under our $100.0 million Variable Funding Notes (as defined below).
As a result of the adoption of new accounting standards during fiscal year 2017 that impacted the consolidated statements of cash flows (see note 2(f) to the unaudited consolidated financial statements included herein), the “Operating, investing, and financing cash flows” and “Adjusted operating and investing cash flow” sections below have been revised to reflect these changes for all periods presented.
Operating, investing, and financing cash flows
Net cash used in operating activities was $9.9 million for the three months ended April 1, 2017, as compared to net cash provided by operating activities in the prior year period of $22.8 million. The $32.8 million decrease in operating cash flows was driven primarily by unfavorable cash flows related to our gift card program due primarily to the timing of holidays and our prior year fiscal year end, as well as the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program. Offsetting these decreases were an increase in pre-tax net income excluding non-cash items, timing of payroll periods within our fiscal quarters, and timing of dividends received from equity method investments.
Net cash used in investing activities was $2.3 million for the three months ended April 1, 2017, as compared to $0.5 million in the prior fiscal year period. The $1.8 million decrease in investing cash flows was driven primarily by a decrease in proceeds received from the sale of real estate of $2.6 million, offset by a reduction in capital expenditures of $1.0 million.
Net cash used in financing activities was $21.7 million for the three months ended April 1, 2017, as compared to $63.7 million in the prior year period. The $42.0 million decrease in financing cash flows was driven primarily by cash used in the prior year period for repurchases of common stock of $30.0 million and incremental cash generated from the exercise of stock options in the current year period of $13.7 million. Offsetting these increases was additional cash used to pay the increased quarterly dividend of $2.2 million.
Adjusted operating and investing cash flow
Net cash flows from operating activities for the three months ended April 1, 2017 and March 26, 2016 include decreases of $48.4 million and $18.9 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs and excluding the fluctuation in restricted cash, we generated $36.2 million and $41.2 million of adjusted operating and investing cash flow during the three months ended April 1, 2017 and March 26, 2016, respectively.
The decrease in adjusted operating and investing cash flow was due primarily to the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program and a decrease in proceeds from the sale of real estate, offset by an increase in pre-tax net income excluding non-cash items, timing of payroll periods within our fiscal quarters, and timing of dividends received from equity method investments.
Adjusted operating and investing cash flow is a non-GAAP measure reflecting net cash provided by operating and investing activities, excluding the cash flows related to advertising funds and gift card/certificate programs. We use adjusted operating and investing cash flow as a key liquidity measure for the purpose of evaluating our ability to generate cash. We also believe adjusted operating and investing cash flow provides our investors with useful information regarding our historical cash flow results. This non-GAAP measurement is not intended to replace the presentation of our financial results in accordance with GAAP, and adjusted operating and investing cash flow does not represent residual cash flows available for discretionary expenditures. Use of the term adjusted operating and investing cash flow may differ from similar measures reported by other companies.
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Three months ended
	April 1, 2017	March 26, 2016
Net cash provided by (used in) operating activities	$(9,924)	22,827
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	48,361	18,875
Plus: Net cash used in investing activities	(2,255)	(459)
Adjusted operating and investing cash flow	$36,182	41,243
Borrowing capacity
Our securitized financing facility included original aggregate borrowings of approximately $2.60 billion, consisting of $2.50 billion Class A-2 Notes (as defined below) and $100.0 million of Variable Funding Notes (as defined below) which were undrawn at closing. As of April 1, 2017, there was approximately $2.45 billion of total principal outstanding on the Class A-2 Notes, while there was $74.1 million in available commitments under the Variable Funding Notes as $25.9 million of letters of credit were outstanding.
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
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). Principal amortization repayments, payable quarterly, are required on the Class A-2-I Notes and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year through the respective Anticipated Repayment Dates. No principal payments will be required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0, though the Company intends to continue to make the scheduled principal payments. If the Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service, may also cause a rapid amortization event.
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
As of April 1, 2017, we had a Net Debt to Adjusted EBITDA ratio of 4.6 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended April 1, 2017, respectively (in thousands):

April 1, 2017
Principal outstanding under Class A-2 Notes	$2,450,000
Total capital lease obligations	7,993
Less: cash and cash equivalents	(323,174)
Less: restricted cash, current	(74,339)
Plus: cash held for gift card/certificate programs	126,872
Net Debt	$2,187,352

Twelve months ended
April 1, 2017
Net income	$205,889
Interest expense	100,842
Income tax expense	114,059
Depreciation and amortization	42,054
Impairment charges	103
EBITDA	462,947
Adjustments:
Share-based compensation expense	16,528
Other(a)	1,171
Total adjustments	17,699
Adjusted EBITDA	$480,646

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
Recently Issued Accounting Standards
Recently adopted accounting pronouncements
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. We early adopted this guidance in fiscal year 2017. The adoption of this guidance had no impact on our consolidated financial statements, and we do not expect any impact from this guidance when performing our annual goodwill impairment test on the first day of the third quarter of fiscal year 2017.
In November 2016, the FASB issued new guidance addressing diversity in practice that exists in the classification and presentation of changes in restricted cash in the statements of cash flows. We early adopted this guidance retrospectively in fiscal year 2017. Accordingly, changes in restricted cash that have historically been included within operating and financing activities have been eliminated, and restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances for all periods presented. The adoption of this guidance primarily resulted in a reduction of $4.2 million in net cash provided by operating activities for the three months ended March 26, 2016 and had no impact on our consolidated statements of operations and balance sheets.
In March 2016, the FASB issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. We adopted this guidance in fiscal year 2017, which had the following impact on the consolidated financial statements:

•
On a prospective basis, as required, we recorded excess tax benefits of $6.1 million to the provision for income taxes in the consolidated statements of operations for the three months ended April 1, 2017, instead of additional paid-in capital, in the consolidated balance sheets. As a result, net income increased $6.1 million and basic and diluted earnings per share increased $0.06 for the three months ended April 1, 2017.

•
Excess tax benefits are presented as operating cash inflows instead of financing cash inflows in the consolidated statements of cash flows, which we elected to apply on a retrospective basis. As a result, we classified $6.1 million and

$538 thousand, for the three months ended April 1, 2017 and March 26, 2016, respectively, of excess tax benefits as operating cash inflows included within the change in prepaid income taxes, net in the consolidated statements of cash flows. The retrospective reclassification resulted in increases in cash provided by operating activities and cash used in financing activities of $538 thousand for the three months ended March 26, 2016.

•
We prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have a material impact on our diluted earnings per share for the three months ended April 1, 2017.

Recent accounting pronouncements not yet adopted
In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease accounting guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for us in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. We expect to adopt this new guidance in fiscal year 2019 and we are currently evaluating the impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures. We expect that substantially all of our operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption.
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
The new guidance is effective for us in fiscal year 2018. We intend to adopt this new guidance using the full retrospective transition method, which will result in restating each prior reporting period presented in the year of adoption.
We expect the adoption of the new guidance to change the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective restaurant or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant, which we expect will result in a material impact to revenue recognized for franchise fees and renewal fees. We do not expect this new guidance to materially impact the recognition of royalty income or rental income.
We also expect the adoption of this new guidance to change the reporting of advertising fund contributions from franchisees and the related advertising fund expenditures, which are not currently included in the consolidated statements of operations. We expect the new guidance to require these advertising fund contributions and expenditures to be reported on a gross basis in the consolidated statements of operations. For the fiscal year ended December 31, 2016, franchisee contributions to the U.S. advertising funds were $430.3 million, and therefore we expect this change to have a material impact to our total revenues and expenses. However, we expect such contributions and expenditures to be largely offsetting and therefore do not expect a significant impact on our reported net income.
We are continuing to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, in addition to the impact on accounting policies and related disclosures.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 1, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended April 1, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.        Other Information
Item 1.       Legal Proceedings
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. As of April 1, 2017, $5.6 million is recorded within other current liabilities in the consolidated balance sheets in connection with all outstanding litigation.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.
Item 6.       Exhibits
(a) Exhibits:

10.1	Offer Letter to Katherine Jaspon dated March 24, 2017

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DUNKIN’ BRANDS GROUP, INC.

Date:	May 10, 2017	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer