Form 10-Q
period 2017-07-01
DUNKIN' BRANDS GROUP, INC.
filed 2017-08-07
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 1, 2017
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of August 3, 2017, 90,241,464 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$264,662	361,425
Restricted cash	74,952	69,746
Accounts receivable, net of allowance for doubtful accounts of $4,646 and $4,778 as of July 1, 2017 and December 31, 2016, respectively	51,910	44,512
Notes and other receivables, net of allowance for doubtful accounts of $371 and $339 as of July 1, 2017 and December 31, 2016, respectively	32,095	40,672
Restricted assets of advertising funds	58,807	40,338
Prepaid income taxes	13,206	20,926
Prepaid expenses and other current assets	37,941	28,739
Total current assets	533,573	606,358
Property and equipment, net of accumulated depreciation of $131,333 and $124,675 as of July 1, 2017 and December 31, 2016, respectively	170,013	176,662
Equity method investments	124,679	114,738
Goodwill	888,291	888,272
Other intangible assets, net of accumulated amortization of $240,684 and $230,364 as of July 1, 2017 and December 31, 2016, respectively	1,368,026	1,378,720
Other assets	63,336	62,632
Total assets	$3,147,918	3,227,382
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$25,000	25,000
Capital lease obligations	618	589
Accounts payable	19,414	12,682
Liabilities of advertising funds	64,953	52,271
Deferred income	38,714	35,393
Other current liabilities	237,236	298,266
Total current liabilities	385,935	424,201
Long-term debt, net	2,392,732	2,401,998
Capital lease obligations	7,221	7,550
Unfavorable operating leases acquired	10,550	11,378
Deferred income	10,826	12,154
Deferred income taxes, net	453,511	461,810
Other long-term liabilities	72,544	71,549
Total long-term liabilities	2,947,384	2,966,439
Commitments and contingencies (note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 90,512,007 shares issued and 90,485,230 shares outstanding as of July 1, 2017; 91,464,229 shares issued and 91,437,452 shares outstanding as of December 31, 2016	90	91
Additional paid-in capital	763,055	807,492
Treasury stock, at cost; 26,777 shares as of July 1, 2017 and December 31, 2016	(1,060)	(1,060)
Accumulated deficit	(929,490)	(945,797)
Accumulated other comprehensive loss	(17,996)	(23,984)
Total stockholders’ deficit	(185,401)	(163,258)
Total liabilities and stockholders’ deficit	$3,147,918	3,227,382

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Revenues:
Franchise fees and royalty income	$145,066	137,195	275,135	260,978
Rental income	27,408	25,769	51,830	48,994
Sales of ice cream and other products	32,862	33,966	58,159	59,857
Sales at company-operated restaurants	—	4,643	—	10,313
Other revenues	13,186	14,736	24,070	25,943
Total revenues	218,522	216,309	409,194	406,085
Operating costs and expenses:
Occupancy expenses—franchised restaurants	14,287	13,614	28,425	26,810
Cost of ice cream and other products	22,199	22,827	39,121	40,061
Company-operated restaurant expenses	—	5,297	—	11,790
General and administrative expenses, net	62,382	63,459	123,617	124,654
Depreciation	5,071	5,178	10,155	10,311
Amortization of other intangible assets	5,333	5,568	10,660	11,329
Long-lived asset impairment charges	60	4	107	97
Total operating costs and expenses	109,332	115,947	212,085	225,052
Net income of equity method investments	4,327	3,717	7,146	6,681
Other operating income, net	33	2,062	588	3,760
Operating income	113,550	106,141	204,843	191,474
Other income (expense), net:
Interest income	425	124	746	273
Interest expense	(24,885)	(24,972)	(49,756)	(49,853)
Other income (losses), net	28	(102)	215	(472)
Total other expense, net	(24,432)	(24,950)	(48,795)	(50,052)
Income before income taxes	89,118	81,191	156,048	141,422
Provision for income taxes	33,414	31,601	52,877	54,678
Net income	$55,704	49,590	103,171	86,744
Earnings per share:
Common—basic	$0.61	0.54	1.13	0.95
Common—diluted	0.60	0.54	1.11	0.94
Cash dividends declared per common share	0.32	0.30	0.65	0.60
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income	$55,704	49,590	103,171	86,744
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $36 and $(231) for the three months ended July 1, 2017 and June 25, 2016, respectively, and $573 and $(429) for the six months ended July 1, 2017 and June 25, 2016, respectively	(2,768)	312	5,971	2,569
Effect of interest rate swaps, net of deferred tax benefit of $217 for each of the three months ended July 1, 2017 and June 25, 2016 and $434 for each of the six months ended July 1, 2017 and June 25, 2016	(318)	(318)	(636)	(636)
Other, net	(1)	(178)	653	(203)
Total other comprehensive income (loss), net	(3,087)	(184)	5,988	1,730
Comprehensive income	$52,617	49,406	109,159	88,474
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	July 1, 2017	June 25, 2016
Cash flows from operating activities:
Net income	$103,171	86,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,815	21,640
Amortization of debt issuance costs	3,234	3,134
Deferred income taxes	(8,333)	(7,590)
Provision for bad debt	100	170
Share-based compensation expense	7,247	8,307
Net income of equity method investments	(7,146)	(6,681)
Dividends received from equity method investments	3,950	4,441
Gain on sale of real estate and company-operated restaurants	(29)	(3,754)
Other, net	(1,818)	(829)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	2,696	39,434
Prepaid income taxes, net	7,651	9,436
Prepaid expenses and other current assets	(9,027)	(3,470)
Accounts payable	6,250	(1,142)
Other current liabilities	(61,606)	(68,590)
Liabilities of advertising funds, net	(5,358)	(2,902)
Deferred income	1,956	1,632
Other, net	201	2,156
Net cash provided by operating activities	63,954	82,136
Cash flows from investing activities:
Additions to property and equipment	(3,624)	(6,775)
Proceeds from sale of real estate and company-operated restaurants	—	7,427
Other, net	(99)	(872)
Net cash used in investing activities	(3,723)	(220)
Cash flows from financing activities:
Repayment of long-term debt	(12,500)	(12,500)
Dividends paid on common stock	(58,847)	(54,851)
Accelerated share repurchases of common stock	(100,000)	(30,000)
Exercise of stock options	19,928	3,933
Other, net	(799)	(559)
Net cash used in financing activities	(152,218)	(93,977)
Effect of exchange rates on cash, cash equivalents, and restricted cash	398	27
Decrease in cash, cash equivalents, and restricted cash	(91,589)	(12,034)
Cash, cash equivalents, and restricted cash, beginning of period	431,832	333,115
Cash, cash equivalents, and restricted cash, end of period	$340,243	321,081
Supplemental cash flow information:
Cash paid for income taxes	$53,736	53,174
Cash paid for interest	46,751	47,223
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,535	1,096
Purchase of leaseholds in exchange for capital lease obligations	—	389
Noncash financing activity:
Receivable from exercise of stock options included in notes and other receivables, net	1,385	—
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
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of July 1, 2017, the consolidated statements of operations and comprehensive income for the three and six months ended July 1, 2017 and June 25, 2016, and the consolidated statements of cash flows for the six months ended July 1, 2017 and June 25, 2016 are unaudited.
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
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended July 1, 2017 and June 25, 2016 reflect the results of operations for the 13-week and 26-week periods ended on those dates, respectively. Operating results for the three- and six-month periods ended July 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017.
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

Pursuant to new accounting guidance for fiscal year 2017, restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows (see note 2(f)). Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of July 1, 2017 and December 31, 2016 were as follows (in thousands):

	July 1, 2017	December 31, 2016
Cash and cash equivalents	$264,662	361,425
Restricted cash	74,952	69,746
Restricted cash, included in Other assets	629	661
Total cash, cash equivalents, and restricted cash	$340,243	431,832
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
Financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2017 and December 31, 2016 are summarized as follows (in thousands):

	July 1, 2017		December 31, 2016
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$10,018	10,018	9,271	9,271
Total assets	$10,018	10,018	9,271	9,271
Liabilities:
Deferred compensation liabilities	$12,534	12,534	11,126	11,126
Total liabilities	$12,534	12,534	11,126	11,126
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
The carrying value and estimated fair value of long-term debt as of July 1, 2017 and December 31, 2016 were as follows (in thousands):

	July 1, 2017		December 31, 2016
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$2,417,732	2,459,558	2,426,998	2,460,544
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, our long-term debt is classified within Level 2, as defined under U.S. GAAP.

(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of July 1, 2017 and December 31, 2016, one master licensee, including its majority-owned subsidiaries, accounted for approximately 20% and 15%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for each of the three and six months ended July 1, 2017. For the three and six months ended June 25, 2016, one master licensee, including its majority-owned subsidiaries, accounted for approximately 11% and 10%, respectively, of total revenues.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin’ Donuts and Baskin-Robbins products under licensing arrangements. As of July 1, 2017, one of these third parties accounted for approximately 11% of total accounts and notes receivable. No individual third party accounted for more than 10% of total accounts and notes receivable as of December 31, 2016.
(f) Recent accounting pronouncements
Recently adopted accounting pronouncements
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. The Company early adopted this guidance in fiscal year 2017. The adoption of this guidance had no impact on the Company’s consolidated financial statements, and we do not expect any impact from this guidance when performing our annual goodwill impairment test as of the first day of the third quarter of fiscal year 2017.
In November 2016, the FASB issued new guidance addressing diversity in practice that exists in the classification and presentation of changes in restricted cash in the statements of cash flows. The Company early adopted this guidance retrospectively in fiscal year 2017. Accordingly, changes in restricted cash that have historically been included within operating and financing activities have been eliminated, and restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances for all periods presented. The adoption of this guidance primarily resulted in an increase of $289 thousand in net cash provided by operating activities for the six months ended June 25, 2016 and had no impact on the consolidated statements of operations and balance sheets.
In March 2016, the FASB issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. The Company adopted this guidance in fiscal year 2017, which had the following impact on the consolidated financial statements:

•
On a prospective basis, as required, the Company recorded excess tax benefits of $660 thousand and $6.8 million to the provision for income taxes in the consolidated statements of operations for the three and six months ended July 1, 2017, respectively, instead of additional paid-in capital in the consolidated balance sheets. As a result, net income increased $660 thousand and $6.8 million, for the three and six months ended July 1, 2017, respectively, and basic and diluted earnings per share increased $0.01 and $0.07 for the three and six months ended July 1, 2017, respectively.

•
Excess tax benefits are presented as operating cash inflows instead of financing cash inflows in the consolidated statements of cash flows, which the Company elected to apply on a retrospective basis. As a result, the Company classified $6.8 million and $1.8 million for the six months ended July 1, 2017 and June 25, 2016, respectively, of excess tax benefits as operating cash inflows included within the change in prepaid income taxes, net in the consolidated statements of cash flows. The retrospective reclassification resulted in increases in cash provided by operating activities and cash used in financing activities of $1.8 million for the six months ended June 25, 2016.

•
The Company prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have a material impact on diluted earnings per share for the three and six months ended July 1, 2017.

Recent accounting pronouncements not yet adopted
Leases
In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease accounting guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new guidance in fiscal year 2019 and is currently evaluating the impact the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures. The Company expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption, thereby having a material impact to its consolidated balance sheet.
Revenue from Contracts with Customers
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services.
The new guidance is effective for the Company in fiscal year 2018. The Company intends to adopt this new guidance in fiscal year 2018 using the full retrospective transition method, which will result in restating each prior reporting period presented, fiscal years 2016 and 2017, in the year of adoption. Additionally, a cumulative effect adjustment will be recorded to the opening balance of accumulated deficit as of the first day of fiscal year 2016, the earliest period presented. Based on the expected impacts described below, the Company expects such cumulative effect adjustment to be material to the opening balance of accumulated deficit.
The Company expects the adoption of the new guidance to change the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal fees. Currently, these fees are generally recognized upfront upon either opening of the respective restaurant or when a renewal agreement becomes effective. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant, which we expect will result in a material impact to revenue recognized for initial franchise fees and renewal fees. The Company does not expect this new guidance to materially impact the recognition of royalty income. Additionally, rental income is outside the scope of this new guidance, and therefore will not be impacted.
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
Though the majority of the assessment phase is complete, the Company continues to evaluate the impact the adoption of this new guidance will have on these and other revenue transactions, in addition to the impact on accounting policies and related disclosures. Additionally, the Company is in the process of implementing new accounting systems, business processes, and internal controls related to revenue recognition to assist in the application of the new guidance.
(g) Subsequent events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.

(3) Franchise fees and royalty income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Royalty income	$134,192	126,838	253,894	240,204
Initial franchise fees and renewal income	10,874	10,357	21,241	20,774
Total franchise fees and royalty income	$145,066	137,195	275,135	260,978
The changes in franchised and company-operated points of distribution were as follows:

	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Systemwide points of distribution:
Franchised points of distribution in operation—beginning of period	20,109	19,430	20,080	19,308
Franchised points of distribution—opened	319	377	602	678
Franchised points of distribution—closed	(186)	(179)	(440)	(368)
Net transfers from company-operated points of distribution	—	12	—	22
Franchised points of distribution in operation—end of period	20,242	19,640	20,242	19,640
Company-operated points of distribution—end of period	—	29	—	29
Total systemwide points of distribution—end of period	20,242	19,669	20,242	19,669
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
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). If the Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the Class A-2-I and Class A-2-II Notes bear interest at fixed rates equal to 3.262% and 3.980%, respectively. If the Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the Class A-2-I and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year, payable in quarterly installments. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0, though the Company intends to continue to make the scheduled principal payments. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.

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
As of July 1, 2017, approximately $733.1 million and $1.71 billion of principal were outstanding on the Class A-2-I Notes and Class A-2-II Notes, respectively. Total debt issuance costs incurred and capitalized in connection with the issuance of the Notes were $41.3 million. The effective interest rate, including the amortization of debt issuance costs, was 3.5% and 4.3% for the Class A-2-I Notes and Class A-2-II Notes, respectively, as of July 1, 2017.
As of July 1, 2017 and December 31, 2016, $25.9 million of letters of credit were outstanding against the Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of July 1, 2017 or December 31, 2016.
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
(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	July 1, 2017	December 31, 2016
Gift card/certificate liability	$150,880	207,628
Gift card breakage liability	7,841	13,301
Accrued payroll and benefits	20,262	25,071
Accrued legal liabilities (see note 9(c))	6,052	5,555
Accrued interest	10,898	10,702
Accrued professional costs	2,806	2,170
Franchisee profit-sharing liability	9,912	11,083
Other	28,585	22,756
Total other current liabilities	$237,236	298,266
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

	Revenues
	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Dunkin’ Donuts U.S.	$157,080	153,660	299,042	292,473
Dunkin’ Donuts International	4,495	5,218	9,790	12,468
Baskin-Robbins U.S.	14,347	13,738	24,894	24,299
Baskin-Robbins International	33,978	34,840	60,066	61,674
Total reportable segment revenues	209,900	207,456	393,792	390,914
Other	8,622	8,853	15,402	15,171
Total revenues	$218,522	216,309	409,194	406,085
Amounts included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Dunkin’ Donuts U.S.	$122,548	116,085	230,522	216,529
Dunkin’ Donuts International	1,454	1,975	3,343	5,733
Baskin-Robbins U.S.	10,970	10,738	18,307	18,038
Baskin-Robbins International	12,501	11,079	20,480	19,463
Total reportable segments	147,473	139,877	272,652	259,763
Corporate	(28,530)	(28,164)	(57,042)	(56,863)
Interest expense, net	(24,460)	(24,848)	(49,010)	(49,580)
Amortization of other intangible assets	(5,333)	(5,568)	(10,660)	(11,329)
Long-lived asset impairment charges	(60)	(4)	(107)	(97)
Other income (losses), net	28	(102)	215	(472)
Income before income taxes	$89,118	81,191	156,048	141,422

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

	Net income (loss) of equity method investments
	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Dunkin’ Donuts International	$13	304	(77)	478
Baskin-Robbins International	2,950	2,303	4,976	4,378
Total reportable segments	2,963	2,607	4,899	4,856
Other	1,364	1,110	2,247	1,825
Total net income of equity method investments	$4,327	3,717	7,146	6,681
(7) Stockholders’ deficit
The changes in total stockholders’ deficit were as follows (in thousands):

Total stockholders’ deficit
Balance as of December 31, 2016	$(163,258)
Net income	103,171
Other comprehensive income	5,988
Dividends paid on common stock	(58,847)
Exercise of stock options	21,313
Accelerated share repurchases of common stock	(100,000)
Share-based compensation expense	7,247
Other, net	(1,015)
Balance as of July 1, 2017	$(185,401)
(a) Treasury stock
During the three months ended July 1, 2017, the Company entered into and completed an accelerated share repurchase agreement (the “May 2017 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the May 2017 ASR Agreement, the Company paid the financial institution $100.0 million in cash and received 1,757,568 shares of the Company’s common stock during the three months ended July 1, 2017 based on a weighted average cost per share of $56.90 over the term of the May 2017 ASR Agreement.
The Company accounts for treasury stock under the cost method based on the cost of the shares on the dates of repurchase and any direct costs incurred. During the three months ended July 1, 2017, the Company retired the 1,757,568 shares of treasury stock repurchased under the May 2017 ASR Agreement. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $14.6 million and an increase in accumulated deficit of $85.4 million.
(b) Equity incentive plans
During the six months ended July 1, 2017, the Company granted stock options to purchase 1,172,348 shares of common stock and 78,660 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with a weighted average exercise price of $55.05 per share and have a weighted average grant-date fair value of $9.88 per share. The RSUs granted to employees and members of our board of directors vest in equal annual amounts over a three-year period and a one-year period, respectively, subsequent to the grant date and have a weighted average grant-date fair value of $52.71 per share.
In addition, the Company granted 84,024 performance stock units (“PSUs”) to certain employees during the six months ended July 1, 2017. These PSUs are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 36,712 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 47,312 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted average grant-date fair value of $67.59 per share. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs have a weighted average grant-date fair value of $52.45 per share. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
Total compensation expense related to all share-based awards was $3.8 million and $4.2 million for the three months ended July 1, 2017 and June 25, 2016, respectively, and $7.2 million and $8.3 million for the six months ended July 1, 2017 and June 25, 2016, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(c) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains on interest rate swaps	Other	Accumulated other comprehensive gain (loss)
Balance as of December 31, 2016	$(23,019)	1,144	(2,109)	(23,984)
Other comprehensive income (loss), net	5,971	(636)	653	5,988
Balance as of July 1, 2017	$(17,048)	508	(1,456)	(17,996)
(d) Dividends
The Company paid a quarterly dividend of $0.3225 per share of common stock on June 14, 2017 and March 22, 2017, totaling approximately $29.2 million and $29.6 million, respectively. On July 27, 2017, the Company announced that its board of directors approved the next quarterly dividend of $0.3225 per share of common stock payable September 6, 2017 to shareholders of record as of the close of business on August 28, 2017.
(8) Earnings per share
The computation of basic and diluted earnings per common share is as follows (in thousands, except for share and per share data):

	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net income—basic and diluted	$55,704	49,590	103,171	86,744
Weighted average number of common shares:
Common—basic	91,207,455	91,504,563	91,432,007	91,594,704
Common—diluted	92,606,525	92,451,913	92,863,378	92,535,091
Earnings per common share:
Common—basic	$0.61	0.54	1.13	0.95
Common—diluted	0.60	0.54	1.11	0.94
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,399,070 and 947,350 equity awards for the three months ended July 1, 2017 and June 25, 2016, respectively, and includes the dilutive effect of 1,431,371 and 940,387 equity awards for the six months ended July 1, 2017 and June 25, 2016, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of July 1, 2017 and June 25, 2016, there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes

1,123,482 and 4,210,753 equity awards for the three months ended July 1, 2017 and June 25, 2016, respectively, and 1,629,480 and 4,361,416 equity awards for the six months ended July 1, 2017 and June 25, 2016, respectively, as they would be antidilutive.
(9) Commitments and contingencies
(a) Supply chain guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of July 1, 2017 and December 31, 2016, the Company was contingently liable under such supply chain agreements for approximately $122.4 million and $136.2 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of July 1, 2017 and December 31, 2016.
(b) Letters of credit
As of July 1, 2017 and December 31, 2016, the Company had standby letters of credit outstanding for a total of $25.9 million. There were no amounts drawn down on these letters of credit.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of July 1, 2017 and December 31, 2016, $6.1 million and $5.6 million, respectively, was included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses which may be incurred in connection with all outstanding litigation.
(10) Related-party transactions
(a) Advertising funds
As of July 1, 2017 and December 31, 2016, the Company had a net payable of $6.1 million and $11.9 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $2.7 million and $2.5 million for the three months ended July 1, 2017 and June 25, 2016, respectively, and $5.6 million and $4.8 million for the six months ended July 1, 2017 and June 25, 2016, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $2.3 million during the three and six months ended July 1, 2017. An immaterial amount of such contributions were made during the three and six months ended June 25, 2016. Additionally, the Company made contributions to the advertising funds based on retail sales at company-operated restaurants of $233 thousand and $514 thousand during the three and six months ended June 25, 2016, which are included in company-operated restaurant expenses in the consolidated statements of operations. No such contributions were made during the three and six months ended July 1, 2017, as the Company did not have any company-operated restaurants during these periods. The Company also funded advertising fund initiatives of $630 thousand and $495 thousand during the three months ended July 1, 2017 and June 25, 2016, respectively, and $1.2 million and $1.0 million during the six months ended July 1, 2017 and June 25, 2016, respectively, which were contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 5).

(b) Equity method investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
B-R 31 Ice Cream Company., Ltd.	$587	570	876	891
BR-Korea Co., Ltd.	1,035	968	2,052	1,861
	$1,622	1,538	2,928	2,752
As of July 1, 2017 and December 31, 2016, the Company had $1.2 million and $1.1 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $742 thousand and $805 thousand during the three months ended July 1, 2017 and June 25, 2016, respectively, and $1.8 million and $1.6 million during the six months ended July 1, 2017 and June 25, 2016, respectively, primarily for the purchase of ice cream products.
The Company recognized $958 thousand and $1.3 million during the three months ended July 1, 2017 and June 25, 2016, respectively, and $2.0 million and $1.7 million during the six months ended July 1, 2017 and June 25, 2016, respectively, in the consolidated statements of operations from the sale of ice cream and other products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”). As of July 1, 2017 and December 31, 2016, the Company had $3.0 million and $2.6 million, respectively, of net receivables from the Australia JV, consisting of accounts and notes receivable, net of current liabilities.

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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With more than 20,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of July 1, 2017, Dunkin’ Donuts had 12,350 global points of distribution with restaurants in 41 U.S. states, the District of Columbia, and 45 foreign countries. Baskin-Robbins had 7,892 global points of distribution as of the same date, with restaurants in 43 U.S. states, the District of Columbia, Puerto Rico, and 51 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution during fiscal year 2017, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limit our working capital needs. For the six months ended July 1, 2017, franchisee contributions to the U.S. advertising funds were $216.3 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended July 1, 2017 and June 25, 2016 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended July 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Financial data (in thousands):
Total revenues	$218,522	216,309	409,194	406,085
Operating income	113,550	106,141	204,843	191,474
Adjusted operating income	118,943	111,294	215,610	202,536
Net income	55,704	49,590	103,171	86,744
Adjusted net income	58,940	52,682	109,631	93,381
Systemwide sales (in millions):
Dunkin’ Donuts U.S.	$2,175.0	2,056.9	4,132.1	3,922.2
Dunkin’ Donuts International	169.4	175.0	344.3	342.5
Baskin-Robbins U.S.	187.5	183.0	316.6	312.9
Baskin-Robbins International	370.7	360.0	639.5	616.0
Total systemwide sales	$2,902.6	2,774.9	5,432.5	5,193.5
Systemwide sales growth	4.6%	3.8%	4.6%	4.1%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	0.8%	0.5%	0.4%	1.2%
Dunkin’ Donuts International	(2.8)%	(3.1)%	(1.3)%	(2.6)%
Baskin-Robbins U.S.	(0.9)%	0.6%	(1.4)%	2.3%
Baskin-Robbins International	3.3%	(6.6)%	0.9%	(7.3)%

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
Overall growth in systemwide sales of 4.6% for each of the three- and six-month periods ended July 1, 2017 over the same periods in the prior fiscal year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 5.7% and 5.4% for the three and six months ended July 1, 2017 was primarily a result of 375 net new restaurants opened since June 25, 2016 and comparable store sales growth of 0.8% and 0.4%, respectively. The increases in comparable store sales were driven by increased average ticket, offset by a decline in traffic. Growth was primarily driven by sales of breakfast sandwiches. Beverage sales increased for the three months ended July 1, 2017, led by an increase in iced coffee as Cold Brew sales continue to grow, while beverage sales decreased for the six months ended July 1, 2017 due primarily to a decline in hot coffee, offset by an increase in iced coffee, driven by Cold Brew sales.

•
Dunkin’ Donuts International systemwide sales declined 3.2% for the three months ended July 1, 2017, driven primarily by sales declines in South Korea, Southeast Asia, and Europe, offset by sales growth in South America, the Middle East, and China. Systemwide sales grew 0.5% for the six months ended July 1, 2017, driven primarily by sales growth in the Middle East, South America, and China, offset by a decline in South Korea. For both the three- and six-month periods, sales in South Korea were positively impacted by foreign exchange rates, while sales in Southeast Asia were negatively impacted by foreign exchange rates. Additionally, sales in South America for the six months ended July 1, 2017 were positively impacted by foreign exchange rates. On a constant currency basis, systemwide sales decreased by approximately 3% for the three months ended July 1, 2017, while systemwide sales remained flat for the six months ended July 1, 2017. Dunkin’ Donuts International comparable store sales declined 2.8% and 1.3% for the three and six months ended July 1, 2017, respectively, due primarily to declines in South Korea, Europe, and the Middle East, offset by growth in South America. Additionally, declines in Southeast Asia contributed to the comparable store sales decline for the three-month period, while growth in Southeast Asia offset the comparable store sales decline for the six-month period.

•
Baskin-Robbins U.S. systemwide sales growth of 2.5% and 1.2% for the three and six months ended July 1, 2017, respectively, was primarily a result of 21 net new restaurants opened since June 25, 2016. Offsetting the systemwide sales growth were comparable store sales declines of 0.9% and 1.4% for the three and six months ended, respectively, driven by a decline in traffic, offset by increased average ticket. Sales of cups and cones, desserts, and beverages decreased, offset by increased sales in take-home products for the three months ended July 1, 2017. Sales of beverages, soft serve, and sundaes decreased, offset by increased sales in take-home products for the six months ended July 1, 2017.

•
Baskin-Robbins International systemwide sales growth of 3.0% and 3.8% for the three and six months ended July 1, 2017, respectively, was driven by sales growth in South Korea and Japan, offset by declines in Europe and the Middle East. Also contributing to the systemwide sales growth for the six months ended July 1, 2017 was an increase in sales in Canada, offset by a decline in China. Sales in South Korea were positively impacted by foreign exchange rates, while sales in Japan were negatively impacted by foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 3% for each of the three- and six-month periods ended July 1, 2017. Baskin-Robbins International comparable store sales growth of 3.3% and 0.9% for the three and six months ended July 1, 2017 was driven primarily by growth in South Korea and Japan, offset by declines in the Middle East.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and six months ended July 1, 2017 and June 25, 2016 were as follows:

	July 1, 2017	June 25, 2016
Points of distribution, at period end:
Dunkin’ Donuts U.S.	8,948	8,573
Dunkin’ Donuts International	3,402	3,368
Baskin-Robbins U.S.	2,551	2,530
Baskin-Robbins International	5,341	5,198
Consolidated global points of distribution	20,242	19,669

	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Net openings (closings) during the period:
Dunkin’ Donuts U.S.	64	73	120	142
Dunkin’ Donuts International	(1)	35	(28)	49
Baskin-Robbins U.S.	12	12	13	1
Baskin-Robbins International	58	78	57	120
Consolidated global net openings	133	198	162	312
Total revenues increased $2.2 million, or 1.0%, and $3.1 million, or 0.8%, for the three and six months ended July 1, 2017, respectively, due primarily to increased royalty income as a result of systemwide sales growth, as well as an increase in rental income due to an increase in the number of leases for franchised locations. These increases in revenues were offset by a decrease in sales at company-operated restaurants as there were no company-operated points of distribution during 2017. Also offsetting the increases in revenues was a decrease in other revenues due primarily to decreases in transfer fees and refranchising gains, as well as a decrease in sales of ice cream and other products due to a decline in sales of ice cream and other products to the Middle East.

Operating income and adjusted operating income for the three months ended July 1, 2017 increased $7.4 million, or 7.0%, and $7.6 million, or 6.9%, respectively, from the prior year period. Operating income and adjusted operating income for the six months ended July 1, 2017 increased $13.4 million, or 7.0%, and $13.1 million, or 6.5%, respectively, from the prior year period. The increases were primarily a result of the increase in royalty income, an increase in rental margin, and a decrease in general and administrative expenses. Additionally, the prior year periods were unfavorably impacted by the operating results of company-operated restaurants. The increases in operating income and adjusted operating income were offset by a gain recognized in connection with the sale of company-operated restaurants in the prior year periods, as well as the decrease in other revenues.
Net income and adjusted net income for the three months ended July 1, 2017 increased $6.1 million, or 12.3%, and $6.3 million, or 11.9%, respectively, primarily as a result of the increases in operating income and adjusted operating income, offset by an increase in tax expense.
Net income and adjusted net income for the six months ended July 1, 2017 increased $16.4 million, or 18.9%, and $16.3 million, or 17.4%, respectively, primarily as a result of the increases in operating income and adjusted operating income, as well as a decrease in tax expense. Tax expense for the six months ended July 1, 2017 included $6.8 million of excess tax benefits from share-based compensation, which are now included in the provision for income taxes as a result of the required adoption of a new accounting standard in the first quarter (see note 2(f) to the unaudited consolidated financial statements included herein).
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
Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In thousands)
Operating income	$113,550	106,141	204,843	191,474
Adjustments:
Amortization of other intangible assets	5,333	5,568	10,660	11,329
Long-lived asset impairment charges	60	4	107	97
Transaction-related costs(a)	—	9	—	64
Bertico and related litigation	—	(428)	—	(428)
Adjusted operating income	$118,943	111,294	215,610	202,536
Net income	$55,704	49,590	103,171	86,744
Adjustments:
Amortization of other intangible assets	5,333	5,568	10,660	11,329
Long-lived asset impairment charges	60	4	107	97
Transaction-related costs(a)	—	9	—	64
Bertico and related litigation	—	(428)	—	(428)
Tax impact of adjustments(b)	(2,157)	(2,061)	(4,307)	(4,425)
Adjusted net income	$58,940	52,682	109,631	93,381

(a)	Represents non-capitalizable costs incurred as a result of the securitized financing facility.

(b)	Tax impact of adjustments calculated at a 40% effective tax rate.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Earnings per share:
Common—basic	$0.61	0.54	1.13	0.95
Common—diluted	0.60	0.54	1.11	0.94
Diluted adjusted earnings per share	0.64	0.57	1.18	1.01
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In thousands, except share and per share data)
Adjusted net income	$58,940	52,682	109,631	93,381
Weighted average number of common shares—diluted	92,606,525	92,451,913	92,863,378	92,535,091
Diluted adjusted earnings per share	$0.64	0.57	1.18	1.01
Results of operations
Consolidated results of operations

	Three months ended				Six months ended
	July 1, 2017	June 25, 2016	Increase (Decrease)		July 1, 2017	June 25, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$145,066	137,195	7,871	5.7%	$275,135	260,978	14,157	5.4%
Rental income	27,408	25,769	1,639	6.4%	51,830	48,994	2,836	5.8%
Sales of ice cream and other products	32,862	33,966	(1,104)	(3.3)%	58,159	59,857	(1,698)	(2.8)%
Sales at company-operated restaurants	—	4,643	(4,643)	(100.0)%	—	10,313	(10,313)	(100.0)%
Other revenues	13,186	14,736	(1,550)	(10.5)%	24,070	25,943	(1,873)	(7.2)%
Total revenues	$218,522	216,309	2,213	1.0%	$409,194	406,085	3,109	0.8%
Total revenues for the three and six months ended July 1, 2017 increased $2.2 million, or 1.0%, and $3.1 million, or 0.8%, respectively. The increases were due primarily to an increase in franchise fees and royalty income driven by Dunkin’ Donuts U.S. systemwide sales growth, as well as an increase in rental income due to an increase in the number of leases for franchised locations. These increases in revenues were offset by a decrease in sales at company-operated restaurants as there were no company-operated points of distribution during 2017. Also offsetting the increases in revenues was a decrease in other revenues due primarily to decreases in transfer fees and refranchising gains, as well as a decrease in sales of ice cream and other products due to a decline in sales of ice cream products to our licensees in the Middle East.

	Three months ended				Six months ended
	July 1, 2017	June 25, 2016	Increase (Decrease)		July 1, 2017	June 25, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$14,287	13,614	673	4.9%	$28,425	26,810	1,615	6.0%
Cost of ice cream and other products	22,199	22,827	(628)	(2.8)%	39,121	40,061	(940)	(2.3)%
Company-operated restaurant expenses	—	5,297	(5,297)	(100.0)%	—	11,790	(11,790)	(100.0)%
General and administrative expenses, net	62,382	63,459	(1,077)	(1.7)%	123,617	124,654	(1,037)	(0.8)%
Depreciation and amortization	10,404	10,746	(342)	(3.2)%	20,815	21,640	(825)	(3.8)%
Long-lived asset impairment charges	60	4	56	1,400.0%	107	97	10	10.3%
Total operating costs and expenses	$109,332	115,947	(6,615)	(5.7)%	$212,085	225,052	(12,967)	(5.8)%
Net income of equity method investments	4,327	3,717	610	16.4%	7,146	6,681	465	7.0%
Other operating income, net	33	2,062	(2,029)	(98.4)%	588	3,760	(3,172)	(84.4)%
Operating income	$113,550	106,141	7,409	7.0%	$204,843	191,474	13,369	7.0%
Occupancy expenses for franchised restaurants for the three and six months ended July 1, 2017 increased $0.7 million and $1.6 million, respectively, due primarily to an increase in the number of leases for franchised locations.
Net margin on ice cream and other products for the three and six months ended July 1, 2017 decreased $0.5 million, or 4.3%, and $0.8 million, or 3.8%, respectively, due primarily to a decline in sales.
Company-operated restaurant expenses for the three and six months ended July 1, 2017 decreased $5.3 million and $11.8 million, respectively, as all remaining company-operated points of distribution were sold by the end of fiscal 2016.
General and administrative expenses for the three and six months ended July 1, 2017 decreased $1.1 million and $1.0 million, respectively, due primarily to decreases in professional fees and other general expenses. These decreases in general and administrative expenses were offset by costs incurred during the three months ended July 1, 2017 to support brand-building activities, as well as an increase in personnel costs.
Depreciation and amortization for the three and six months ended July 1, 2017 decreased $0.3 million and $0.8 million, respectively, due primarily to certain intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases.
Long-lived asset impairment charges for the three and six months ended July 1, 2017 increased slightly from the prior year periods, as such charges generally fluctuate based on the timing of lease terminations and the related write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three and six months ended July 1, 2017 increased $0.6 million and $0.5 million, respectively, primarily as a result of an increase in net income from our Japan joint venture.
Other operating income, net, which includes gains recognized in connection with the sale of real estate, fluctuates based on the timing of such transactions. Other operating income, net, for the three and six months ended June 25, 2016 includes a $2.1 million gain recognized in connection with the sale of twelve company-operated points of distribution.

	Three months ended				Six months ended
	July 1, 2017	June 25, 2016	Increase (Decrease)		July 1, 2017	June 25, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$24,460	24,848	(388)	(1.6)%	$49,010	49,580	(570)	(1.1)%
Other losses (income), net	(28)	102	(130)	(127.5)%	(215)	472	(687)	(145.6)%
Total other expense	$24,432	24,950	(518)	(2.1)%	$48,795	50,052	(1,257)	(2.5)%
The decrease in net interest expense of $0.4 million and $0.6 million for the three and six months ended July 1, 2017, respectively, was driven primarily by an increase in interest income earned on our cash balances, as well as a decrease in interest expense due to a lower principal balance as a result of principal payments made on our long-term debt since the prior year periods, offset by an increase in amortization of capitalized debt issuance costs.
The fluctuation in other losses (income), net, for the three and six months ended July 1, 2017 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended		Six months ended
	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
	(In thousands, except percentages)
Income before income taxes	$89,118	81,191	156,048	141,422
Provision for income taxes	33,414	31,601	52,877	54,678
Effective tax rate	37.5%	38.9%	33.9%	38.7%
The decrease in the effective tax rate for the three and six months ended July 1, 2017 was driven by $0.7 million and $6.8 million, respectively, of excess tax benefits from share-based compensation, which are now included in the provision for income taxes as a result of the required adoption of a new accounting standard (see note 2(f) to the unaudited consolidated financial statements included herein).
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

Dunkin’ Donuts U.S.

	Three months ended				Six months ended
	July 1, 2017	June 25, 2016	Increase (Decrease)		July 1, 2017	June 25, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$119,097	112,031	7,066	6.3%	$226,272	213,554	12,718	6.0%
Franchise fees	10,065	9,337	728	7.8%	19,308	16,405	2,903	17.7%
Rental income	26,532	24,928	1,604	6.4%	50,056	47,313	2,743	5.8%
Sales at company-operated restaurants	—	4,643	(4,643)	(100.0)%	—	10,313	(10,313)	(100.0)%
Other revenues	1,386	2,721	(1,335)	(49.1)%	3,406	4,888	(1,482)	(30.3)%
Total revenues	$157,080	153,660	3,420	2.2%	$299,042	292,473	6,569	2.2%
Segment profit	$122,548	116,085	6,463	5.6%	$230,522	216,529	13,993	6.5%
Dunkin’ Donuts U.S. revenues increased $3.4 million and $6.6 million for the three and six months ended July 1, 2017, respectively, due primarily to increases in royalty income driven by systemwide sales growth, as well as an increase in rental income driven by an increase in the number of leases for franchised locations. Additionally, franchise fees increased due primarily to an increase in renewal income, offset by a decrease in gross openings. The increases in revenues were offset by a decline in sales at company-operated restaurants as there were no company-operated points of distribution during 2017, as well as a decrease in other revenues driven by transfer fees and refranchising gains in the prior year periods.
Dunkin’ Donuts U.S. segment profit increased $6.5 million and $14.0 million for the three and six months ended July 1, 2017, respectively, driven primarily by increases in royalty income, franchise fees, and rental margin. Additionally, prior year periods were unfavorably impacted by the operating results of company-operated restaurants. The increases in segment profit were offset by a gain recognized in connection with the sale of company-operated restaurants during the three months ended June 25, 2016, as well as a gain recognized in connection with the sale of real estate during the six months ended June 25, 2016.
Dunkin’ Donuts International

	Three months ended				Six months ended
	July 1, 2017	June 25, 2016	Increase (Decrease)		July 1, 2017	June 25, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$4,157	4,218	(61)	(1.4)%	$8,569	8,458	111	1.3%
Franchise fees	359	643	(284)	(44.2)%	1,254	3,533	(2,279)	(64.5)%
Other revenues	(21)	357	(378)	(105.9)%	(33)	477	(510)	(106.9)%
Total revenues	$4,495	5,218	(723)	(13.9)%	$9,790	12,468	(2,678)	(21.5)%
Segment profit	$1,454	1,975	(521)	(26.4)%	$3,343	5,733	(2,390)	(41.7)%
Dunkin’ Donuts International revenues for the three and six months ended July 1, 2017 decreased by $0.7 million and $2.7 million, respectively, primarily as a result of a decline in franchise fees, as well as a decrease in other revenues due to a decrease in transfer fees. The decline in franchise fees for the six-month period was due primarily to a significant market development fee recognized upon entry into a new market in the prior year period.
Segment profit for Dunkin’ Donuts International for the three and six months ended July 1, 2017 decreased $0.5 million and $2.4 million, respectively, primarily as a result of the decreases in revenues, as well as decreases in net income from our South Korea joint venture, offset by decreases in general and administrative expenses.

Baskin-Robbins U.S.

	Three months ended				Six months ended
	July 1, 2017	June 25, 2016	Increase (Decrease)		July 1, 2017	June 25, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$9,080	8,824	256	2.9%	$15,764	15,047	717	4.8%
Franchise fees	193	171	22	12.9%	328	517	(189)	(36.6)%
Rental income	764	721	43	6.0%	1,548	1,434	114	7.9%
Sales of ice cream and other products	882	661	221	33.4%	1,408	1,232	176	14.3%
Other revenues	3,428	3,361	67	2.0%	5,846	6,069	(223)	(3.7)%
Total revenues	$14,347	13,738	609	4.4%	$24,894	24,299	595	2.4%
Segment profit	$10,970	10,738	232	2.2%	$18,307	18,038	269	1.5%
Baskin-Robbins U.S. revenues for each of the three- and six-month periods ended July 1, 2017 increased $0.6 million from the prior year periods due primarily to increases in royalty income and increases in sales of ice cream and other products. Offsetting the increase in revenues for the six months ended July 1, 2017 were decreases in other revenues and franchise fees.
Baskin-Robbins U.S. segment profit for the three and six months ended July 1, 2017 increased $0.2 million and $0.3 million, respectively, due primarily to the increases in revenues, offset by increases in cost of ice cream and other products and general and administrative expenses.
Baskin-Robbins International

	Three months ended				Six months ended
	July 1, 2017	June 25, 2016	Increase (Decrease)		July 1, 2017	June 25, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$1,858	1,765	93	5.3%	$3,289	3,145	144	4.6%
Franchise fees	257	206	51	24.8%	351	319	32	10.0%
Rental income	112	113	(1)	(0.9)%	226	219	7	3.2%
Sales of ice cream and other products	31,686	32,716	(1,030)	(3.1)%	56,090	57,779	(1,689)	(2.9)%
Other revenues	65	40	25	62.5%	110	212	(102)	(48.1)%
Total revenues	$33,978	34,840	(862)	(2.5)%	$60,066	61,674	(1,608)	(2.6)%
Segment profit	$12,501	11,079	1,422	12.8%	$20,480	19,463	1,017	5.2%
Baskin-Robbins International revenues for the three and six months ended July 1, 2017 decreased $0.9 million and $1.6 million, respectively, due primarily to decreases in sales of ice cream products to our licensees in the Middle East.
Baskin-Robbins International segment profit for the three and six months ended July 1, 2017 increased $1.4 million and $1.0 million, respectively, primarily as a result of increases in net income from our Japan and South Korea joint ventures, as well as decreases in general and administrative expenses. Also offsetting the segment profit increase for the six-month period was a decrease in net margin on ice cream and other products driven by the decrease in sales.
Liquidity and capital resources
As of July 1, 2017, we held $264.7 million of cash and cash equivalents and $75.0 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $123.7 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liabilities (see note 5 to the unaudited consolidated financial statements included herein). In addition, as of July 1, 2017, we had a borrowing capacity of $74.1 million under our $100.0 million Variable Funding Notes (as defined below).
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
Operating, investing, and financing cash flows
Net cash provided by operating activities was $64.0 million for the six months ended July 1, 2017, as compared to $82.1 million in the prior year period. The $18.2 million decrease in operating cash flows was driven primarily by unfavorable cash flows related to our gift card program due primarily to the timing of holidays and our prior year fiscal year end, as well as the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program. Additionally, other changes in working capital contributed to the decrease in operating cash flows. Offsetting these decreases were an increase in pre-tax net income related to operating activities, excluding non-cash items, and payments made in connection with the settlement of the Bertico litigation in the prior year period.
Net cash used in investing activities was $3.7 million for the six months ended July 1, 2017, as compared to $220 thousand in the prior year period. The $3.5 million decrease in investing cash flows was driven primarily by a decrease in proceeds received from the sale of real estate and company-operated restaurants of $7.4 million, offset by a reduction in capital expenditures of $3.2 million.
Net cash used in financing activities was $152.2 million for the six months ended July 1, 2017, as compared to $94.0 million in the prior year period. The $58.2 million decrease in financing cash flows was driven primarily by incremental cash used in the current year period for repurchases of common stock of $70.0 million, as well as additional cash used to pay the increased quarterly dividend of $4.0 million, offset by incremental cash generated from the exercise of stock options in the current year period of $16.0 million.
Adjusted operating and investing cash flow
Net cash flows from operating activities for the six months ended July 1, 2017 and June 25, 2016 include decreases of $54.2 million and $25.5 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $114.4 million and $107.4 million of adjusted operating and investing cash flow during the six months ended July 1, 2017 and June 25, 2016, respectively.
The increase in adjusted operating and investing cash flow was due primarily to an increase in pre-tax net income related to operating activities, excluding non-cash items, payments made in connection with the settlement of the Bertico litigation in the prior year period, and a reduction in capital expenditures. Offsetting these increases were the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, a decrease in proceeds from the sale of real estate and company-operated restaurants, and other changes in working capital.
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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Six months ended
	July 1, 2017	June 25, 2016
Net cash provided by operating activities	$63,954	82,136
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	54,186	25,511
Less: Net cash used in investing activities	(3,723)	(220)
Adjusted operating and investing cash flow	$114,417	107,427
Borrowing capacity
Our securitized financing facility included original aggregate borrowings of approximately $2.60 billion, consisting of $2.50 billion Class A-2 Notes (as defined below) and $100.0 million of Variable Funding Notes (as defined below) which were undrawn at closing. As of July 1, 2017, there was approximately $2.44 billion of total principal outstanding on the Class A-2 Notes, while there was $74.1 million in available commitments under the Variable Funding Notes as $25.9 million of letters of credit were outstanding.
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
The legal final maturity date of the Class A-2 Notes is in February 2045, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Class A-2-I Notes will be repaid in February 2019 and the Class A-2-II Notes will be repaid in February 2022 (the “Anticipated Repayment Dates”). Principal amortization repayments, payable quarterly, are required on the Class A-2-I Notes and Class A-2-II Notes equal to $7.5 million and $17.5 million, respectively, per calendar year through the respective Anticipated Repayment Dates. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0, though the Company intends to continue to make the scheduled principal payments. If the Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service, may also cause a rapid amortization event.
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

As of July 1, 2017, we had a Net Debt to Adjusted EBITDA ratio of 4.6 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended July 1, 2017, respectively (in thousands):

July 1, 2017
Principal outstanding under Class A-2 Notes	$2,443,750
Total capital lease obligations	7,839
Less: cash and cash equivalents	(264,662)
Less: restricted cash, current	(74,952)
Plus: cash held for gift card/certificate programs	120,339
Net Debt	$2,232,314

Twelve months ended
July 1, 2017
Net income	$212,003
Interest expense	100,755
Income tax expense	115,872
Depreciation and amortization	41,712
Impairment charges	159
EBITDA	470,501
Adjustments:
Share-based compensation expense	16,121
Other(a)	3,732
Total adjustments	19,853
Adjusted EBITDA	$490,354

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
Recently Issued Accounting Standards
See note 2(f) to the unaudited consolidated financial statements included in Item 1 of Part I of this 10-Q, for a detailed description of recent accounting pronouncements.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 1, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended July 1, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.        Other Information
Item 1.       Legal Proceedings
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. As of July 1, 2017, $6.1 million is recorded within other current liabilities in the consolidated balance sheets in connection with all outstanding litigation.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended July 1, 2017 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
04/02/17 - 04/29/17	—	$—	—	$145,002,654
04/30/17 - 06/03/17	1,445,087	56.90	1,445,087	150,000,000
06/04/17 - 07/01/17	312,481	56.90	312,481	150,000,000
Total	1,757,568	$56.90	1,757,568

(1)
On May 10, 2017, our board of directors increased the availability under the existing share repurchase program to $250.0 million of outstanding shares of our common stock. This repurchase authorization expires two years from the date of such increase. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.

During the three months ended July 1, 2017, the Company entered into and completed an accelerated share repurchase agreement (the “May 2017 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the May 2017 ASR Agreement, the Company paid the financial institution $100.0 million in cash and received 1,757,568 shares of the Company’s common stock during the three months ended July 1, 2017 based on a weighted average cost per share of $56.90 over the term of the May 2017 ASR Agreement.
Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.

Item 6.       Exhibits
(a) Exhibits:

10.1	Offer Letter to Katherine Jaspon dated May 26, 2017

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DUNKIN’ BRANDS GROUP, INC.

Date:	August 7, 2017	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer