Form 10-Q
period 2017-09-30
DUNKIN' BRANDS GROUP, INC.
filed 2017-11-08
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of November 3, 2017, 90,322,903 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$266,981	361,425
Restricted cash	76,141	69,746
Accounts receivable, net of allowance for doubtful accounts of $4,616 and $4,778 as of September 30, 2017 and December 31, 2016, respectively	47,136	44,512
Notes and other receivables, net of allowance for doubtful accounts of $500 and $339 as of September 30, 2017 and December 31, 2016, respectively	30,274	40,672
Restricted assets of advertising funds	57,873	40,338
Prepaid income taxes	9,843	20,926
Prepaid expenses and other current assets	33,605	28,739
Total current assets	521,853	606,358
Property and equipment, net of accumulated depreciation of $135,284 and $124,675 as of September 30, 2017 and December 31, 2016, respectively	170,269	176,662
Equity method investments	128,633	114,738
Goodwill	888,311	888,272
Other intangible assets, net of accumulated amortization of $245,569 and $230,364 as of September 30, 2017 and December 31, 2016, respectively	1,362,586	1,378,720
Other assets	67,674	62,632
Total assets	$3,139,326	3,227,382
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$25,000	25,000
Capital lease obligations	584	589
Accounts payable	12,416	12,682
Liabilities of advertising funds	57,935	52,271
Deferred income	37,595	35,393
Other current liabilities	230,487	298,266
Total current liabilities	364,017	424,201
Long-term debt, net	2,388,091	2,401,998
Capital lease obligations	7,209	7,550
Unfavorable operating leases acquired	10,164	11,378
Deferred income	10,729	12,154
Deferred income taxes, net	459,524	461,810
Other long-term liabilities	73,680	71,549
Total long-term liabilities	2,949,397	2,966,439
Commitments and contingencies (note 9)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 90,290,628 shares issued and 90,263,851 shares outstanding as of September 30, 2017; 91,464,229 shares issued and 91,437,452 shares outstanding as of December 31, 2016	90	91
Additional paid-in capital	746,052	807,492
Treasury stock, at cost; 26,777 shares as of September 30, 2017 and December 31, 2016	(1,060)	(1,060)
Accumulated deficit	(900,217)	(945,797)
Accumulated other comprehensive loss	(18,953)	(23,984)
Total stockholders’ deficit	(174,088)	(163,258)
Total liabilities and stockholders’ deficit	$3,139,326	3,227,382

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Revenues:
Franchise fees and royalty income	$151,809	138,639	426,944	399,617
Rental income	27,713	26,880	79,543	75,874
Sales of ice cream and other products	27,551	26,568	85,710	86,425
Sales at company-operated restaurants	—	1,611	—	11,924
Other revenues	17,095	13,401	41,165	39,344
Total revenues	224,168	207,099	633,362	613,184
Operating costs and expenses:
Occupancy expenses—franchised restaurants	15,333	15,881	43,758	42,691
Cost of ice cream and other products	19,457	18,384	58,578	58,445
Company-operated restaurant expenses	—	1,682	—	13,472
General and administrative expenses, net	61,996	59,374	185,613	184,028
Depreciation	4,941	5,050	15,096	15,361
Amortization of other intangible assets	5,341	5,397	16,001	16,726
Long-lived asset impairment charges	536	7	643	104
Total operating costs and expenses	107,604	105,775	319,689	330,827
Net income of equity method investments	5,466	5,467	12,612	12,148
Other operating income, net	3	2,569	591	6,329
Operating income	122,033	109,360	326,876	300,834
Other income (expense), net:
Interest income	624	161	1,370	434
Interest expense	(24,436)	(24,603)	(74,192)	(74,456)
Other income (losses), net	155	(124)	370	(596)
Total other expense, net	(23,657)	(24,566)	(72,452)	(74,618)
Income before income taxes	98,376	84,794	254,424	226,216
Provision for income taxes	46,130	32,082	99,007	86,760
Net income	$52,246	52,712	155,417	139,456
Earnings per share:
Common—basic	$0.58	0.58	1.71	1.52
Common—diluted	0.57	0.57	1.68	1.51
Cash dividends declared per common share	0.32	0.30	0.97	0.90
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income	$52,246	52,712	155,417	139,456
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $6 and $(59) for the three months ended September 30, 2017 and September 24, 2016, respectively, and $579 and $(488) for the nine months ended September 30, 2017 and September 24, 2016, respectively	(662)	6,161	5,309	8,730
Effect of interest rate swaps, net of deferred tax benefit of $216 for each of the three months ended September 30, 2017 and September 24, 2016 and $650 for each of the nine months ended September 30, 2017 and September 24, 2016	(319)	(319)	(955)	(955)
Other, net	24	(27)	677	(230)
Total other comprehensive income (loss), net	(957)	5,815	5,031	7,545
Comprehensive income	$51,289	58,527	160,448	147,001
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2017	September 24, 2016
Cash flows from operating activities:
Net income	$155,417	139,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,097	32,087
Amortization of debt issuance costs	4,843	4,700
Deferred income taxes	(1,516)	(5,595)
Provision for bad debt	599	681
Share-based compensation expense	10,896	12,548
Net income of equity method investments	(12,612)	(12,148)
Dividends received from equity method investments	4,711	5,247
Gain on sale of real estate and company-operated restaurants	(29)	(6,322)
Other, net	(2,299)	(1,554)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	7,712	43,482
Prepaid income taxes, net	10,884	6,569
Prepaid expenses and other current assets	(4,600)	(3,552)
Accounts payable	(1,501)	(1,635)
Other current liabilities	(68,274)	(91,651)
Liabilities of advertising funds, net	(11,232)	896
Deferred income	722	3,800
Other, net	(3,289)	4,250
Net cash provided by operating activities	121,529	131,259
Cash flows from investing activities:
Additions to property and equipment	(8,998)	(10,358)
Proceeds from sale of real estate and company-operated restaurants	—	15,479
Other, net	(101)	(1,014)
Net cash provided by (used in) investing activities	(9,099)	4,107
Cash flows from financing activities:
Repayment of long-term debt	(18,750)	(18,750)
Payment of debt issuance and other debt-related costs	(312)	—
Dividends paid on common stock	(87,911)	(82,326)
Repurchases of common stock, including accelerated share repurchases	(127,186)	(30,000)
Exercise of stock options	33,267	4,937
Other, net	(214)	(690)
Net cash used in financing activities	(201,106)	(126,829)
Effect of exchange rates on cash, cash equivalents, and restricted cash	576	20
Increase (decrease) in cash, cash equivalents, and restricted cash	(88,100)	8,557
Cash, cash equivalents, and restricted cash, beginning of period	431,832	333,115
Cash, cash equivalents, and restricted cash, end of period	$343,732	341,672
Supplemental cash flow information:
Cash paid for income taxes	$89,882	86,460
Cash paid for interest	70,038	70,749
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,919	1,121
Purchase of leaseholds in exchange for capital lease obligations	330	389
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1) Description of business and organization
Dunkin’ Brands Group, Inc. (“DBGI”), together with its consolidated subsidiaries, is one of the world’s leading franchisors of restaurants serving coffee and baked goods, as well as ice cream, within the quick service restaurant segment of the restaurant industry. We franchise and license a system of both traditional and nontraditional quick service restaurants and, in limited circumstances, have owned and operated locations. Through our Dunkin’ Donuts brand, we franchise restaurants featuring coffee, donuts, bagels, breakfast sandwiches, and related products. Additionally, we license Dunkin’ Donuts brand products sold in certain retail outlets such as retail packaged coffee, Dunkin’ K-Cup® pods, and ready-to-drink bottled iced coffee. Through our Baskin-Robbins brand, we franchise restaurants featuring ice cream, frozen beverages, and related products. Additionally, we distribute Baskin-Robbins ice cream products to Baskin-Robbins franchisees and licensees in certain international markets.
Throughout these unaudited consolidated financial statements, “Dunkin’ Brands,” “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of September 30, 2017, the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and September 24, 2016, and the consolidated statements of cash flows for the nine months ended September 30, 2017 and September 24, 2016 are unaudited.
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
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 30, 2017 and September 24, 2016 reflect the results of operations for the 13-week and 39-week periods ended on those dates, respectively. Operating results for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017.
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

Pursuant to new accounting guidance for fiscal year 2017, restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows (see note 2(f)). Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$266,981	361,425
Restricted cash	76,141	69,746
Restricted cash, included in Other assets	610	661
Total cash, cash equivalents, and restricted cash	$343,732	431,832
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
Financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	September 30, 2017		December 31, 2016
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$10,389	10,389	9,271	9,271
Total assets	$10,389	10,389	9,271	9,271
Liabilities:
Deferred compensation liabilities	$12,851	12,851	11,126	11,126
Total liabilities	$12,851	12,851	11,126	11,126
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
The carrying value and estimated fair value of long-term debt as of September 30, 2017 and December 31, 2016 were as follows (in thousands):

	September 30, 2017		December 31, 2016
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$2,413,091	2,474,291	2,426,998	2,460,544
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, our long-term debt is classified within Level 2, as defined under U.S. GAAP.

(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of September 30, 2017 and December 31, 2016, one master licensee, including its majority-owned subsidiaries, accounted for approximately 18% and 15%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for each of the three and nine months ended September 30, 2017 and September 24, 2016.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin’ Donuts and Baskin-Robbins products under licensing arrangements. As of September 30, 2017, one of these third parties accounted for approximately 13% of total accounts and notes receivable. No individual third party accounted for more than 10% of total accounts and notes receivable as of December 31, 2016.
(f) Recent accounting pronouncements
Recently adopted accounting pronouncements
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. The Company early adopted this guidance in fiscal year 2017. The adoption of this guidance had no impact on the Company’s consolidated financial statements, and did not impact our annual goodwill impairment test performed as of the first day of the third quarter of fiscal year 2017.
In November 2016, the FASB issued new guidance addressing diversity in practice that exists in the classification and presentation of changes in restricted cash in the statements of cash flows. The Company early adopted this guidance retrospectively in fiscal year 2017. Accordingly, changes in restricted cash that have historically been included within operating and financing activities have been eliminated, and restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances for all periods presented. The adoption of this guidance primarily resulted in a decrease of $1.1 million in net cash provided by operating activities for the nine months ended September 24, 2016 and had no impact on the consolidated statements of operations and balance sheets.
In March 2016, the FASB issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. The Company adopted this guidance in fiscal year 2017, which had the following impact on the consolidated financial statements:

•
On a prospective basis, as required, the Company recorded excess tax benefits of $524 thousand and $7.3 million to the provision for income taxes in the consolidated statements of operations for the three and nine months ended September 30, 2017, respectively, instead of additional paid-in capital in the consolidated balance sheets. As a result, net income increased $524 thousand and $7.3 million, for the three and nine months ended September 30, 2017, respectively, and basic and diluted earnings per share increased $0.01 and $0.08 for the three and nine months ended September 30, 2017, respectively.

•
Excess tax benefits are presented as operating cash inflows instead of financing cash inflows in the consolidated statements of cash flows, which the Company elected to apply on a retrospective basis. As a result, the Company classified $7.3 million and $2.0 million for the nine months ended September 30, 2017 and September 24, 2016, respectively, of excess tax benefits as operating cash inflows included within the change in prepaid income taxes, net in the consolidated statements of cash flows. The retrospective reclassification resulted in increases in cash provided by operating activities and cash used in financing activities of $2.0 million for the nine months ended September 24, 2016.

•
The Company prospectively excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have a material impact on diluted earnings per share for the three and nine months ended September 30, 2017.

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
(g) Subsequent events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.

(3) Franchise fees and royalty income
Franchise fees and royalty income consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Royalty income	$133,740	127,986	387,634	368,190
Initial franchise fees and renewal income	18,069	10,653	39,310	31,427
Total franchise fees and royalty income	$151,809	138,639	426,944	399,617
The changes in franchised and company-operated points of distribution were as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Systemwide points of distribution:
Franchised points of distribution in operation—beginning of period	20,242	19,640	20,080	19,308
Franchised points of distribution—opened	326	310	928	988
Franchised points of distribution—closed	(189)	(195)	(629)	(563)
Net transfers from company-operated points of distribution	—	23	—	45
Franchised points of distribution in operation—end of period	20,379	19,778	20,379	19,778
Company-operated points of distribution—end of period	—	6	—	6
Total systemwide points of distribution—end of period	20,379	19,784	20,379	19,784
(4) Debt
Securitized Financing Facility
In January 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI, issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Class A-2-II Notes” and, together with the 2015 Class A-2-I Notes, the “2015 Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “2015 Variable Funding Notes” and, together with the 2015 Class A-2 Notes, the “2015 Notes”), which allowed the Master Issuer to borrow up to $100.0 million on a revolving basis. The 2015 Variable Funding Notes could also be used to issue letters of credit.
In October 2017, the Master Issuer issued Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”) with an initial principal amount of $600.0 million and Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) with an initial principal amount of $800.0 million. In addition, the Master Issuer issued Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 (the “2017 Variable Funding Notes” and, together with the 2017 Class A-2 Notes, the “2017 Notes”), which allows for the issuance of up to $150.0 million of 2017 Variable Funding Notes and certain other credit instruments, including letters of credit. A portion of the proceeds of the 2017 Notes was used to repay the remaining $731.3 million of principal outstanding on the 2015 Class A-2-I Notes and to pay related transaction fees. The additional net proceeds will be used for general corporate purposes, which may include a return of capital to the Company’s shareholders. In connection with the issuance of the 2017 Variable Funding Notes, the Master Issuer terminated the commitments with respect to its existing 2015 Variable Funding Notes.
The 2015 Notes and 2017 Notes were each issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the 2015 Notes and 2017 Notes and that have pledged substantially all of their assets to secure the 2015 Notes and 2017 Notes.
The 2015 Notes and 2017 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2015 Class A-2-II Notes and 2017 Class A-2 Notes is in February 2045 and November 2047, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2015 Class A-2-II Notes will be repaid by February 2022, the 2017 Class A-2-I Notes will be repaid by November 2024, and the 2017 Class A-2-II Notes will be repaid by November 2027 (the “Anticipated Repayment Dates”). If the 2015 Class A-2-II Notes or the 2017 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2015 Class A-2-II Notes and the 2017 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the 2015 Class A-2-II Notes, 2017 Class A-2-I Notes, and 2017 Class A-2-II Notes bear interest at fixed rates equal to 3.980%, 3.629%, and 4.030%, respectively. If the 2015 Class A-2-II Notes or the 2017 Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the 2015 Class A-2-II Notes, 2017 Class A-2-I Notes, and 2017 Class A-2-II Notes equal to $17.5 million, $6.0 million, and $8.0 million, respectively, per calendar year, payable in quarterly installments. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.
It is anticipated that the principal and interest on the 2017 Variable Funding Notes will be repaid in full on or prior to November 2022, subject to two additional one-year extensions. Borrowings under the 2017 Variable Funding Notes bear interest at a rate equal to a LIBOR rate plus 1.50%, or the lenders’ commercial paper funding rate plus 1.50%. If the 2017 Variable Funding Notes are not repaid prior to November 2022 or prior to the end of an extension period, if applicable, incremental interest will accrue. In addition, the Company is required to pay a 1.50% fee for letters of credit amounts outstanding and a commitment fee on the unused portion of the 2017 Variable Funding Notes which ranges from 0.50% to 1.00% based on utilization.
As of September 30, 2017, approximately $731.3 million and $1.71 billion of principal were outstanding on the 2015 Class A-2-I Notes and 2015 Class A-2-II Notes, respectively. Total debt issuance costs incurred and capitalized in connection with the issuance of the 2015 Notes were $41.3 million. The effective interest rate, including the amortization of debt issuance costs, was 3.5% and 4.3% for the 2015 Class A-2-I Notes and 2015 Class A-2-II Notes, respectively, as of September 30, 2017. As noted above, subsequent to September 30, 2017, a portion of the net proceeds of the 2017 Notes was used to repay the remaining $731.3 million of principal outstanding on the 2015 Class A-2-I Notes.
As of each of September 30, 2017 and December 31, 2016, $25.9 million of letters of credit were outstanding against the 2015 Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of September 30, 2017 or December 31, 2016.
The 2015 Class A-2-II Notes and 2017 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2015 Class A-2-II Notes and 2017 Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control as defined in the Indenture and the related payment of specified amounts, including specified make-whole payments in the case of the 2015 Class A-2-II Notes and 2017 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the 2015 Class A-2-II Notes and 2017 Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. As noted above, the 2015 Class A-2-II Notes and 2017 Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated DSCR, failure to maintain an aggregate level of Dunkin’ Donuts U.S. retail sales on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the 2015 Class A-2-II Notes or the 2017 Notes on the applicable Anticipated Repayment Dates. The 2015 Class A-2-II Notes and 2017 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the 2015 Class A-2-II Notes and 2017 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Gift card/certificate liability	$142,020	207,628
Gift card breakage liability	2,668	13,301
Accrued payroll and benefits	29,120	25,071
Accrued legal liabilities (see note 9(c))	6,342	5,555
Accrued interest	10,621	10,702
Accrued professional costs	3,012	2,170
Franchisee profit-sharing liability	8,497	11,083
Other	28,207	22,756
Total other current liabilities	$230,487	298,266
The decrease in the gift card/certificate liability was driven by the seasonality of our gift card program. The franchisee profit-sharing liability represents amounts owed to franchisees from the net profits primarily on the sale of Dunkin’ Donuts brand products such as Dunkin’ K-Cup® pods, retail packaged coffee, and ready-to-drink bottled iced coffee in certain retail outlets.
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
Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenues earned through certain licensing arrangements with third parties in which our brand names are used, including the licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and sales of Dunkin’ Donuts branded ready-to-drink bottled iced coffee, revenues generated from online training programs for franchisees, and revenues from the sale of Dunkin’ Donuts products in certain international markets, all of which are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Dunkin’ Donuts U.S.	$165,106	152,425	464,148	444,898
Dunkin’ Donuts International	5,157	4,449	14,947	16,917
Baskin-Robbins U.S.	13,751	13,781	38,645	38,080
Baskin-Robbins International	28,810	27,904	88,876	89,578
Total reportable segment revenues	212,824	198,559	606,616	589,473
Other	11,344	8,540	26,746	23,711
Total revenues	$224,168	207,099	633,362	613,184

Amounts included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Dunkin’ Donuts U.S.	$129,719	119,434	360,241	335,963
Dunkin’ Donuts International	1,439	705	4,782	6,438
Baskin-Robbins U.S.	10,466	11,085	28,773	29,123
Baskin-Robbins International	11,420	11,154	31,900	30,617
Total reportable segments	153,044	142,378	425,696	402,141
Corporate	(25,134)	(27,614)	(82,176)	(84,477)
Interest expense, net	(23,812)	(24,442)	(72,822)	(74,022)
Amortization of other intangible assets	(5,341)	(5,397)	(16,001)	(16,726)
Long-lived asset impairment charges	(536)	(7)	(643)	(104)
Other income (losses), net	155	(124)	370	(596)
Income before income taxes	$98,376	84,794	254,424	226,216
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

	Net income (loss) of equity method investments
	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Dunkin’ Donuts International	$9	351	(68)	829
Baskin-Robbins International	4,492	4,266	9,468	8,644
Total reportable segments	4,501	4,617	9,400	9,473
Other	965	850	3,212	2,675
Total net income of equity method investments	$5,466	5,467	12,612	12,148
(7) Stockholders’ deficit
The changes in total stockholders’ deficit were as follows (in thousands):

Total stockholders’ deficit
Balance as of December 31, 2016	$(163,258)
Net income	155,417
Other comprehensive income	5,031
Dividends paid on common stock	(87,911)
Exercise of stock options	33,267
Repurchases of common stock	(127,186)
Share-based compensation expense	10,896
Other, net	(344)
Balance as of September 30, 2017	$(174,088)

(a) Treasury stock
During the nine months ended September 30, 2017, the Company entered into and completed an accelerated share repurchase agreement (the “May 2017 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the May 2017 ASR Agreement, the Company paid the financial institution $100.0 million in cash and received 1,757,568 shares of the Company’s common stock during the nine months ended September 30, 2017 based on a weighted average cost per share of $56.90 over the term of the May 2017 ASR Agreement.
Additionally, during the nine months ended September 30, 2017, the Company repurchased a total of 513,880 shares of common stock in the open market at a weighted average cost per share of $52.90 from existing stockholders.
The Company accounts for treasury stock under the cost method based on the cost of the shares on the dates of repurchase and any direct costs incurred. During the nine months ended September 30, 2017, the Company retired 2,271,448 shares of treasury stock repurchased under the May 2017 ASR Agreement and in the open market. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $18.9 million and an increase in accumulated deficit of $108.3 million.
(b) Equity incentive plans
During the nine months ended September 30, 2017, the Company granted stock options to purchase 1,181,777 shares of common stock and 90,342 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with a weighted average exercise price of $55.04 per share and have a weighted average grant-date fair value of $9.87 per share. The RSUs granted to employees and members of our board of directors vest in equal annual amounts over a three-year period and a one-year period, respectively, subsequent to the grant date and have a weighted average grant-date fair value of $52.41 per share.
In addition, the Company granted 84,705 performance stock units (“PSUs”) to certain employees during the nine months ended September 30, 2017. These PSUs are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 37,027 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 47,678 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted average grant-date fair value of $67.52 per share. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs have a weighted average grant-date fair value of $52.44 per share. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
Total compensation expense related to all share-based awards was $3.6 million and $4.2 million for the three months ended September 30, 2017 and September 24, 2016, respectively, and $10.9 million and $12.5 million for the nine months ended September 30, 2017 and September 24, 2016, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(c) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains on interest rate swaps	Other	Accumulated other comprehensive gain (loss)
Balance as of December 31, 2016	$(23,019)	1,144	(2,109)	(23,984)
Other comprehensive income (loss), net	5,309	(955)	677	5,031
Balance as of September 30, 2017	$(17,710)	189	(1,432)	(18,953)

(d) Dividends
The Company paid a quarterly dividend of $0.3225 per share of common stock on March 22, 2017, June 14, 2017, and September 6, 2017 totaling approximately $29.6 million, $29.2 million, and $29.1 million respectively. On October 26, 2017, the Company announced that its board of directors approved the next quarterly dividend of $0.3225 per share of common stock payable December 6, 2017 to shareholders of record as of the close of business on November 27, 2017.
(8) Earnings per share
The computation of basic and diluted earnings per common share is as follows (in thousands, except for share and per share data):

	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net income—basic and diluted	$52,246	52,712	155,417	139,456
Weighted average number of common shares:
Common—basic	90,290,361	91,621,553	91,051,458	91,603,653
Common—diluted	91,433,076	92,565,695	92,386,611	92,545,292
Earnings per common share:
Common—basic	$0.58	0.58	1.71	1.52
Common—diluted	0.57	0.57	1.68	1.51
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,142,715 and 944,142 equity awards for the three months ended September 30, 2017 and September 24, 2016, respectively, and includes the dilutive effect of 1,335,153 and 941,639 equity awards for the nine months ended September 30, 2017 and September 24, 2016, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of September 30, 2017 and September 24, 2016, there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 1,315,258 and 4,048,878 equity awards for the three months ended September 30, 2017 and September 24, 2016, respectively, and 1,524,739 and 4,257,237 equity awards for the nine months ended September 30, 2017 and September 24, 2016, respectively, as they would be antidilutive.
(9) Commitments and contingencies
(a) Supply chain guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of September 30, 2017 and December 31, 2016, the Company was contingently liable under such supply chain agreements for approximately $118.0 million and $136.2 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of September 30, 2017 and December 31, 2016.
(b) Letters of credit
As of each of September 30, 2017 and December 31, 2016, the Company had standby letters of credit outstanding for a total of $25.9 million. There were no amounts drawn down on these letters of credit.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of September 30, 2017 and December 31, 2016, $6.3 million and $5.6 million, respectively, was included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses incurred in connection with all outstanding litigation.

(10) Related-party transactions
(a) Advertising funds
As of September 30, 2017 and December 31, 2016, the Company had a net payable of $62 thousand and $11.9 million, respectively, to the various advertising funds.
To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $2.8 million and $2.4 million for the three months ended September 30, 2017 and September 24, 2016, respectively, and $8.5 million and $7.3 million for the nine months ended September 30, 2017 and September 24, 2016, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $33 thousand and $1.1 million during the three months ended September 30, 2017 and September 24, 2016, respectively, and $2.3 million and $1.1 million during the nine months ended September 30, 2017 and September 24, 2016, respectively. Additionally, the Company made contributions to the advertising funds based on retail sales at company-operated restaurants of $80 thousand and $594 thousand during the three and nine months ended September 24, 2016, respectively, which are included in company-operated restaurant expenses in the consolidated statements of operations. No such contributions were made during the three and nine months ended September 30, 2017, as the Company did not have any company-operated restaurants during these periods. The Company also funded advertising fund initiatives of $700 thousand and $762 thousand during the three months ended September 30, 2017 and September 24, 2016, respectively, and $1.9 million and $1.8 million during the nine months ended September 30, 2017 and September 24, 2016, respectively, which were contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 5).
(b) Equity method investments
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
B-R 31 Ice Cream Company., Ltd.	$588	686	1,464	1,577
BR-Korea Co., Ltd.	1,122	1,192	3,174	3,053
	$1,710	1,878	4,638	4,630
As of each of September 30, 2017 and December 31, 2016, the Company had $1.1 million of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $958 thousand and $713 thousand during the three months ended September 30, 2017 and September 24, 2016, respectively, and $2.8 million and $2.3 million during the nine months ended September 30, 2017 and September 24, 2016, respectively, primarily for the purchase of ice cream products.
The Company recognized $702 thousand and $790 thousand during the three months ended September 30, 2017 and September 24, 2016, respectively, and $2.7 million and $2.5 million during the nine months ended September 30, 2017 and September 24, 2016, respectively, in the consolidated statements of operations from the sale of ice cream and other products to Palm Oasis Ventures Pty. Ltd. (“Australia JV”). As of September 30, 2017 and December 31, 2016, the Company had $2.4 million and $2.6 million, respectively, of net receivables from the Australia JV, consisting of accounts and notes receivable, net of current liabilities.
(11) Income taxes
In conjunction with the anticipated closing of the debt refinancing transaction and related issuance of the 2017 Notes (see note 4), management assessed the realizability of its unused foreign tax credits by considering whether it is more likely than not that some portion or all of the unused foreign tax credits will not be realized. The ultimate realization of these unused foreign tax credits is dependent upon the generation of future taxable income available to apply such foreign tax credits prior to their expiration in fiscal years 2021 through 2026. In making this assessment, management considered all relevant factors, including projected future taxable income and tax planning strategies. Based upon the level of historical and projected future taxable income over the periods prior to expiration, including the expected incremental interest expense from the 2017 Notes, management does not believe it is more likely than not that the Company will realize the benefit of the unused foreign tax credits. As such, a valuation allowance of $8.9 million was recorded to the provision for income taxes for the three and nine months ended September 30, 2017.

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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With more than 20,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of September 30, 2017, Dunkin’ Donuts had 12,435 global points of distribution with restaurants in 42 U.S. states, the District of Columbia, and 45 foreign countries. Baskin-Robbins had 7,944 global points of distribution as of the same date, with restaurants in 43 U.S. states, the District of Columbia, Puerto Rico, and 51 foreign countries.
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
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limit our working capital needs. For the nine months ended September 30, 2017, franchisee contributions to the U.S. advertising funds were $330.1 million.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 30, 2017 and September 24, 2016 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Financial data (in thousands):
Total revenues	$224,168	207,099	633,362	613,184
Operating income	122,033	109,360	326,876	300,834
Adjusted operating income	127,910	114,764	343,520	317,300
Net income	52,246	52,712	155,417	139,456
Adjusted net income	55,772	55,955	165,403	149,336
Systemwide sales (in millions):
Dunkin’ Donuts U.S.	$2,166.3	2,075.3	6,298.4	5,997.5
Dunkin’ Donuts International	189.3	177.5	533.6	519.9
Baskin-Robbins U.S.	177.0	178.2	493.6	491.1
Baskin-Robbins International	382.2	390.0	1,021.8	1,006.0
Total systemwide sales	$2,914.8	2,821.0	8,347.4	8,014.5
Systemwide sales growth	3.3%	6.3%	4.2%	4.8%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	0.6%	2.0%	0.5%	1.4%
Dunkin’ Donuts International	1.3%	(1.4)%	(0.1)%	(2.2)%
Baskin-Robbins U.S.	(0.4)%	(0.9)%	(1.1)%	1.1%
Baskin-Robbins International	(4.3)%	(2.9)%	(1.0)%	(5.5)%

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
Overall growth in systemwide sales of 3.3% and 4.2% for the three- and nine-month periods ended September 30, 2017 over the same periods in the prior fiscal year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 4.4% and 5.0% for the three and nine months ended September 30, 2017, respectively, was primarily a result of 386 net new restaurants opened since September 24, 2016 and comparable store sales growth of 0.6% and 0.5%, respectively. The increases in comparable store sales were driven by increased average ticket, offset by a decline in traffic. Growth was primarily driven by sales of breakfast sandwiches. Beverage sales increased slightly for the three months ended September 30, 2017, led by hot coffee and espresso, offset by a decline in frozen beverages, while beverage sales decreased slightly for the nine months ended September 30, 2017 due primarily to a decline in hot coffee, offset by an increase in iced coffee, driven by Cold Brew sales.

•
Dunkin’ Donuts International systemwide sales growth of 6.7% and 2.6% for the three and nine months ended September 30, 2017, respectively, was primarily due to sales growth in Southeast Asia, the Middle East, South

America, and China, offset by a decline in South Korea. Systemwide sales for the three-month period was also driven by sales growth in Europe. Systemwide sales growth for the nine-month period was also offset by a sales decline in India. For the three months ended September 30, 2017, sales in Europe were positively impacted by foreign exchange rates, while sales in Southeast Asia were negatively impacted by foreign exchange rates. For the nine months ended September 30, 2017, sales in South Korea and South America were positively impacted by foreign exchange rates, while sales in Southeast Asia were negatively impacted by foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 7% and 2% for the three and nine months ended September 30, 2017, respectively. Dunkin’ Donuts International comparable store sales grew 1.3% for the three months ended September 30, 2017, due primarily to growth in Southeast Asia, South America, and the Middle East, offset by declines in South Korea and Europe. Dunkin’ Donuts International comparable store sales declined 0.1% for the nine months ended September 30, 2017, due primarily to declines in South Korea and Europe, offset by gains in Southeast Asia and South America.

•
Baskin-Robbins U.S. systemwide sales decline of 0.7% for the three months ended September 30, 2017 was primarily a result of comparable store sales declines of 0.4% for the three months ended September 30, 2017 driven by decreases in sales of sundaes, desserts, and beverages, offset by an increase in take-home products. Systemwide sales growth of 0.5% for the nine months ended September 30, 2017 was driven by the addition of 29 net new restaurants opened since September 24, 2016, offset by comparable sales decline of 1.1%. For the nine months ended September 30, 2017, sales of cups and cones, desserts, and beverages decreased, offset by increased sales in take-home products. For the three and nine months ended September 30, 2017, traffic declined and average ticket increased.

•
Baskin-Robbins International systemwide sales decline of 2.0% for the three months ended September 30, 2017 was driven by sales declines in South Korea and Japan, offset by growth in the Middle East and Southeast Asia. Systemwide sales growth of 1.6% for the nine months ended September 30, 2017 was driven by growth in South Korea, Southeast Asia, India, and Canada, offset by declines in Japan, China, Europe, and the Middle East. Sales in Japan were negatively impacted by foreign exchange rates for both the three- and nine-month periods, while sales in South Korea were positively impacted by foreign exchange rates for the nine-month period. On a constant currency basis, systemwide sales increased by approximately 1% and 2% for the three and nine months ended September 30, 2017, respectively. Baskin-Robbins International comparable store sales declines of 4.3% and 1.0% for the three and nine months ended September 30, 2017 was driven primarily by declines in the Middle East. Also contributing to the decline in comparable store sales for the three months ended September 30, 2017 was a decline in South Korea.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and nine months ended September 30, 2017 and September 24, 2016 were as follows:

	September 30, 2017	September 24, 2016
Points of distribution, at period end:
Dunkin’ Donuts U.S.	9,015	8,629
Dunkin’ Donuts International	3,420	3,379
Baskin-Robbins U.S.	2,562	2,533
Baskin-Robbins International	5,382	5,243
Consolidated global points of distribution	20,379	19,784

	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Net openings (closings) during the period:
Dunkin’ Donuts U.S.	67	56	187	198
Dunkin’ Donuts International	18	11	(10)	60
Baskin-Robbins U.S.	11	3	24	4
Baskin-Robbins International	41	45	98	165
Consolidated global net openings	137	115	299	427
Total revenues for the three months ended September 30, 2017 increased $17.1 million, or 8.2%, due primarily to an increase in franchise fees and royalty income driven by additional renewal income and Dunkin’ Donuts U.S. systemwide sales growth.

Also contributing to the increase in revenues was an increase in other revenues driven by license fees related to Dunkin’ Donuts K-Cup® pods and ready-to-drink bottled iced coffee, as well as increased transfer fee income.
Total revenues for the nine months ended September 30, 2017 increased $20.2 million, or 3.3%, due primarily to an increase in franchise fees and royalty income driven by Dunkin’ Donuts U.S. systemwide sales growth and additional renewal income, as well as an increase in rental income due to an increase in the number of leases for franchised locations. Also contributing to the increase in revenues was an increase in other revenues driven by license fees related to Dunkin’ Donuts K-Cup® pods, offset by timing of refranchising gains. These increases in revenues were offset by a decrease in sales at company-operated restaurants as there were no company-operated points of distribution during 2017.
Operating income and adjusted operating income for the three months ended September 30, 2017 increased $12.7 million, or 11.6%, and $13.1 million, or 11.5%, respectively, from the prior year period primarily as a result of the increase in revenues. The increase in revenues was offset by an increase in general and administrative expenses, as well as gains recognized in connection with the sale of company-operated restaurants in the prior year period.
Operating income and adjusted operating income for the nine months ended September 30, 2017 increased $26.0 million, or 8.7%, and $26.2 million, or 8.3%, respectively, from the prior year period. The increases were primarily a result of the increases in franchise fees and royalty income, rental margin, and other revenues. Additionally, the prior year periods were unfavorably impacted by the operating results of company-operated restaurants. The increases in operating income and adjusted operating income were negatively impacted by gains recognized in connection with the sale of company-operated restaurants in the prior year period, as well an increase in general and administrative expenses.
Net income and adjusted net income for the three months ended September 30, 2017 decreased $0.5 million, or 0.9%, and $0.2 million, or 0.3%, respectively, primarily a result of an increase in income tax expense. Net income and adjusted net income for the nine months ended September 30, 2017 increased $16.0 million, or 11.4%, and $16.1 million, or 10.8%, respectively, primarily as a result of the increases in operating income and adjusted operating income, offset by an increase in tax expense. Income tax expense for the three and nine months ended September 30, 2017 included a valuation allowance recorded on foreign tax credit carryforwards of $8.9 million primarily resulting from expected incremental interest expense from the debt refinancing transaction that closed in October 2017, negatively impacting the realizability of such carryforwards (see note 11 to the unaudited consolidated financial statements included herein). This increase in income tax expense was offset by the increases in operating income and adjusted operating income. Additionally, income tax expense for the nine months ended September 30, 2017 included $7.3 million of excess tax benefits from share-based compensation, which are now included in the provision for income taxes as a result of the required adoption of a new accounting standard in the first quarter of 2017 (see note 2(f) to the unaudited consolidated financial statements included herein).
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

Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In thousands)
Operating income	$122,033	109,360	326,876	300,834
Adjustments:
Amortization of other intangible assets	5,341	5,397	16,001	16,726
Long-lived asset impairment charges	536	7	643	104
Transaction-related costs(a)	—	—	—	64
Bertico and related litigation	—	—	—	(428)
Adjusted operating income	$127,910	114,764	343,520	317,300
Net income	$52,246	52,712	155,417	139,456
Adjustments:
Amortization of other intangible assets	5,341	5,397	16,001	16,726
Long-lived asset impairment charges	536	7	643	104
Transaction-related costs(a)	—	—	—	64
Bertico and related litigation	—	—	—	(428)
Tax impact of adjustments(b)	(2,351)	(2,161)	(6,658)	(6,586)
Adjusted net income	$55,772	55,955	165,403	149,336

(a)	Represents non-capitalizable costs incurred as a result of the securitized financing facility.

(b)	Tax impact of adjustments calculated at a 40% effective tax rate.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Earnings per share:
Common—basic	$0.58	0.58	1.71	1.52
Common—diluted	0.57	0.57	1.68	1.51
Diluted adjusted earnings per share	0.61	0.60	1.79	1.61
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In thousands, except share and per share data)
Adjusted net income	$55,772	55,955	165,403	149,336
Weighted average number of common shares—diluted	91,433,076	92,565,695	92,386,611	92,545,292
Diluted adjusted earnings per share	$0.61	0.60	1.79	1.61

Results of operations
Consolidated results of operations

	Three months ended				Nine months ended
	September 30, 2017	September 24, 2016	Increase (Decrease)		September 30, 2017	September 24, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$151,809	138,639	13,170	9.5%	$426,944	399,617	27,327	6.8%
Rental income	27,713	26,880	833	3.1%	79,543	75,874	3,669	4.8%
Sales of ice cream and other products	27,551	26,568	983	3.7%	85,710	86,425	(715)	(0.8)%
Sales at company-operated restaurants	—	1,611	(1,611)	(100.0)%	—	11,924	(11,924)	(100.0)%
Other revenues	17,095	13,401	3,694	27.6%	41,165	39,344	1,821	4.6%
Total revenues	$224,168	207,099	17,069	8.2%	$633,362	613,184	20,178	3.3%
Total revenues for the three months ended September 30, 2017 increased $17.1 million, or 8.2%, due primarily to an increase in franchise fees and royalty income driven by additional renewal income and Dunkin’ Donuts U.S. systemwide sales growth. Also contributing to the increase in revenues was an increase in other revenues driven by license fees related to Dunkin’ Donuts K-Cup® pods and ready-to-drink bottled iced coffee, as well as increased transfer fee income.
Total revenues for the nine months ended September 30, 2017 increased $20.2 million, or 3.3%, due primarily to an increase in franchise fees and royalty income driven by Dunkin’ Donuts U.S. systemwide sales growth and additional renewal income, as well as an increase in rental income due to an increase in the number of leases for franchised locations. Also contributing to the increase in revenues was an increase in other revenues driven by license fees related to Dunkin’ Donuts K-Cup® pods, offset by timing of refranchising gains. These increases in revenues were offset by a decrease in sales at company-operated restaurants as there were no company-operated points of distribution during 2017.

	Three months ended				Nine months ended
	September 30, 2017	September 24, 2016	Increase (Decrease)		September 30, 2017	September 24, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$15,333	15,881	(548)	(3.5)%	$43,758	42,691	1,067	2.5%
Cost of ice cream and other products	19,457	18,384	1,073	5.8%	58,578	58,445	133	0.2%
Company-operated restaurant expenses	—	1,682	(1,682)	(100.0)%	—	13,472	(13,472)	(100.0)%
General and administrative expenses, net	61,996	59,374	2,622	4.4%	185,613	184,028	1,585	0.9%
Depreciation and amortization	10,282	10,447	(165)	(1.6)%	31,097	32,087	(990)	(3.1)%
Long-lived asset impairment charges	536	7	529	7,557.1%	643	104	539	518.3%
Total operating costs and expenses	$107,604	105,775	1,829	1.7%	$319,689	330,827	(11,138)	(3.4)%
Net income of equity method investments	5,466	5,467	(1)	(0.0)%	12,612	12,148	464	3.8%
Other operating income, net	3	2,569	(2,566)	(99.9)%	591	6,329	(5,738)	(90.7)%
Operating income	$122,033	109,360	12,673	11.6%	$326,876	300,834	26,042	8.7%
Occupancy expenses for franchised restaurants for the three months ended September 30, 2017 decreased $0.5 million due primarily to expenses incurred in the prior year period to record lease-related liabilities as a result of lease terminations. Occupancy expenses for franchised restaurants for the nine months ended September 30, 2017 increased $1.1 million due primarily to to an increase in the number of leases for franchised locations, offset by the expenses incurred in the prior year period to record lease-related liabilities as a result of lease terminations.
Net margin on ice cream and other products for the three and nine months ended September 30, 2017 decreased $0.1 million, or 1.1%, and $0.8 million, or 3.0%, respectively, due primarily to an increase in commodity costs. Additionally, the decrease in net margin on ice cream and other products for the three-month period was offset by an increase in sales volume.
Company-operated restaurant expenses for the three and nine months ended September 30, 2017 decreased $1.7 million and $13.5 million, respectively, as all remaining company-operated points of distribution were sold by the end of fiscal 2016.
General and administrative expenses for the three months ended September 30, 2017 increased $2.6 million driven by increased incentive compensation expense. General and administrative expenses for the nine months ended September 30, 2017 increased $1.6 million due primarily to increased incentive compensation expense and other personnel costs, as well as costs incurred to support brand-building activities, offset by decreases in professional fees and other general expenses.
Depreciation and amortization for the three and nine months ended September 30, 2017 decreased $0.2 million and $1.0 million, respectively, due primarily to certain intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases.
Long-lived asset impairment charges for each of the three and nine months ended September 30, 2017 increased $0.5 million from the prior year periods. Such charges generally fluctuate based on the timing of lease terminations and the related write-off of favorable lease intangible assets and leasehold improvements.

Net income of equity method investments for the three months ended September 30, 2017 remained consistent with the prior year period. Net income of equity method investments for the nine months ended September 30, 2017 increased $0.5 million primarily as a result of an increase in net income from our Japan joint venture.
Other operating income, net, which includes gains recognized in connection with the sale of real estate, fluctuates based on the timing of such transactions. Other operating income, net, for the three and nine months ended September 24, 2016 includes gains of $2.5 million and $4.6 million, respectively, recognized in connection with the sale of company-operated restaurants.

	Three months ended				Nine months ended
	September 30, 2017	September 24, 2016	Increase (Decrease)		September 30, 2017	September 24, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$23,812	24,442	(630)	(2.6)%	$72,822	74,022	(1,200)	(1.6)%
Other losses (income), net	(155)	124	(279)	(225.0)%	(370)	596	(966)	(162.1)%
Total other expense	$23,657	24,566	(909)	(3.7)%	$72,452	74,618	(2,166)	(2.9)%
Net interest expense decreased $0.6 million and $1.2 million for the three and nine months ended September 30, 2017, respectively, driven primarily by an increase in interest income earned on our cash balances, as well as a decrease in interest expense due to a lower principal balance as a result of principal payments made on our long-term debt since the prior year periods.
The fluctuation in other losses (income), net, for the three and nine months ended September 30, 2017 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended		Nine months ended
	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
	(In thousands, except percentages)
Income before income taxes	$98,376	84,794	254,424	226,216
Provision for income taxes	46,130	32,082	99,007	86,760
Effective tax rate	46.9%	37.8%	38.9%	38.4%
The increase in the effective tax rate for the three and nine months ended September 30, 2017 was primarily driven by a valuation allowance recorded on foreign tax credit carryforwards of $8.9 million primarily resulting from expected incremental interest expense from the debt refinancing transaction that closed in October 2017, negatively impacting the realizability of such carryforwards (see note 11 to the unaudited consolidated financial statements included herein). This increase in the effective tax rate was offset by excess tax benefits from share-based compensation of $0.5 million and $7.3 million for the three and nine months ended September 30, 2017, respectively, which are now included in the provision for income taxes as a result of the required adoption of a new accounting standard (see note 2(f) to the unaudited consolidated financial statements included herein).
Operating segments
We operate four reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., and Baskin-Robbins International. We evaluate the performance of our segments and allocate resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments includes net income of equity method investments, except for the other-than-temporary impairment charges and the related reduction in depreciation and amortization, net of tax, on the underlying long-lived assets.
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

Dunkin’ Donuts U.S.

	Three months ended				Nine months ended
	September 30, 2017	September 24, 2016	Increase (Decrease)		September 30, 2017	September 24, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$118,831	113,281	5,550	4.9%	$345,103	326,835	18,268	5.6%
Franchise fees	16,635	9,852	6,783	68.8%	35,943	26,257	9,686	36.9%
Rental income	26,786	25,972	814	3.1%	76,842	73,285	3,557	4.9%
Sales at company-operated restaurants	—	1,611	(1,611)	(100.0)%	—	11,924	(11,924)	(100.0)%
Other revenues	2,854	1,709	1,145	67.0%	6,260	6,597	(337)	(5.1)%
Total revenues	$165,106	152,425	12,681	8.3%	$464,148	444,898	19,250	4.3%
Segment profit	$129,719	119,434	10,285	8.6%	$360,241	335,963	24,278	7.2%
Dunkin’ Donuts U.S. revenues increased $12.7 million and $19.3 million for the three and nine months ended September 30, 2017, respectively, due primarily to increased franchise fees driven by additional renewal income and increased royalty income driven by systemwide sales growth. Also contributing to the increase in revenues for the three months ended September 30, 2017 was an increase in other revenues driven by transfer fee income. Additionally, the increase in revenues for the nine months ended September 30, 2017 was due to an increase in rental income driven by an increase in the number of leases for franchised locations. These increases in revenues were offset by a decline in sales at company-operated restaurants as there were no company-operated points of distribution during 2017.
Dunkin’ Donuts U.S. segment profit increased $10.3 million for the three months ended September 30, 2017 driven primarily by the increases in franchise fees, royalty income, and other revenues, as well as lease-related liabilities recorded in the prior year period as a result of lease terminations. The increases in segment profit were negatively impacted by an increase in general and administrative expenses, as well as gains recognized in connection with the sale of company-operated restaurants in the prior year period.
Dunkin’ Donuts U.S. segment profit increased $24.3 million for the nine months ended September 30, 2017 driven primarily by the increases in royalty income, franchise fees, and rental margin. Additionally, the prior year period was unfavorably impacted by the operating results of company-operated restaurants. The increases in segment profit were negatively impacted by gains recognized in connection with the sale of company-operated restaurants in the prior year period, as well as an increase in general and administrative expenses.
Dunkin’ Donuts International

	Three months ended				Nine months ended
	September 30, 2017	September 24, 2016	Increase (Decrease)		September 30, 2017	September 24, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$4,442	4,125	317	7.7%	$13,011	12,583	428	3.4%
Franchise fees	704	323	381	118.0%	1,958	3,856	(1,898)	(49.2)%
Other revenues	11	1	10	1,000.0%	(22)	478	(500)	(104.6)%
Total revenues	$5,157	4,449	708	15.9%	$14,947	16,917	(1,970)	(11.6)%
Segment profit	$1,439	705	734	104.1%	$4,782	6,438	(1,656)	(25.7)%
Dunkin’ Donuts International revenues for the three months ended September 30, 2017 increased by $0.7 million due primarily to increased franchise fees and royalty income.
Dunkin’ Donuts International revenues for the nine months ended September 30, 2017 decreased by $2.0 million primarily as a result of a decline in franchise fees, as well as a decrease in other revenues due to a decrease in transfer fees, offset by an increase in royalty income. The decline in franchise fees for the nine-month period was due primarily to a significant market development fee recognized upon entry into a new market in the prior year period.

Segment profit for Dunkin’ Donuts International for the three months ended September 30, 2017 increased $0.7 million primarily as a result of the increase in revenues and a decrease in general and administrative expenses, offset by a decrease in net income from our South Korea joint venture.
Segment profit for Dunkin’ Donuts International for the nine months ended September 30, 2017 decreased $1.7 million primarily as a result of the decrease in revenues and a decrease in net income from our South Korea joint venture, offset by a decrease in general and administrative expenses.
Baskin-Robbins U.S.

	Three months ended				Nine months ended
	September 30, 2017	September 24, 2016	Increase (Decrease)		September 30, 2017	September 24, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$8,501	8,499	2	0.0%	$24,265	23,546	719	3.1%
Franchise fees	557	273	284	104.0%	885	790	95	12.0%
Rental income	798	787	11	1.4%	2,346	2,221	125	5.6%
Sales of ice cream and other products	771	805	(34)	(4.2)%	2,179	2,037	142	7.0%
Other revenues	3,124	3,417	(293)	(8.6)%	8,970	9,486	(516)	(5.4)%
Total revenues	$13,751	13,781	(30)	(0.2)%	$38,645	38,080	565	1.5%
Segment profit	$10,466	11,085	(619)	(5.6)%	$28,773	29,123	(350)	(1.2)%
Baskin-Robbins U.S. revenues for the three months ended September 30, 2017 decreased slightly due primarily to a decrease in other revenues driven by a decrease in licensing income, offset by an increase in franchise fees driven by additional renewal income.
Baskin-Robbins U.S. revenues for the nine months ended September 30, 2017 increased $0.6 million due primarily to an increase in royalty income, sales of ice cream and other products, and rental income, offset by a decrease in other revenues driven by a decrease in licensing income.
Baskin-Robbins U.S. segment profit for the three months ended September 30, 2017 decreased $0.6 million due primarily to an increase in general and administrative expenses.
Baskin-Robbins U.S. segment profit for the nine months ended September 30, 2017 decreased $0.4 million due primarily to increases in general and administrative expenses and a decrease in other revenues driven by a decrease in licensing income, offset by the increase in royalty income.
Baskin-Robbins International

	Three months ended				Nine months ended
	September 30, 2017	September 24, 2016	Increase (Decrease)		September 30, 2017	September 24, 2016	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$1,966	2,081	(115)	(5.5)%	$5,255	5,226	29	0.6%
Franchise fees	173	205	(32)	(15.6)%	524	524	—	—%
Rental income	129	121	8	6.6%	355	340	15	4.4%
Sales of ice cream and other products	26,512	25,340	1,172	4.6%	82,602	83,119	(517)	(0.6)%
Other revenues	30	157	(127)	(80.9)%	140	369	(229)	(62.1)%
Total revenues	$28,810	27,904	906	3.2%	$88,876	89,578	(702)	(0.8)%
Segment profit	$11,420	11,154	266	2.4%	$31,900	30,617	1,283	4.2%
Baskin-Robbins International revenues for the three months ended September 30, 2017 increased $0.9 million due primarily to an increase in sales of ice cream products to our licensees in the Middle East, offset by decreases in royalty income and other revenues.

Baskin-Robbins International revenues for the nine months ended September 30, 2017 decreased $0.7 million due primarily to a decrease in sales of ice cream products to our licensees in the Middle East, as well as a decrease in other revenues.
Baskin-Robbins International segment profit for the three months ended September 30, 2017 increased $0.3 million as a result of an increase in net income from our Japan joint venture, as well as an increase in net margin on ice cream driven primarily by an increase in sales volume, offset by the decreases in royalty income and other revenues.
Baskin-Robbins International segment profit for the nine months ended September 30, 2017 increased $1.3 million as a result of an increase in net income from our Japan joint venture, as well as a decrease in general and administrative expenses primarily due to expenses incurred in the prior year period related to brand-building activities, offset by the decrease in other revenues.
Liquidity and capital resources
As of September 30, 2017, we held $267.0 million of cash and cash equivalents and $76.1 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $106.8 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liabilities (see note 5 to the unaudited consolidated financial statements included herein). In addition, as of September 30, 2017, we had a borrowing capacity of $74.1 million under our $100.0 million 2015 Variable Funding Notes (as defined below).
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
Operating, investing, and financing cash flows
Net cash provided by operating activities was $121.5 million for the nine months ended September 30, 2017, as compared to $131.3 million in the prior year period. The $9.7 million decrease in operating cash flows was driven primarily by unfavorable cash flows related to our gift card program due primarily to the timing of holidays and our prior year fiscal year end, the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, and a decrease in cash paid for income taxes. Additionally, other changes in working capital contributed to the decrease in operating cash flows. Offsetting these decreases were an increase in pre-tax net income related to operating activities, excluding non-cash items, and payments made in connection with the settlement of the Bertico litigation in the prior year period.
Net cash used in investing activities was $9.1 million for the nine months ended September 30, 2017, as compared to net cash provided by investing activities of $4.1 million in the prior year period. The $13.2 million decrease in investing cash flows was driven primarily by a decrease in proceeds received from the sale of real estate and company-operated restaurants of $15.5 million, offset primarily by a reduction in capital expenditures of $1.4 million.
Net cash used in financing activities was $201.1 million for the nine months ended September 30, 2017, as compared to $126.8 million in the prior year period. The $74.3 million increase in financing cash outflows was driven primarily by incremental cash used in the current year period for repurchases of common stock of $97.2 million, as well as additional cash used to pay the increased quarterly dividend of $5.6 million, offset by incremental cash generated from the exercise of stock options in the current year period of $28.3 million.
Adjusted operating and investing cash flow
Net cash flows from operating activities for the nine months ended September 30, 2017 and September 24, 2016 include decreases of $69.2 million and $37.5 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the seasonality of our gift card program. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $181.7 million and $172.9 million of adjusted operating and investing cash flow during the nine months ended September 30, 2017 and September 24, 2016, respectively.
The increase in adjusted operating and investing cash flow was due primarily to an increase in pre-tax net income related to operating activities, excluding non-cash items, payments made in connection with the settlement of the Bertico litigation in the prior year period, and a reduction in capital expenditures. Offsetting these increases were a decrease in proceeds from the sale of real estate and company-operated restaurants, the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, other changes in working capital, and a decrease in cash paid for income taxes.

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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Nine months ended
	September 30, 2017	September 24, 2016
Net cash provided by operating activities	$121,529	131,259
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	69,224	37,511
Plus (less): Net cash provided by (used in) investing activities	(9,099)	4,107
Adjusted operating and investing cash flow	$181,654	172,877
Borrowing capacity
Our securitized financing facility included original aggregate borrowings of approximately $2.60 billion, consisting of $2.50 billion 2015 Class A-2 Notes (as defined below) and $100.0 million of 2015 Variable Funding Notes (as defined below) which were undrawn at closing. As of September 30, 2017, there was approximately $2.44 billion of total principal outstanding on the 2015 Class A-2 Notes, while there was $74.1 million in available commitments under the 2015 Variable Funding Notes as $25.9 million of letters of credit were outstanding.
In January 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of Dunkin’ Brands Group, Inc. (“DBGI”), issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Class A-2-II Notes” and, together with the 2015 Class A-2-I Notes, the “2015 Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “2015 Variable Funding Notes” and, together with the 2015 Class A-2 Notes, the “2015 Notes”), which allowed the Master Issuer to borrow up to $100.0 million on a revolving basis. The 2015 Variable Funding Notes could also be used to issue letters of credit.
In October 2017, the Master Issuer issued Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”) with an initial principal amount of $600.0 million and Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) with an initial principal amount of $800.0 million. In addition, the Master Issuer issued Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 (the “2017 Variable Funding Notes” and, together with the 2017 Class A-2 Notes, the “2017 Notes”), which allows for the issuance of up to $150.0 million of 2017 Variable Funding Notes and certain other credit instruments, including letters of credit.
A portion of the proceeds of the 2017 Notes was used to repay the remaining $731.3 million of principal outstanding on the 2015 Class A-2-I Notes and to pay related transaction fees. The additional net proceeds will be used for general corporate purposes, which may include a return of capital to the Company’s shareholders. In connection with the issuance of the 2017 Variable Funding Notes, the Master Issuer terminated the commitments with respect to its existing 2015 Variable Funding Notes.
The 2015 Notes and 2017 Notes were each issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the 2015 Class Notes and 2017 Notes and that have pledged substantially all of their assets to secure the 2015 Notes and 2017 Notes.
The 2015 Notes and 2017 Notes were issued pursuant to a base indenture and supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2015 Class

A-2-II Notes and 2017 Class A-2 Notes is in February 2045 and November 2047, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2015 Class A-2-II Notes will be repaid by February 2022, the 2017 Class A-2-1 Notes will be repaid by November 2024, and the 2017 Class A-2-II Notes will be repaid by November 2027 (the “Anticipated Repayment Dates”). Principal amortization payments, payable quarterly are required to be made on the 2015 Class A-2-II, 2017 Class A-2-I Notes, and 2017 Class A-2-II Notes equal to $17.5 million, $6.0 million, and $8.0 million, respectively, per calendar year through the respective Anticipated Repayment Dates. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. If the 2015 Class A-2-II Notes or the 2017 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2015 Class A-2-II Notes and the 2017 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service, may also cause a rapid amortization event.
It is anticipated that the principal and interest on the 2017 Variable Funding Notes will be repaid in full on or prior to November 2022, subject to two additional one-year extensions.
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
As of September 30, 2017, we had a Net Debt to Adjusted EBITDA ratio of 4.4 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended September 30, 2017, respectively (in thousands):

September 30, 2017
Principal outstanding under Class A-2 Notes	$2,437,500
Total capital lease obligations	7,793
Less: cash and cash equivalents	(266,981)
Less: restricted cash, current	(76,141)
Plus: cash held for gift card/certificate programs	106,768
Net Debt	$2,208,939

Twelve months ended
September 30, 2017
Net income	$211,537
Interest expense	100,588
Income tax expense	129,920
Depreciation and amortization	41,547
Impairment charges	688
EBITDA	484,280
Adjustments:
Share-based compensation expense	15,529
Other(a)	2,266
Total adjustments	17,795
Adjusted EBITDA	$502,075

(a)
Represents costs and fees associated with various franchisee-related investments, bank fees, legal reserves, the allocation of share-based compensation expense to the advertising funds, and other non-cash gains and losses.

Based upon our current level of operations and anticipated growth, we believe that the cash generated from our operations and amounts available under our 2017 Variable Funding Notes will be adequate to meet our anticipated debt service requirements, capital expenditures, and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our 2017 Variable Funding Notes or otherwise to enable us to service our indebtedness, including our securitized financing facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend, or refinance the securitized financing facility will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.
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
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended September 30, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II.        Other Information
Item 1.       Legal Proceedings
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. As of September 30, 2017, $6.3 million is recorded within other current liabilities in the consolidated balance sheet in connection with all outstanding litigation.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended September 30, 2017 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
07/02/17 - 07/29/17	260,444	$52.87	260,444	$136,231,545
07/30/17 - 09/02/17	253,436	52.93	253,436	122,817,161
09/03/17 - 09/30/17	—	—	—	122,817,161
Total	513,880	$52.90	513,880

(1)
On October 25, 2017, our board of directors approved a share repurchase program of up to $650.0 million of outstanding shares of our common stock. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The authorization is valid for a period of two years and replaces our $250.0 million share repurchase program that was approved by our board of directors on May 10, 2017 and which was set to expire two years after such approval.

Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
On November 8, 2017, the Board of Directors (the “Board”) of Dunkin’ Brands Group, Inc. (the “Company”) approved the Dunkin’ Brands Group, Inc. Executive Change in Control Severance Plan (the “Plan”), which applies to the senior executives, officers and directors of the Company, including the Company’s Chief Executive Officer (the “CEO”), Chief Financial Officer (the “CFO”) and the other named executive officers (“NEOs”) listed in the Company’s proxy statement filed with the Securities and Exchange Commission on March 27, 2017. The Plan was presented to the Compensation Committee of the Board at its meeting in May 2017 and approved by the Compensation Committee and recommended to the full Board in August 2017. The Plan became effective upon the Board’s approval.
Under the terms of the Plan, if the individual participating in the Plan is terminated by the Company or an affiliate for any reason other than, death, Disability or Cause or resigns for Good Reason (each as defined in the Plan) during the 18-month period following a change in control (the “Change in Control Protection Period”), such individual is entitled to receive (i) a lump sum payment equal to the greater of (a) an amount equal to two weeks of base salary per year of service (capped at one year) or (b) a multiple of the individual’s annual base salary (200% for the CEO and the President of Dunkin’ Donuts U.S. and Canada, and 150% for Senior Vice Presidents, including the CFO and other NEOs), (ii) a lump sum payment equal to 100% of the individual’s target annual cash bonus in the most recent calendar year (or, if greater, the year in which the change in control occurs), and (iii) Company-subsidized continuation of medical and dental benefits for the period specified in the Plan (24 months for the CEO and the President of Dunkin’ Donuts U.S. and Canada, and 18 months for the CFO and other NEOs). The severance benefits provided under the Plan in connection with a qualifying termination are in lieu of any other severance plans, policies or practices of the Company, including employment or severance-benefit agreements.
Change in control is defined in the Plan and includes the acquisition of shares of the Company representing more than 40% of the Company’s capital stock; a merger, consolidation or reorganization where pre-transaction shareholders do not continue to hold at least 60% of the Company’s voting power; a change in the majority of the Board within a two-year period; and a complete liquidation of the Company or a sale or disposition by the Company or all or substantially all of its assets.
The Plan also provides for that, if any payments to be made to an individual under the Plan or otherwise would be subject to the “golden parachute” excise tax rules of the Internal Revenue Code, then the individual will receive either (i) the full amount of the payments or (ii) an amount that is reduced by the minimum necessary to allow the individual to avoid golden parachute excise taxes, whichever results in a greater after-tax amount to the individual. All severance payments under the Plan are conditioned on the individual’s execution and non-revocation of a release of claims in favor of the Company and on the individual agreeing to certain non-competition, non-solicitation and confidentiality obligations in favor of the Company.
No other material changes were made to the severance arrangements of the CEO, CFO and other NEOs, including with respect to equity incentive awards (i.e., the treatment of stock options, restricted stock units and performance restricted stock units in connection with a change in control or the payment of severance under circumstances other than those covered by the Plan).
This summary of the Plan does not purport to be complete and is subject to and qualified in its entirety by reference to the text of the  Plan, which has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.       Exhibits
(a) Exhibits:

10.1	Dunkin’ Brands Group, Inc. Executive Change in Control Severance Plan

10.2
Purchase Agreement dated September 14, 2017 among DB Master Finance LLC as Master Issuer, DB Master Finance Parent LLC, DB Franchising Holding Company LLC, DB Mexican Franchising LLC, DD IP Holder LLC, BR IP Holder, BR UK Franchising LLC, Dunkin’ Donuts Franchising LLC, Baskin-Robbins Franchising LLC, DB Real Estate Assets I LLC and DB Real Estate Assets II LLC, each as Guarantor, Dunkin’ Brands, Inc., as manager, the Company and Dunkin’ Brands Holdings, Inc., as parent companies, and Guggenheim Securities, LLC and Barclays Capital Inc., as representatives of the initial purchasers (incorporated by reference to (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on September 15, 2017).

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
DUNKIN’ BRANDS GROUP, INC.

Date:	November 8, 2017	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer