Form 10-K
period 2017-12-30
DUNKIN' BRANDS GROUP, INC.
filed 2018-02-26
CIK 1357204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of Dunkin’ Brands Group, Inc. computed by reference to the closing price of the registrant’s common stock on the NASDAQ Global Select Market as of July 1, 2017, was approximately $4.99 billion.
As of February 22, 2018, 82,257,948 shares of common stock of the registrant were outstanding.
____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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

PART I
Item 1. Business.
Our Company
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 20,500 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets.
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
We operate our business in four segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins International and Baskin-Robbins U.S. In fiscal year 2017, our Dunkin’ Donuts segments generated revenues of $662.5 million, or 80% of our total segment revenues, of which $641.9 million was in the U.S. segment and $20.6 million was in the international segment. In fiscal year 2017, our Baskin-Robbins segments generated revenues of $163.9 million, of which $114.7 million was in the international segment and $49.2 million was in the U.S. segment. As of December 30, 2017, there were 12,538 Dunkin’ Donuts points of distribution, of which 9,141 were in the U.S. and 3,397 were international, and 7,982 Baskin-Robbins points of distribution, of which 5,422 were international and 2,560 were in the U.S. See note 12 to our consolidated financial statements included herein for segment information.
We generate revenue from four primary sources: (i) royalty income and fees associated with franchised restaurants; (ii) rental income from restaurant properties that we lease or sublease to franchisees; (iii) sales of ice cream and other products to franchisees in certain international markets; and (iv) other income including fees for the licensing of the Dunkin’ Donuts brand for products sold in certain retail channels (such as Dunkin’ K-Cup® pods, retail packaged coffee, and ready-to-drink bottled iced coffee), the licensing of the rights to manufacture Baskin-Robbins ice cream products to a third party for sale to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees. Prior to completing the sale of all company-operated restaurants in fiscal year 2016, we also generated revenue from retail store sales at our company-operated restaurants.
Our history
Both of our brands have a rich heritage dating back to the 1940s, when Bill Rosenberg founded his first restaurant, subsequently renamed Dunkin’ Donuts, and Burt Baskin and Irv Robbins each founded a chain of ice cream shops that eventually combined to form Baskin-Robbins. Baskin-Robbins and Dunkin’ Donuts were individually acquired by Allied Domecq PLC in 1973 and 1989, respectively. The brands were organized under the Allied Domecq Quick Service Restaurants subsidiary, which was renamed Dunkin’ Brands, Inc. in 2004. Allied Domecq was acquired in July 2005 by Pernod Ricard S.A. In March of 2006, Dunkin’ Brands, Inc. was acquired by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. through a holding company that was incorporated in Delaware on November 22, 2005 and was later renamed Dunkin’ Brands Group, Inc. In July 2011, we completed our initial public offering (the “IPO”). Upon the completion of the IPO, our common stock became listed on the NASDAQ Global Select Market under the symbol “DNKN.”

Our brands
Dunkin’ Donuts-U.S.
Dunkin’ Donuts is a leading U.S. QSR concept, and is the QSR leader in donut and bagel categories for servings. Dunkin’ Donuts is also a national QSR leader for breakfast sandwich servings. Since the late 1980s, Dunkin’ Donuts has transformed itself into a coffee and beverage-based concept, and is a national QSR leader in servings in the hot regular/decaf/flavored coffee category and the iced regular/decaf/flavored coffee category, with sales of approximately 1.7 billion servings of total hot and iced coffee annually. Over the last ten fiscal years, Dunkin’ Donuts U.S. systemwide sales have grown at a 5.8% compound annual growth rate and total Dunkin’ Donuts U.S. points of distribution grew from 5,786 to 9,141. As of December 30, 2017, approximately 86% of these points of distribution are traditional restaurants consisting of end-cap, in-line and stand-alone restaurants, many with drive-thrus, and gas and convenience locations. In addition, we have alternative points of distribution (“APODs”), such as full- or self-service kiosks in offices, hospitals, colleges, airports, grocery stores, wholesale clubs, and other smaller-footprint properties. We believe that Dunkin’ Donuts continues to have significant growth potential in the U.S. given its strong brand awareness and variety of restaurant formats. For fiscal year 2017, the Dunkin’ Donuts franchise system generated U.S. systemwide sales of $8.5 billion, which accounted for approximately 76% of our global systemwide sales, and had 9,141 U.S. points of distribution (with more than 50% of our restaurants having drive-thrus) at period end.
Baskin-Robbins-U.S.
Baskin-Robbins is one of the leading QSR chains in the U.S. for servings of hard-serve ice cream and develops and sells a full range of frozen ice cream treats such as cones, cakes, sundaes, and frozen beverages. Baskin-Robbins enjoys strong brand awareness in the U.S., and we believe the brand is known for its innovative flavors, popular “Birthday Club” program and ice cream flavor library of over 1,300 different offerings. Additionally, our Baskin-Robbins U.S. segment has experienced comparable store sales growth in six of the last seven fiscal years. We believe we can capitalize on the brand’s strengths and continue generating renewed excitement for the brand. Baskin-Robbins’ “31 flavors” offers consumers a different flavor for each day of the month. For fiscal year 2017, the Baskin-Robbins franchise system generated U.S. systemwide sales of approximately $606.1 million, which accounted for approximately 5% of our global systemwide sales. Over the last ten fiscal years, total Baskin-Robbins U.S. points of distribution declined from 2,868 to 2,560 as of December 30, 2017.
International operations
Our international business is primarily conducted via joint ventures and country or territorial license arrangements with “master franchisees,” who both operate and sub-franchise the brand within their licensed areas. Increasingly, in certain markets, we are migrating to a model with multiple franchisees in one country, including markets in the United Kingdom, Germany, China, and Mexico. Our international franchise system, predominantly located across Asia and the Middle East, generated systemwide sales of $2.1 billion for fiscal year 2017, which represented approximately 19% of Dunkin’ Brands’ global systemwide sales. As of December 30, 2017, Dunkin’ Donuts had 3,397 international points of distribution in 45 countries (excluding the U.S.), which grew from 2,202 points of distribution as of December 29, 2007, and represented $733.6 million of international systemwide sales for fiscal year 2017. As of December 30, 2017, Baskin-Robbins had 5,422 international points of distribution in 52 countries (excluding the U.S.), which grew from 3,006 points of distribution as of December 29, 2007, and represented approximately $1.3 billion of international systemwide sales for fiscal year 2017. We believe that we have opportunities to continue to grow our Dunkin’ Donuts and Baskin-Robbins concepts internationally in new and existing markets through brand and menu differentiation.

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
Master franchise agreements are the most prevalent international relationships for both brands. Under these agreements, the applicable brand grants the master franchisee the limited exclusive right to develop and operate a certain number of restaurants within a particular geographic area, such as selected cities, one or more provinces or an entire country, pursuant to a development schedule that defines the number of restaurants that the master franchisee must open annually. Those development schedules customarily extend for five to ten years. If the master franchisee fails to perform its obligations, the limited exclusivity provision of the agreement terminates and additional franchise agreements may be put in place to develop restaurants.
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

Restaurant type	Initial franchise fee*
Dunkin’ Donuts Single-Branded Restaurant	$40,000-90,000
Baskin-Robbins Single-Branded Restaurant	$25,000
Dunkin’ Donuts/Baskin-Robbins Multi-Branded Restaurant	$50,000-100,000

*	Fees as of January 1, 2018 and excludes alternative points of distribution
In addition to the payment of initial franchise fees, our U.S. Dunkin’ Donuts brand franchisees, U.S. Baskin-Robbins brand franchisees, and our international Dunkin’ Donuts brand franchisees pay us royalties on a percentage of the gross sales made from each restaurant. In the U.S., the majority of our franchise agreement renewals and the vast majority of our new franchise agreements require our franchisees to pay us a royalty of 5.9% of gross sales. During fiscal year 2017, our effective royalty rate in the Dunkin’ Donuts U.S. segment was approximately 5.5% and in the Baskin-Robbins U.S. segment was approximately 4.9%. The arrangements for Dunkin’ Donuts in the majority of our international markets require royalty payments to us of 5.0% of gross sales. However, many of our larger international partners, including our South Korean joint venture partner, have agreements at a lower rate and/or based on wholesale sales to restaurants, resulting in an effective royalty rate in the Dunkin’ Donuts International segment in 2017 of approximately 2.4%. We typically collect royalty payments on a weekly basis from our domestic franchisees. For the Baskin-Robbins brand in international markets, we do not generally receive royalty payments from our franchisees; instead we earn revenue from such franchisees as a result of our sale of ice cream products to them, and in 2017 our effective royalty rate in this segment was approximately 0.5%. In certain instances, we supplement and modify certain SDAs, and franchise agreements entered into pursuant to such SDAs with certain incentives that may (i) reduce or eliminate the initial franchise fee associated with a franchise agreement; (ii) reduce the royalties for a specified period of the term of the franchise agreements depending on the details related to each specific incentive program; (iii) reimburse the franchisee for certain local marketing activities in excess of the minimum required; and (iv) provide certain development incentives. To qualify for any or all of these incentives, the franchisee must meet certain requirements, each of which are set forth in an addendum to the SDA and the franchise agreement. We believe these incentives will lead to accelerated development in our less mature markets.
Franchisees in the U.S. also pay advertising fees to the brand-specific advertising funds administered by us. Franchisees make weekly contributions, generally 5% of gross sales, to the advertising funds. Franchisees may elect to increase the contribution to support general brand-building efforts or specific initiatives. The advertising funds for the U.S., which received $440.6 million in contributions from franchisees in fiscal year 2017, are almost exclusively franchisee-funded and cover all expenses related to marketing, research and development, innovation, advertising and promotion, including market research, production, advertising costs, public relations, and sales promotions. We use no more than 20% of the advertising funds to cover the administrative expenses of the advertising funds and for other strategic initiatives designed to increase sales and to enhance the reputation of the brands. As the administrator of the advertising funds, we determine the content and placement of advertising, which is done through print, radio, television, online, billboards, sponsorships, and other media, all of which is sourced by agencies. Under certain circumstances, franchisees are permitted to conduct their own local advertising, but must obtain our prior approval of content and promotional plans.

Other franchise related fees
We lease and sublease properties to franchisees in the U.S. and in Canada, generating net rental fees when the cost charged to the franchisee exceeds the cost charged to us. For fiscal year 2017, we generated 12.2%, or $104.6 million, of our total revenue from rental fees from franchisees and incurred related occupancy expenses of $60.3 million.
We also receive a license fee from Dean Foods Co. (“Dean Foods”) as part of an arrangement whereby Dean Foods manufactures and distributes ice cream and other frozen products to Baskin-Robbins franchisees in the U.S. In connection with this agreement, Dunkin’ Brands receives a fee based on net sales of covered products. For fiscal year 2017, we generated 1.2%, or $10.2 million, of our total revenue from license fees from Dean Foods.

We distribute ice cream products to Baskin-Robbins franchisees who operate Baskin-Robbins restaurants located in certain foreign countries and receive revenue associated with those sales. For fiscal year 2017, we generated 12.9%, or $110.7 million, of our total revenue from the sale of ice cream and other products to franchisees primarily in certain foreign countries.
Other revenue sources include online training fees, licensing fees earned from the sale of K-Cup® pods, retail packaged coffee, ready-to-drink bottled iced coffee, and other branded products, net refranchising gains, other one-time fees such as transfer fees, and late fees. For fiscal year 2017, we generated 4.9%, or $42.3 million, of our total revenue from these other sources.
International operations
Our international business is organized by brand and by country and/or region. Operations are primarily conducted through master franchise agreements with local operators. In certain instances, the master franchisee may have the right to sub-franchise. We utilize a multi-franchise system in certain markets, including the United Kingdom, Germany, China and Mexico. In addition, we have a joint venture with a local, publicly-traded company for the Baskin-Robbins brand in Japan, and joint ventures with local companies in Australia for the Baskin-Robbins brand and in South Korea for both the Dunkin’ Donuts and Baskin-Robbins brands. The Company also had an interest in a joint venture in Spain for the Dunkin’ Donuts brand, which it sold during the fourth quarter of fiscal year 2016. By teaming with local operators, we believe we are better able to adapt our concepts to local business practices and consumer preferences. We have had an international presence since 1961 when the first Dunkin’ Donuts restaurant opened in Canada. As of December 30, 2017, there were 5,422 Baskin-Robbins restaurants in 52 countries outside the U.S. and 3,397 Dunkin’ Donuts restaurants in 45 countries outside the U.S. Baskin-Robbins points of distribution represent the majority of our international presence and accounted for approximately 65% of international systemwide sales.
Our key markets for both brands are predominantly based in Asia and the Middle East, which accounted for approximately 69% and 17%, respectively, of international systemwide sales for fiscal year 2017. For fiscal year 2017, $2.1 billion of total systemwide sales were generated by restaurants located in international markets, which represented approximately 19% of total systemwide sales, with the Dunkin’ Donuts brand accounting for $733.6 million and the Baskin-Robbins brand accounting for $1.3 billion of our international systemwide sales. For the same period, our revenues from international operations totaled $135.3 million, with the Baskin-Robbins brand generating approximately 85% of such revenues.
Overview of key markets
As of December 30, 2017, the top foreign countries and regions in which the Dunkin’ Donuts brand and/or the Baskin-Robbins brand operated were:

Country/Region	Type	Franchised brand(s)	Number of restaurants
South Korea	Joint Venture	Dunkin’ Donuts	702
		Baskin-Robbins	1,327
Japan	Joint Venture	Baskin-Robbins	1,174
Middle East	Master Franchise Agreements	Dunkin’ Donuts	560
		Baskin-Robbins	915
South Korea
Restaurants in South Korea accounted for approximately 36% of total systemwide sales from international operations for fiscal year 2017. Baskin-Robbins accounted for 71% of such sales. In South Korea, we conduct business through a 33.3% ownership stake in a combination Dunkin’ Donuts brand/Baskin-Robbins brand joint venture, with South Korean shareholders owning the remaining 66.7% of the joint venture. The joint venture acts as the master franchisee for South Korea, sub-franchising the Dunkin’ Donuts and Baskin-Robbins brands to franchisees. The joint venture also manufactures and supplies restaurants located in South Korea with ice cream, donuts, and coffee products.
Japan
Restaurants in Japan accounted for approximately 19% of total systemwide sales from international operations for fiscal year 2017, 100% of which came from Baskin-Robbins. We conduct business in Japan through a 43.3% ownership stake in a Baskin-Robbins brand joint venture. Our partner also owns a 43.3% interest in the joint venture, with the remaining 13.4% owned by public shareholders. The joint venture primarily manufactures and sells ice cream to restaurants in Japan and acts as master franchisee for the country.

Middle East
The Middle East represents another key region for us. Restaurants in the Middle East accounted for approximately 17% of total systemwide sales from international operations for fiscal year 2017. Baskin-Robbins accounted for approximately 65% of such sales. We conduct operations in the Middle East through master franchise arrangements.
Industry overview
According to The NPD Group/CREST® (“CREST®”), the QSR segment of the U.S. restaurant industry accounted for approximately $291 billion of the total $450 billion restaurant industry sales in the U.S. for the twelve months ended December 30, 2017. The U.S. restaurant industry is generally categorized into segments by price point ranges, the types of food and beverages offered, and service available to consumers. QSR is a restaurant format characterized by counter or drive-thru ordering and limited, or no, table service. QSRs generally seek to capitalize on consumer desires for quality and convenient food at economical prices.
Our Dunkin’ Donuts brand competes in the QSR segment categories and subcategories that include coffee, donuts, muffins, bagels, and breakfast sandwiches. In addition, in the U.S., our Dunkin’ Donuts brand has historically focused on the breakfast daypart, which we define to include the portion of each day from 5:00 a.m. until 11:00 a.m. While, according to CREST® data, the compound annual growth rate for total QSR daypart visits in the U.S. was 1% over the five-year period ended December 30, 2017, the compound annual growth rate for QSR visits in the U.S. during the morning meal daypart was 3% over the same five-year period. There can be no assurance that such growth rates will be sustained in the future.
For the twelve months ended December 30, 2017, there were sales of over 8 billion restaurant servings of coffee in the U.S., 88% of which were attributable to the QSR segment, according to CREST® data. According to CREST®, total coffee servings at QSR have grown at a 4% compound annual rate for the five-year period ending December 30, 2017. Over the years, our Dunkin’ Donuts brand has evolved into a predominantly coffee-based concept, with approximately 58% of Dunkin’ Donuts’ U.S. systemwide sales for fiscal year 2017 generated from coffee and other beverages. We believe QSRs, including Dunkin’ Donuts, are positioned to capture additional coffee market share through an increased focus on coffee offerings.
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
Licensing
We derive licensing revenue from agreements with Dean Foods for domestic ice cream sales, with The J.M. Smucker Co. (“Smuckers”) for the sale of packaged coffee in certain retail outlets (primarily grocery retail), with Keurig Green Mountain, Inc. (“KGM”) and Smuckers for sale of Dunkin’ K-Cup® pods in certain retail outlets (primarily grocery retail), and with The Coca-Cola Company for the sale of Dunkin' Donuts branded ready-to-drink bottled iced coffee in certain retail outlets (primarily gas and convenience retail), as well as from other licensees. For the 52 weeks ending December 31, 2017, the Dunkin’ Donuts branded 12 oz. original blend coffee, which is distributed by Smuckers, was the #1 stock-keeping unit nationally in the premium coffee category. For the 52 weeks ending December 31, 2017, sales of our 12 oz. original blend, as expressed in total equivalent units and dollar sales, were double that of the next closest competitor. Additionally, for the 52 weeks ending December 31, 2017, the 10-count carton of our original blend K-Cup® pods, also distributed by Smuckers, was the #1 stock-keeping unit nationally in the K-Cup® pod category as expressed in total dollar sales. Through December 31, 2017, we have sold more than 1.1 billion Dunkin’ K-Cup® pods in grocery outlets since launch in May 2015. With the introduction of Dunkin’ K-Cup® pods into grocery outlets, more than 2.8 billion cups of Dunkin’ Donuts coffee were sold through grocery outlets during calendar year 2017. Through December 31, 2017, Dunkin' Donuts branded ready-to-drink bottled iced coffee sales in retail outlets have surpassed $150.0 million since launch in the first quarter of 2017.

Marketing
We coordinate domestic advertising and marketing at the national and local levels through our administration of brand specific advertising funds. The goals of our marketing strategy include driving comparable store sales and brand differentiation, increasing our total coffee and beverage sales, protecting and growing our morning daypart sales, and growing our afternoon daypart sales. Generally, our domestic franchisees contribute 5% of weekly gross retail sales to fund brand specific advertising funds. The funds are used for various national and local advertising campaigns including print, radio, television, online, mobile, loyalty, billboards, and sponsorships. Over the past ten years, our U.S. franchisees have invested approximately $2.7 billion on advertising to increase brand awareness and restaurant performance across both brands. Additionally, we have various pricing strategies, so that our products appeal to a broad range of customers. In August 2012, we launched the Dunkin’ Donuts mobile application for payment and gifting, which built the foundation for one-to-one marketing with our customers. In January 2014, we launched a new DD Perks® Rewards loyalty program nationally, which is fully integrated with the Dunkin’ Donuts mobile application and allows us to engage our customers in these one-to-one marketing interactions. In June 2016, we continued to leverage digital technologies to drive customer loyalty and enhance the restaurant experience through the launch of On-the-Go mobile ordering for our DD Perks® members, which enables users to order ahead and speed to the front of the line in restaurants. As of December 30, 2017 our DD Perks® Rewards loyalty program had over 8 million members.
The supply chain
Domestic
We do not typically supply products to our domestic franchisees. As a result, with the exception of licensing fees paid by Dean Foods on domestic ice cream sales, we do not typically derive revenues from product distribution. Our franchisees’ suppliers include Rich Products Corp., Dean Foods, The Coca-Cola Company, and KGM. In addition, our franchisees’ primary coffee roasters currently are Reily Foods Company, Inc., Mother Parkers Tea & Coffee Inc., S&D Coffee, Inc., and Massimo Zanetti Beverage USA, Inc., and their primary donut mix suppliers currently are Continental Mills and Pennant Ingredients Inc. We periodically review our relationships with licensees and approved suppliers and evaluate whether those relationships continue to be on competitive or advantageous terms for us and our franchisees.
Purchasing
Purchasing for the Dunkin’ Donuts brand is facilitated by National DCP, LLC (the “NDCP”), which is a Delaware limited liability company operated as a cooperative owned by its franchisee members. The NDCP is managed by a staff of supply chain professionals who report directly to the NDCP’s board of directors. The NDCP has approximately 1,600 employees including executive leadership, sourcing professionals, warehouse staff, and drivers. The NDCP board of directors has eight voting franchisee members, one NDCP non-voting member, and one independent non-voting member. In addition, our Vice President of Supply Chain is a voting member of the NDCP board. The NDCP engages in purchasing, warehousing, and distribution of food and supplies on behalf of participating restaurants and some international markets. The NDCP program provides franchisee members nationwide the benefits of scale while fostering consistent product quality across the Dunkin’ Donuts brand. We do not control the NDCP and have only limited contractual rights associated with managing that franchisee-owned purchasing and distribution cooperative.
Manufacturing of Dunkin’ Donuts bakery goods
Centralized production is another element of our supply chain that is designed to support growth for the Dunkin’ Donuts brand. Centralized manufacturing locations (“CMLs”) are franchisee-owned and -operated facilities for the centralized production of donuts and bakery goods. The CMLs deliver freshly baked products to Dunkin’ Donuts restaurants on a daily basis and are designed to provide consistent quality products while simplifying restaurant-level operations. As of December 30, 2017, there were 96 CMLs (of varying size and capacity) in the U.S. CMLs are an important part of franchise economics, and are supportive of profit building initiatives as well as protecting brand quality standards and consistency.

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
Baskin-Robbins
The Baskin-Robbins manufacturing network is comprised of 13 facilities, none of which are owned or operated by us, that supply our international markets with ice cream products. We utilize facilities owned by Dean Foods to produce ice cream products which we purchase and distribute to many of our international markets. Certain international franchisees rely on third-party-owned facilities to supply ice cream products to them, including facilities in Ireland and Canada. The Baskin-Robbins brand restaurants in India and Russia are supported by master franchisee-owned facilities in those respective countries while the restaurants in Japan and South Korea are supported by the joint venture-owned facilities located within each country.
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
Employees
As of December 30, 2017, we employed 1,148 people, 1,106 of whom were based in the U.S. and 42 of whom were based in other countries. Of our domestic employees, 443 worked in the field and 663 worked at our corporate headquarters or our satellite office in California. Of these employees, 224, who are almost exclusively in marketing positions, were paid by certain of our advertising funds. None of our employees are represented by a labor union, and we believe our relationships with our employees are healthy.
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
Advances in technologies or alternative methods of delivery, including advances in vending machine technology, direct home delivery of on-line orders and home coffee makers, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources than us, may be able to benefit from changes in technologies or consumer acceptance of alternative methods of delivery, which could harm our competitive position. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery, or to effectively adjust our product mix, service offerings, and marketing and merchandising initiatives for products and services that address, and anticipate advances in, technology and market trends. If we are not able to successfully respond to these challenges, our business, financial condition, and operating results could be harmed.
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
We have a significant amount of indebtedness. As of December 30, 2017, we had total indebtedness of approximately $3.1 billion under our securitized debt facility, excluding $32.3 million of undrawn letters of credit and $117.7 million of unused commitments.
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
The indenture governing the securitized debt restricts the cash flow from the entities subject to the securitization to any of our other entities and upon the occurrence of certain events, cash flow would be further restricted.
In the event that a rapid amortization event occurs under the indenture governing the securitized debt (including, without limitation, upon an event of default under the indenture or the failure to repay the securitized debt at the end of the applicable term), the funds available to us would be reduced or eliminated, which would in turn reduce our ability to operate or grow our business.
Infringement, misappropriation, or dilution of our intellectual property could harm our business.
We regard our Dunkin’ Donuts® and Baskin-Robbins® trademarks as having significant value and as being important factors in the marketing of our brands. We have also obtained trademark protection for the trademarks associated with several of our product offerings and advertising slogans, including “America Runs on Dunkin’ ®”. We believe that these and other intellectual property, including certain patents and trade secrets, are valuable assets that are critical to our success. We rely on a combination of protections provided by contracts, as well as copyright, patent, trademark, and other laws, such as trade secret and unfair competition laws, to protect our intellectual property from infringement, misappropriation, or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the United States and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries.
Although we monitor our intellectual property, especially our trademark portfolio, both internally and through external search agents and impose an obligation on franchisees to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce, and protect our trademarks or other intellectual property rights. We are aware of names and marks similar to our service marks being used by other persons. Although we believe such uses will not adversely affect us, further or currently unknown unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our brands and may adversely affect our business. The same is true with regards to our intellectual property. Namely, that unauthorized uses of such intellectual property, including patents, trade secrets or proprietary software, or other infringement thereof, by third parties may adversely affect our business. Effective intellectual property protection may not be available in every country in which we have or intend to open or franchise a restaurant or license our intellectual property. Failure to adequately protect our intellectual property rights could damage our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trade secrets and other intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants, and suppliers may breach their contractual obligations not to reveal our confidential information, including trade secrets. Although we have taken measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that third parties will not independently develop products or concepts that are substantially similar to ours. Despite our efforts, it may be possible for third-parties to reverse engineer, otherwise obtain, copy, and use software or information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices, and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results.
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
We are and may, in the future, become the subject of claims for infringement, misappropriation, or other violation of intellectual property rights, which may or not be unfounded, from owners of intellectual property in areas where our franchisees operate or where we intend to conduct operations, including in foreign jurisdictions. Such claims, whether or not they have any merit, could harm our image, our brands, our competitive position, or our ability to expand our operations into other jurisdictions and cause us to incur significant costs related to defense or settlement. If such claims were decided against us, or a third party indemnified by us pursuant to license terms, we could be required to pay damages, develop or adopt non-infringing products or services, or acquire a license to the intellectual property that is the subject of the asserted claim, which license may not be available on acceptable terms or at all. The attendant expenses could require the expenditure of additional capital, and there would be expenses associated with the defense of any infringement, misappropriation, or other third-party claims, and there could be attendant negative publicity, even if ultimately decided in our favor.
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

Our joint ventures in Japan and South Korea, as well as our licensees in Russia and India, manufacture ice cream products independently. The joint ventures in Japan and South Korea own manufacturing facilities in their countries of operation. The revenues derived from these joint ventures differ fundamentally from those of other types of franchise arrangements in the system because the income that we receive from the joint ventures in Japan and South Korea is based in part on the profitability, rather than the gross sales, of the restaurants operated by these joint ventures. Accordingly, in the event that the joint ventures in Japan or South Korea experience staple ingredient price increases that adversely affect the profitability of the restaurants operated by these joint ventures, that decrease in profitability would reduce distributions by these joint ventures to us, which in turn could materially and adversely impact our business and operating results.

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
Network and information technology systems are integral to our business. We utilize various computer systems, including our FAST System and our EFTPay System, which are customized, web-based systems. The FAST System is the system by which our U.S. and Canadian franchisees report their weekly sales and pay their corresponding royalty fees and required advertising fund contributions. When sales are reported by a U.S. or Canadian franchisee, a withdrawal for the authorized amount is initiated from the franchisee’s bank after 12 days (from the week ending or month ending date). The FAST System is critical to our ability to accurately track sales and compute royalties due from our U.S. and Canadian franchisees. The EFTPay System is used by our U.S. and Canadian franchisees to make payments against open, non-fee invoices (i.e., all invoices except royalty and advertising funds). When a franchisee selects an invoice and submits the payment, on the following day a withdrawal for the selected amount is initiated from the franchisee’s bank. Additionally, an increasing number of transactions in our restaurants are processed through our mobile application. Despite the implementation of security measures, our systems are subject to damage and/or interruption as a result of power outages, computer and network failures, computer viruses and other disruptive software, security breaches, terrorist attacks, catastrophic events, and improper usage by employees. Such events could result in a material disruption in operations, a need for a costly repair, upgrade, or replacement of systems, or a decrease in, or in the collection of, royalties paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur a liability which could materially affect our results of operations.

Interruptions in the supply of product to franchisees and licensees could adversely affect our revenues.
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved in advance. In this regard, we and our franchisees depend on a group of suppliers for ingredients, foodstuffs, beverages, and disposable serving instruments including, but not limited to, Rich Products Corp., Dean Foods Co., The Coca-Cola Company, and Silver Pail Dairy, Ltd. as well as four primary coffee roasters and two primary donut mix suppliers. In 2017, we and our franchisees purchased products from nearly 500 approved domestic suppliers, with approximately 11 of such suppliers providing half, based on dollar volume, of all products purchased domestically. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place to ensure continuity of supply. In addition we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees’ supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items.
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
As of December 30, 2017, we had 8,819 international restaurants located in 68 foreign countries. The international operations of our franchisees may subject us to additional risks, which differ in each country in which our franchisees operate, and such risks may negatively affect our business or result in a delay in or loss of royalty income to us.
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
Internationally, and in limited cases domestically, we enter into relationships with “master franchisees” to develop and operate restaurants in defined geographic areas. Master franchisees are granted exclusivity rights with respect to larger territories than the typical franchisees, and in particular cases, expansion after minimum requirements are met is subject to the discretion of the master franchisee. In fiscal years 2017, 2016, and 2015, we derived approximately 13.3%, 14.6%, and 14.8%, respectively, of our total revenues from master franchisee arrangements. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay of the development of franchised restaurants, or an interruption in the operation of one of our brands in a particular market or markets. Any such delay or interruption would result in a delay in, or loss of, royalty income to us whether by way of delayed royalty income or delayed revenues from the sale of ice cream and other products by us to franchisees internationally, or reduced sales. Any interruption in operations due to the termination of an arrangement with a master franchisee similarly could result in lower revenues for us, particularly if we were to determine to close restaurants following the termination of an arrangement with a master franchisee.
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
In certain limited instances, a franchisee may be operating a restaurant pursuant to an unwritten franchise arrangement. Such circumstances may arise where a franchisee arrangement has expired and new or renewal agreements have yet to be executed or where the franchisee has developed and opened a restaurant but has failed to memorialize the franchisor-franchisee relationship in an executed agreement as of the opening date of such restaurant. In certain other limited instances, we may allow a franchisee in good standing to operate domestically pursuant to franchise arrangements which have expired in their normal course and have not yet been renewed. As of December 30, 2017, less than 1% of our restaurants were operating without a written agreement. There is a risk that either category of these franchise arrangements may not be enforceable under federal, state, or local laws and regulations prior to correction or if left uncorrected. In these instances, the franchise arrangements may be enforceable on the basis of custom and assent of performance. If the franchisee, however, were to neglect to remit royalty payments in a timely fashion, we may be unable to enforce the payment of such fees which, in turn, may materially and adversely affect our business and operating results. While we generally require franchise arrangements in foreign jurisdictions to be entered into pursuant to written franchise arrangements, subject to certain exceptions, some expired contracts, letters of intent, or oral agreements in existence may not be enforceable under local laws, which could impair our ability to collect royalty income, which in turn may materially and adversely impact our business and operating results.
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
In 2015, the National Labor Relations Board adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. If this joint employer liability standard is upheld or adopted by other government agencies such as the Department of Labor, the Equal

Employment Opportunity Commission, and the Occupational Safety and Health Administration and/or applied generally to franchise relationships, it could cause us to be liable or held responsible for unfair labor practices and other violations of its franchisees and subject us to other liabilities, and require us to conduct collective bargaining negotiations, regarding employees of totally separate, independent employers, most notably our franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.
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

Changes in tax laws could adversely affect the taxes we pay and our profitability.
We are subject to income and other taxes in the U.S. and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations, including changes and uncertainties resulting from proposals for comprehensive or corporate tax reforms in the U.S. or elsewhere. On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law. While we have estimated the effects of the Tax Act, we continue to refine those estimates with the possibility they could change, and those changes could be material. Any increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.

Risks related to our common stock

Our stock price could be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.
Since our initial public offering in July 2011, the price of our common stock, as reported by NASDAQ, has ranged from a low of $23.24 on December 15, 2011 to a high of $68.45 on January 25, 2018. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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
As of December 30, 2017, we owned 97 properties and leased 975 locations across the U.S. and Canada, a majority of which we leased or subleased to franchisees. For fiscal year 2017, we generated 12.2%, or $104.6 million, of our total revenue from rental fees from franchisees who lease or sublease their properties from us.
The remaining balance of restaurants selling our products are situated on real property owned by franchisees or leased directly by franchisees from third-party landlords. All international restaurants (other than 11 located in Canada) are situated on real property owned by licensees and their sub-franchisees or leased by licensees and their sub-franchisees directly from a third-party landlord.
As of December 30, 2017, 100% of Dunkin’ Donuts and Baskin-Robbins restaurants are owned and operated by franchisees. We have construction and site management personnel who oversee the construction of restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. As of December 30, 2017, there were 12,538 Dunkin’ Donuts points of distribution, operating in 42 states and the District of Columbia in the U.S. and 45 foreign countries. Baskin-Robbins points of distribution totaled 7,982, operating in 44 U.S. states, the District of Columbia, Puerto Rico, and 52 foreign countries. As of December 30, 2017, the Company did not own or operate any restaurants. The following table illustrates domestic and international points of distribution by brand as of December 30, 2017.

Franchised points of distribution
Dunkin’ Donuts—US*	9,141
Dunkin’ Donuts—International	3,397
Total Dunkin’ Donuts*	12,538
Baskin-Robbins—US*	2,560
Baskin-Robbins—International	5,422
Total Baskin-Robbins*	7,982
Total US	11,701
Total International	8,819

*	Combination restaurants, as more fully described below, count as both a Dunkin’ Donuts and a Baskin-Robbins point of distribution.
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
In the U.S., Baskin-Robbins can also be found in 1,302 combination restaurants (“combos”) that also include a Dunkin’ Donuts restaurant, and are typically either free-standing or an end-cap. These combos, which we count as both a Dunkin’ Donuts and a Baskin-Robbins point of distribution, typically range from 1,400 to 3,500 square feet.
Of the 11,701 U.S. locations, 92 were sites owned by the Company and leased to franchisees, 941 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. Our land or land and building leases are generally for terms of ten years to twenty years, and often have one or more five-year or ten-year renewal options. In certain lease agreements, we have the option to purchase, or the right of first refusal to purchase, the real estate. Certain leases require the payment of additional rent equal to a percentage of annual sales in excess of specified amounts.
Of the sites owned or leased by the Company in the U.S., 21 are locations that no longer have a Dunkin’ Donuts or Baskin-Robbins restaurant (“surplus properties”). Some of these surplus properties have been sublet to other parties while the remaining are currently vacant.
We also have leased office space in Brazil, China, Dubai, and the United Kingdom.
The following table sets forth the Company’s owned and leased office and training facilities, including the approximate square footage of each facility. None of these owned properties, or the Company’s leasehold interest in leased property, is encumbered by a mortgage.

Location	Type	Owned/Leased	Approximate Sq. Ft.
Canton, MA	Office	Leased	175,000
Braintree, MA (training facility)	Office	Owned	15,000
Burbank, CA (training facility)	Office	Leased	19,000
Dubai, United Arab Emirates (regional office space)	Office	Leased	3,200
Shanghai, China (regional office spaces)	Office	Leased	2,975
Various (regional sales offices)	Office	Leased	Range of 150 to 300

Item 3.	Legal Proceedings.
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. As of December 30, 2017, $3.6 million is recorded within other current liabilities in the consolidated balance sheet in connection with all outstanding litigation.

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

Fiscal Quarter	High	Low
2017
Fourth Quarter (13 weeks ended December 30, 2017)	$65.73	$52.66
Third Quarter (13 weeks ended September 30, 2017)	$55.80	$50.89
Second Quarter (13 weeks ended July 1, 2017)	$59.70	$51.49
First Quarter (13 weeks ended April 1, 2017)	$58.43	$50.26

2016
Fourth Quarter (14 weeks ended December 31, 2016)	$56.13	$46.55
Third Quarter (13 weeks ended September 24, 2016)	$50.34	$41.29
Second Quarter (13 weeks ended June 25, 2016)	$49.59	$42.00
First Quarter (13 weeks ended March 26, 2016)	$48.29	$36.44
On February 22, 2018, we had 1,001 holders of record of our common stock.
Dividend policy
During fiscal years 2017 and 2016, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2017:
First quarter	$0.3225	$29,621	March 22, 2017
Second quarter	$0.3225	$29,226	June 14, 2017
Third quarter	$0.3225	$29,064	September 6, 2017
Fourth quarter	$0.3225	$29,092	December 6, 2017

Fiscal year 2016:
First quarter	$0.3000	$27,395	March 16, 2016
Second quarter	$0.3000	$27,456	June 8, 2016
Third quarter	$0.3000	$27,475	August 31, 2016
Fourth quarter	$0.3000	$27,377	November 30, 2016

On February 6, 2018, we announced that our board of directors approved an increase to the next quarterly dividend to $0.3475 per share of common stock payable on March 21, 2018.

We currently anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition, and certain other factors. There can be no assurance as to the amount of cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations, and financing needs and will be declared at the discretion of our board of directors.
Issuer Purchases of Equity Securities
On October 25, 2017, our board of directors authorized a new share repurchase program for up to an aggregate of $650 million of its outstanding common stock. This repurchase authorization is valid for a period of two years and replaces the Company's existing share repurchase program. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.

The Company did not repurchase any shares in the fourth quarter of fiscal year 2017.
In February 2018, the Company entered into two accelerated share repurchase agreements (the “February 2018 ASR Agreements”) with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, the Company paid the financial institutions $650.0 million from cash on hand and received an initial delivery of 8,478,722 shares of the Company's common stock on February 16, 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. At settlement, the financial institutions may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make cash payment to the financial institutions. Final settlement of each of the February 2018 ASR Agreements is expected to be completed in the third quarter of fiscal year 2018, although the settlement may be accelerated at each financial institution’s option.
Securities authorized for issuance under our equity compensation plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)(4)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)(4)
Equity compensation plans approved by security holders	5,392,302	$38.40	4,329,044
Equity compensation plans not approved by security holders	—	—	—
TOTAL	5,392,302	$38.40	4,329,044
(1)Consists of 5,022,916 shares issuable upon exercise of outstanding options, 220,800 shares issuable upon vesting of outstanding restricted stock units, and 148,586 shares issuable upon vesting of performance stock units under approved plans.

(2)The weighted-average exercise price takes into account 369,386 shares under approved plans issuable upon vesting of outstanding restricted stock units and performance stock units, which have no exercise price. The weighted average exercise price solely with respect to stock options outstanding under the approved plans is $41.22.
(3)Consists of 3,883,830 shares remaining available for issuance under the Company’s 2015 Omnibus Long-Term Incentive Plan and 445,214 shares remaining available for issuance under the Company’s employee stock purchase plan.
(4)Amounts exclude the impact of a maximum 148,586 of incremental shares that may be issuable upon vesting based on the level of performance achieved related to performance stock units.

Performance Graph
The following graph depicts the total return to shareholders for the five-year period ended December 30, 2017, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on December 29, 2012 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/29/2012	12/28/2013	12/27/2014	12/26/2015	12/31/2016	12/30/2017
Dunkin’ Brands Group, Inc. (DNKN)	$100.00	$150.44	$136.10	$139.11	$176.52	$222.00
S&P 500	$100.00	$129.85	$147.29	$145.33	$157.88	$188.53
S&P Consumer Discretionary	$100.00	$141.78	$154.48	$168.03	$174.62	$211.68

Item 6.	Selected Financial Data.
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

	Fiscal year
	2017	2016	2015	2014	2013
	($ in thousands, except per share data)
Consolidated Statements of Operations Data:
Franchise fees and royalty income	$592,689	549,571	513,222	482,329	453,976
Rental income	104,643	101,020	100,422	97,663	96,082
Sales of ice cream and other products	110,659	114,857	115,252	117,484	112,276
Sales at company-operated restaurants	—	11,975	28,340	22,206	24,976
Other revenues	52,510	51,466	53,697	29,027	26,530
Total revenues	860,501	828,889	810,933	748,709	713,840
Amortization of intangible assets	21,335	22,079	24,688	25,760	26,943
Other operating costs and expenses	407,989	416,029	426,363	406,775	409,688
Total operating costs and expenses	429,324	438,108	451,051	432,535	436,631
Net income (loss) of equity method investments(1)	15,198	14,552	(41,745)	14,846	18,370
Other operating income, net	627	9,381	1,430	7,838	9,157
Operating income	447,002	414,714	319,567	338,858	304,736
Interest expense, net	(101,110)	(100,270)	(96,341)	(67,824)	(79,831)
Loss on debt extinguishment and refinancing transactions	(6,996)	—	(20,554)	(13,735)	(5,018)
Other gains (losses), net	391	(1,195)	(1,084)	(1,566)	(1,799)
Income before income taxes	339,287	313,249	201,588	255,733	218,088
Net income attributable to Dunkin’ Brands	$350,909	195,576	105,227	176,357	146,903
Earnings per share:
Common—basic	$3.86	2.14	1.10	1.67	1.38
Common—diluted	3.80	2.11	1.08	1.65	1.36

	Fiscal year
	2017	2016	2015	2014	2013
	($ in thousands, except per share data or as otherwise noted)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and restricted cash	$1,114,099	431,832	333,115	208,358	257,238
Total assets	3,937,384	3,227,382	3,197,119	3,124,400	3,172,653
Total debt(2)	3,075,133	2,435,137	2,453,643	1,807,556	1,811,798
Total liabilities	3,928,937	3,390,640	3,417,862	2,749,450	2,760,365
Total stockholders’ equity (deficit)	8,447	(163,258)	(220,743)	367,959	407,358
Other Financial Data:
Capital expenditures	$14,606	15,174	30,246	23,638	31,099
Adjusted operating income(3)	467,056	436,578	400,477	365,956	340,396
Adjusted net income(3)	223,757	208,694	187,893	186,113	165,761
Points of Distribution(4):
Dunkin’ Donuts U.S.	9,141	8,828	8,431	8,082	7,695
Dunkin’ Donuts International	3,397	3,430	3,319	3,228	3,163
Baskin-Robbins U.S.	2,560	2,538	2,529	2,529	2,512
Baskin-Robbins International	5,422	5,284	5,078	5,023	4,788
Total points of distribution	20,520	20,080	19,357	18,862	18,158
Comparable Store Sales Growth (Decline):
Dunkin’ Donuts U.S.(5)	0.6%	1.6%	1.4%	1.7%	3.3%
Dunkin’ Donuts International(6)	0.3%	(1.9)%	0.5%	(2.0)%	(0.4)%
Baskin-Robbins U.S.(5)	—%	0.7%	6.1%	4.9%	1.0%
Baskin-Robbins International(6)	(0.1)%	(4.2)%	(1.9)%	(1.2)%	1.9%
Systemwide Sales ($ in millions)(7):
Dunkin’ Donuts U.S.	$8,458.7	8,226.1	7,622.9	7,179.1	6,747.1
Dunkin’ Donuts International	733.6	707.2	678.4	698.2	678.5
Baskin-Robbins U.S.	606.1	603.6	594.8	560.5	531.4
Baskin-Robbins International	1,348.2	1,307.7	1,273.5	1,335.6	1,344.3
Total systemwide sales	$11,146.6	10,844.6	10,169.6	9,773.4	9,301.3
Systemwide Sales Growth (Decline)(8):
Dunkin’ Donuts U.S.	2.8%	7.9%	6.2%	6.4%	7.6%
Dunkin’ Donuts International	3.7%	4.2%	(2.8)%	2.9%	3.2%
Baskin-Robbins U.S.	0.4%	1.5%	6.1%	5.5%	0.7%
Baskin-Robbins International	3.1%	2.7%	(4.6)%	(0.6)%	0.4%
Total systemwide sales growth	2.8%	6.6%	4.1%	5.1%	5.8%

(1)	Fiscal year 2015 includes an impairment of our equity method investment in the Japan joint venture of $54.3 million.

(2)
Includes capital lease obligations of $7.8 million, $8.1 million, $8.0 million, $8.1 million, and $7.4 million as of December 30, 2017, December 31, 2016, December 26, 2015, December 27, 2014, and December 28, 2013, respectively.

(3)
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, impairment of joint ventures, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. Adjusted net income for fiscal year 2017 also excludes the net tax benefit due to the enactment of the Tax Cuts and Jobs Act. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Fiscal year
	2017	2016	2015	2014	2013
	(Unaudited, $ in thousands)
Operating income	$447,002	414,714	319,567	338,858	304,736
Adjustments:
Amortization of other intangible assets	21,335	22,079	24,688	25,760	26,943
Long-lived asset impairment charges	1,617	149	623	1,484	563
Third-party product volume guarantee	—	—	—	(300)	7,500
Peterborough plant closure(a)	—	—	4,075	—	654
Transaction-related costs(b)	—	64	424	154	—
Japan joint venture impairment, net(c)	—	—	53,853	—	—
Bertico-related litigation(d)	(2,898)	(428)	(2,753)	—	—
Adjusted operating income(e)	$467,056	436,578	400,477	365,956	340,396
Net income attributable to Dunkin’ Brands	$350,909	195,576	105,227	176,357	146,903
Adjustments:
Amortization of other intangible assets	21,335	22,079	24,688	25,760	26,943
Long-lived asset impairment charges	1,617	149	623	1,484	563
Third-party product volume guarantee	—	—	—	(300)	7,500
Peterborough plant closure(a)	—	—	4,075	—	654
Transaction-related costs(b)	—	64	424	154	—
Japan joint venture impairment, net(c)	—	—	53,853	—	—
Bertico-related litigation(d)	(2,898)	(428)	(2,753)	—	—
Loss on debt extinguishment and refinancing transactions	6,996	—	20,554	13,735	5,018
Tax impact of adjustments(f)	(10,820)	(8,746)	(19,044)	(16,333)	(16,271)
Income tax audit settlements(g)	—	—	—	(6,717)	(8,417)
Tax impact of legal entity conversion(h)	—	—	246	(8,541)	—
State tax apportionment(i)	—	—	—	514	2,868
Impact of tax reform(j)	(143,382)	—	—	—	—
Adjusted net income	$223,757	208,694	187,893	186,113	165,761

(a)
For fiscal year 2013, the adjustment represents transition-related general and administrative costs incurred related to the the closure of the Baskin-Robbins ice cream manufacturing plant in Peterborough, Canada, such as information technology integration, project management, and transportation costs. For fiscal year 2015, the adjustment represents costs incurred related to the final settlement of the Canadian pension plan as a result of the plant closure.

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

(d)
The adjustment for fiscal year 2015 represents the net reduction to legal reserves for the Bertico litigation and related matters of $2.8 million, as a result of the Quebec Court of Appeals (Montreal) ruling to reduce the damages assessed against the Company in the Bertico litigation from approximately C$16.4 million to approximately C$10.9 million, plus costs and interest. The adjustment for fiscal year 2016 represents a net reduction to legal reserves for the Bertico litigation and related matters of $428 thousand based upon final agreement of interest and related costs associated with the judgment. The adjustment for fiscal year 2017 represents a reduction to legal reserves for Bertico-related litigation of $2.9 million based upon final settlement of such matters.

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

(f)	Tax impact of adjustments calculated at a 40% effective tax rate for each period presented, excluding the Japan joint venture impairment as there was no tax impact related to this charge.

(g)
Represents income tax benefits resulting from the settlement of historical tax positions settled during the prior period, primarily related to the accounting for the acquisition of the Company by private equity firms in 2006.

(h)	Represents the net tax impact of converting Dunkin’ Brands Canada Ltd. to Dunkin’ Brands Canada ULC.

(i)	Represents tax expense recognized due to an increase in our overall state tax rate for a shift in the apportionment of income to certain state jurisdictions.

(j)
Net tax benefit due to the enactment of the Tax Cuts and Jobs Act during fiscal year 2017, consisting primarily of the remeasurement of deferred tax liabilities using the lower enacted corporate tax rate.

(4)	Represents period end points of distribution.

(5)
Represents the growth in average weekly sales for franchisee- and company-operated restaurants that have been open at least 78 weeks (approximately 18 months) that have reported sales in the current and comparable prior year week.

(6)
Generally represents the growth in local currency average monthly sales for franchisee-operated restaurants, including joint ventures, that have been open at least 13 months and that have reported sales in the current and comparable prior year month.

(7)
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

(8)
Systemwide sales growth represents the percentage change in systemwide sales from the comparable period of the prior year. Changes in systemwide sales are driven by changes in average comparable store sales and changes in the number of restaurants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the selected financial data and the audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements about our markets, the demand for our products and services and our future results and involves numerous risks and uncertainties. Generally these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should” or “would” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Our forward-looking statements are subject to risks and uncertainties, which may cause actual results to differ materially from those projected or implied by the forward-looking statement. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk factors” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With over 20,500 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of December 30, 2017, Dunkin’ Donuts had 12,538 global points of distribution with restaurants in 42 U.S. states and the District of Columbia and in 45 foreign countries. Baskin-Robbins had 7,982 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and in 52 foreign countries.
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
Approximately 69% of our revenue for fiscal year 2017 was derived from royalty income and franchise fees. Rental income from franchisees that lease or sublease their properties from us accounted for 12% of our revenue for fiscal year 2017. An additional 13% of our revenue for fiscal year 2017 was generated from sales of ice cream and other products to franchisees in certain international markets. The balance of our revenue for fiscal year 2017 consisted of revenue from license fees on products sold in non-franchised outlets, license fees on sales of ice cream and other products to Baskin-Robbins franchisees in the U.S., refranchising gains, transfer fees from franchisees, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of December 30, 2017, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands. Those advertising funds also fund the cost of our marketing, research and development, and innovation personnel. Royalty payments and advertising fund contributions typically are made on a weekly basis for restaurants in the U.S., which limit our working capital needs. For fiscal year 2017, franchisee contributions to the U.S. advertising funds were $440.6 million.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2017, 2016, and 2015 reflect the results of operations for the 52-week, 53-week, and 52-week periods ending on December 30, 2017, December 31, 2016, and December 26, 2015, respectively. Certain financial measures and other metrics have been presented with the impact of the additional week on the results for fiscal year 2016. The impact of the additional week in fiscal year 2016 reflects our estimate of the 53rd week on systemwide sales growth, revenues, and expenses.

Selected operating and financial highlights

	Fiscal year
	2017	2016	2015
	($ in thousands)
Total revenues	$860,501	828,889	810,933
Operating income	447,002	414,714	319,567
Adjusted operating income	467,056	436,578	400,477
Net income attributable to Dunkin’ Brands	350,909	195,576	105,227
Adjusted net income	223,757	208,694	187,893
Systemwide sales growth	2.8%	6.6%	4.1%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	0.6%	1.6%	1.4%
Dunkin’ Donuts International	0.3%	(1.9)%	0.5%
Baskin-Robbins U.S.	—%	0.7%	6.1%
Baskin-Robbins International	(0.1)%	(4.2)%	(1.9)%
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, impairments of investments in joint ventures, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. Adjusted net income for fiscal year 2017 also excludes the net tax benefit resulting from the enactment of the Tax Cuts and Jobs Act. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. See note 3 to “Selected Financial Data” for reconciliations of operating income and net income determined under GAAP to adjusted operating income and adjusted net income, respectively.
Fiscal year 2017 compared to fiscal year 2016
Overall growth in systemwide sales of 2.8% for fiscal year 2017, or 4.2% on a 52-week basis, resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 2.8%, which was the result of 313 net new restaurants opened in fiscal year 2017 and comparable store sales growth of 0.6%. The increase in comparable store sales was driven by increased average ticket, offset by a decline in traffic. The growth in sales was driven by core breakfast sandwiches, offset by declines in sales of bakery items and PM sandwiches. Beverage sales were flat as increased sales of iced coffee, including Cold Brew, were offset by a decline in hot coffee. Systemwide sales growth was negatively impacted by approximately 190 basis points due to the extra week in fiscal year 2016.

•
Dunkin’ Donuts International systemwide sales growth of 3.7% as a result of sales increases in the Middle East, Asia, Latin America, and Europe, offset by a decline in sales in South Korea. Systemwide sales in South Korea, Latin America, and Europe were positively impacted by favorable foreign exchange rates, while systemwide sales in Asia and the Middle East were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for fiscal year 2017 increased by approximately 3%. Dunkin’ Donuts International comparable store sales increased 0.3% due primarily to growth in Asia and Latin America, offset by declines in South Korea and Europe.

•
Baskin-Robbins U.S. systemwide sales growth of 0.4%, which was primarily driven by 22 net new restaurants in fiscal year 2017. Comparable store sales were flat for fiscal year 2017 as increased average ticket was offset by a decline in traffic. Increased sales of take-home products were offset by declines in sales of beverages, sundaes, desserts, and soft serve. Systemwide sales growth was negatively impacted by approximately 130 basis points due to the extra week in fiscal year 2016.

•
Baskin-Robbins International systemwide sales growth of 3.1%, driven by sales increases in South Korea, Canada, and the Middle East, offset by a decline in Japan. Sales in South Korea were positively impacted by favorable foreign exchange rates, while sales in Japan and the Middle East were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for fiscal year 2017 increased by approximately 3%. Baskin-

Robbins International comparable store sales declined 0.1% driven primarily by a decline in the Middle East, offset by growth in South Korea.
Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the fiscal years ended December 30, 2017 and December 31, 2016 were as follows:

	December 30, 2017	December 31, 2016
Points of distribution, at period end:
Dunkin’ Donuts U.S.	9,141	8,828
Dunkin’ Donuts International	3,397	3,430
Baskin-Robbins U.S.	2,560	2,538
Baskin-Robbins International	5,422	5,284
Consolidated global points of distribution	20,520	20,080

	Fiscal year
	2017	2016
Net openings, during the period:
Dunkin’ Donuts U.S.(1)	313	397
Dunkin’ Donuts International	(33)	111
Baskin-Robbins U.S.	22	9
Baskin-Robbins International	138	206
Consolidated global net openings	440	723

(1)	Net openings for Dunkin' Donuts U.S. for fiscal years 2017 and 2016 reflect the previously-announced closing of 1 and 18 self-serve coffee stations within Speedway locations, respectively.
The increase in total revenues of $31.6 million, or 3.8%, for fiscal year 2017 resulted primarily from a $43.1 million increase in franchise fees and royalty income driven primarily by additional renewal income and an increase in Dunkin’ Donuts U.S. systemwide sales, offset by a decrease in gross development,. These increases in revenues were offset by a decrease in sales at company-operated restaurants of $12.0 million as there were no company-operated points of distribution during 2017. The increase in revenues reflects the unfavorable impact of the extra week in the prior fiscal year, which contributed approximately $8.8 million in total revenues in fiscal year 2016, consisting primarily of royalty income.
Operating income and adjusted operating income increased $32.3 million, or 7.8%, and $30.5 million, or 7.0%, respectively, for fiscal year 2017, due primarily to the increase in franchise fees and royalty income. Additionally, the prior fiscal year was unfavorably impacted by the operating results of company-operated restaurants. Offsetting these increases in operating income and adjusted operating income were gains recognized in connection with the sale of company-operated restaurants in the prior fiscal year, a decrease in net margin on ice cream due primarily to an increase in commodity costs and a decrease in sales volume, and an increase in general and administrative expenses. The increases in operating income and adjusted operating income reflect the unfavorable impact of the extra week in the prior fiscal year, which contributed approximately $6.1 million in income in fiscal year 2016, consisting primarily of additional royalty income, offset by additional personnel costs.
Net income attributable to Dunkin’ Brands increased $155.3 million, or 79.4%, for fiscal year 2017 driven by a net benefit from income taxes of $11.6 million compared to income tax expense in the prior fiscal year of $117.7 million, as well as the increase in operating income of $32.3 million. The net benefit from income taxes in fiscal year 2017 includes a $143.4 million net tax benefit due to the enactment of the Tax Cuts and Jobs Act ("Tax Act"), consisting primarily of the remeasurement of our deferred tax liabilities using the lower enacted corporate tax rate. The increase in net income was offset by a $7.0 million loss on debt extinguishment and refinancing transactions as a result of the October 2017 securitization refinancing transaction.
Adjusted net income increased $15.1 million, or 7.2%, for fiscal year 2017 resulting primarily from the $30.5 million increase in adjusted operating income, offset by an increase in income tax expense, which excludes the impact of the Tax Act.
The increases in both net income and adjusted net income reflect the unfavorable impact of the extra week in the prior fiscal year, which contributed approximately $2.5 million in net income in fiscal year 2016, consisting primarily of additional royalty income, offset by additional personnel costs, interest expense, and income tax expense.

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

•
Baskin-Robbins U.S. systemwide sales growth of 1.5% resulting primarily from comparable store sales growth of 0.7%. Comparable store sales growth was driven by an increase in average ticket offset by a decline in traffic. Sales growth was driven primarily by increased sales of cups and cones, which was a result of increased scoop sales and the Warm Cookie Sandwich platform. Approximately 130 basis points of the increase in systemwide sales was attributable to the extra week in fiscal year 2016.

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
Earnings per share
Earnings per common share and diluted adjusted earnings per common share were as follows:

	Fiscal year
	2017	2016	2015
Earnings per share:
Common – basic	$3.86	2.14	1.10
Common – diluted	3.80	2.11	1.08
Diluted adjusted earnings per share	2.43	2.26	1.93
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Fiscal year
	2017	2016	2015
Adjusted net income	$223,757	208,694	187,893
Weighted average number of common shares–diluted	92,231,436	92,538,282	97,131,674
Diluted adjusted earnings per share	$2.43	2.26	1.93

Results of operations
Fiscal year 2017 compared to fiscal year 2016
Consolidated results of operations

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$592,689	549,571	43,118	7.8%
Rental income	104,643	101,020	3,623	3.6%
Sales of ice cream and other products	110,659	114,857	(4,198)	(3.7)%
Sales at company-operated restaurants	—	11,975	(11,975)	(100.0)%
Other revenues	52,510	51,466	1,044	2.0%
Total revenues	$860,501	828,889	31,612	3.8%
Total revenues increased $31.6 million, or 3.8%, in fiscal year 2017, due primarily to an increase in franchise fees and royalty income of $43.1 million, or 7.8%. The increase in franchise fees was driven by additional renewal income, offset by a decrease in gross openings, while the increase in royalty income was driven by Dunkin’ Donuts U.S. systemwide sales growth. Also contributing to the increase in revenues was an increase in rental income of $3.6 million driven primarily by an increase in the number of leases for franchised locations, as well as an increase in other revenues of $1.0 million due primarily to an increase in license fees related to Dunkin’ Donuts K-Cup® pods and ready-to-drink bottled iced coffee, offset by a decline in refranchising gains. These increases in revenues were offset by a decrease in sales at company-operated restaurants of $12.0 million as there were no company-operated points of distribution during 2017, and a decrease in sales of ice cream and other products of $4.2 million, due primarily to our licensees in the Middle East. Overall, our increase in revenues was unfavorably impacted by approximately $8.8 million, consisting primarily of royalty income, as a result of the extra week in the prior fiscal year.

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$60,301	57,409	2,892	5.0%
Cost of ice cream and other products	77,012	77,608	(596)	(0.8)%
Company-operated restaurant expenses	—	13,591	(13,591)	(100.0)%
General and administrative expenses, net	248,975	246,814	2,161	0.9%
Depreciation and amortization	41,419	42,537	(1,118)	(2.6)%
Long-lived asset impairment charges	1,617	149	1,468	985.2%
Total operating costs and expenses	$429,324	438,108	(8,784)	(2.0)%
Net income of equity method investments	15,198	14,552	646	4.4%
Other operating income, net	627	9,381	(8,754)	(93.3)%
Operating income	$447,002	414,714	32,288	7.8%
Occupancy expenses for franchised restaurants for fiscal year 2017 increased $2.9 million, or 5.0%, from the prior fiscal year due primarily to an increase in the number of leases for franchised locations and expenses incurred to record lease-related liabilities as a result of restaurant closures.
Net margin on ice cream products decreased $3.6 million for fiscal year 2017 to $33.6 million due primarily to an increase in commodity costs and a decline in sales volume.
Company-operated restaurant expenses decreased $13.6 million from the prior fiscal year as all remaining company-operated points of distribution were sold by the end of fiscal year 2016.
General and administrative expenses increased $2.2 million, or 0.9%, in fiscal year 2017 due primarily to an increase in costs to support brand-building activities and an increase in personnel costs incurred in connection with an organizational restructuring, offset by a decrease in consulting fees and legal reserves.

Depreciation and amortization decreased $1.1 million in fiscal year 2017 resulting primarily from a decrease in amortization due to certain intangible assets becoming fully amortized and favorable lease intangible assets being written-off upon termination of the related leases, as well as a decrease in depreciation as assets become fully depreciated.
Long-lived asset impairment charges increased $1.5 million from the prior fiscal year. Such charges generally fluctuate based on the timing of lease terminations and the related write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments increased $0.6 million in fiscal year 2017 due primarily to an increase in net income from our Japan joint venture.
Other operating income, net, which includes gains recognized in connection with the sale of real estate, fluctuates based on the timing of such transactions. Additionally, other operating income, net for fiscal year 2016 includes gains totaling $7.6 million recognized in connection with the sale of the company-operated restaurants in the Dallas, Texas and Boston, Massachusetts markets.

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Interest expense, net	$101,110	100,270	840	0.8%
Loss on debt extinguishment and refinancing transactions	6,996	—	6,996	100.0%
Other losses (gains), net	(391)	1,195	(1,586)	(132.7)%
Total other expense	$107,715	101,465	6,250	6.2%
The increase in net interest expense for fiscal year 2017 of $0.8 million was driven primarily by the securitization refinancing transaction that occurred in October 2017, which resulted in additional borrowings and an increase in the weighted average interest rate. The increase in net interest expense was partially offset by the impact of the extra week in fiscal year 2016.
The loss on debt extinguishment and refinancing transactions for fiscal year 2017 of $7.0 million resulted from the October 2017 securitization refinancing transaction.
The fluctuation in other losses (gains), net, for fiscal year 2017 was driven primarily by foreign exchange gains and losses due primarily to fluctuations in the U.S. dollar against foreign currencies.

	Fiscal year
	2017	2016
	(In thousands, except percentages)
Income before income taxes	$339,287	313,249
Provision (benefit) for income taxes	(11,622)	117,673
Effective tax rate	(3.4)%	37.6%
The decrease in the effective tax rate compared to the prior fiscal year resulted primarily from a net benefit from income taxes in fiscal year 2017. The net benefit includes a $143.4 million net tax benefit due to the enactment of the Tax Cuts and Jobs Act, consisting primarily of the remeasurement of our deferred tax liabilities using the lower enacted corporate tax rate. See note 16 to the consolidated financial statements included herein for further discussion of the impact of the Tax Cuts and Jobs Act. Also contributing to the decrease in the effective tax rate were excess tax benefits from share-based compensation of $7.8 million for fiscal year 2017, which are now included in the provision for income taxes as a result of the required adoption of a new accounting standard (see note 2(v) to the consolidated financial statements included herein).
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
Dunkin’ Donuts U.S.

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Royalty income	$463,874	448,609	15,265	3.4%
Franchise fees	68,769	40,973	27,796	67.8%
Rental income	101,073	97,540	3,533	3.6%
Sales at company-operated restaurants	—	11,975	(11,975)	(100.0)%
Other revenues	8,180	8,867	(687)	(7.7)%
Total revenues	$641,896	607,964	33,932	5.6%
Segment profit	$501,451	466,976	34,475	7.4%
The increase in Dunkin’ Donuts U.S. revenues for fiscal year 2017 was due primarily to an increase in franchise fees of $27.8 million driven by additional renewal income, offset by a decrease in gross openings. Also contributing to the increase in revenues was an increase in royalty income of $15.3 million as a result of an increase in systemwide sales and an increase in rental income of $3.5 million driven primarily by an increase in the number of leases for franchised locations. These increases in revenues were offset by a decline in sales at company-operated restaurants of $12.0 million as there were no company-operated restaurants during fiscal year 2017. Overall, the increase in Dunkin’ Donuts U.S. revenues was unfavorably impacted by approximately $8.3 million, consisting primarily of royalty income, as a result of the extra week in the prior fiscal year.
The increase in Dunkin’ Donuts U.S. segment profit for fiscal year 2017 was driven primarily by the increases in franchise fees, royalty income, and rental margin. Additionally, the prior fiscal year was unfavorably impacted by the operating results of company-operated restaurants. The increases in segment profit were offset by gains recognized in connection with the sale of company-operated restaurants in the prior fiscal year, as well as an increase in general and administrative expenses.
Dunkin’ Donuts International

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Royalty income	$17,965	16,791	1,174	7.0%
Franchise fees	2,656	5,655	(2,999)	(53.0)%
Other revenues	(48)	457	(505)	(110.5)%
Total revenues	$20,573	22,903	(2,330)	(10.2)%
Segment profit	$6,970	9,658	(2,688)	(27.8)%
The decrease in Dunkin’ Donuts International revenues for fiscal year 2017 resulted primarily from a decrease in franchise fees of $3.0 million, as well as a decrease in other revenues of $0.5 million due to a decrease in transfer fees, offset by an increase in royalty income of $1.2 million. The decline in franchise fees was due primarily to a significant market development fee recognized upon entry into a new market in the prior fiscal year.
The decrease in Dunkin’ Donuts International segment profit for fiscal year 2017 was due primarily to the decrease in revenues and a decrease in net income from our South Korea joint venture, offset by a decrease in general and administrative expenses.

Baskin-Robbins U.S.

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Royalty income	$29,724	28,909	815	2.8%
Franchise fees	1,784	1,077	707	65.6%
Rental income	3,089	2,994	95	3.2%
Sales of ice cream and other products	3,448	2,632	816	31.0%
Other revenues	11,159	11,900	(741)	(6.2)%
Total revenues	$49,204	47,512	1,692	3.6%
Segment profit	$34,212	34,240	(28)	(0.1)%
The increase in Baskin-Robbins U.S. revenues for fiscal year 2017 was due primarily to increases in sales of ice cream and other products of $0.8 million, royalty income of $0.8 million driven by an increase in systemwide sales, and franchise fees of $0.7 million due to additional renewal income. These increases in revenues were offset by a decrease in other revenues of $0.7 million due to a decrease in licensing income. Overall, the increase in Baskin-Robbins U.S. revenues was unfavorably impacted by approximately $0.5 million, consisting primarily of royalty income, as a result of the extra week in the prior fiscal year.
Baskin-Robbins U.S. segment profit for fiscal year 2017 decreased primarily as a result of an increase in general and administrative expenses, the decrease in other revenues, and expenses incurred to record lease-related liabilities. These decreases in segment profit were offset by the increases in royalty income, franchise fees, and net margin on ice cream which was driven by an increase in sales volume.
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Royalty income	$7,009	6,618	391	5.9%
Franchise fees	908	939	(31)	(3.3)%
Rental income	481	458	23	5.0%
Sales of ice cream and other products	106,036	110,628	(4,592)	(4.2)%
Other revenues	246	372	(126)	(33.9)%
Total revenues	$114,680	119,015	(4,335)	(3.6)%
Segment profit	$39,336	38,967	369	0.9%
The decrease in Baskin-Robbins International revenues for fiscal year 2017 was due primarily to a decrease in sales of ice cream and other products of $4.6 million due primarily to a decrease in sales to our licensees in the Middle East, offset by an increase in royalty income of $0.4 million.
Baskin-Robbins International segment profit increased $0.4 million for fiscal year 2017 due primarily to increases in net income from our Japan and South Korea joint ventures, a decrease in general and administrative expenses, and the increase in royalty income. These increases in segment profit were offset by a decrease in net margin on ice cream due primarily to the decrease in sales volume.

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
Liquidity and capital resources
As of December 30, 2017, we held $1.02 billion of cash and cash equivalents and $94.0 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $175.7 million of cash held for advertising funds and reserved for gift card/certificate programs. Cash reserved for gift card/certificate programs also includes cash that will be used to fund initiatives from the gift card breakage liabilities (see note 10 to the consolidated financial statements included herein). In addition, as of December 30, 2017, we had a borrowing capacity of $117.7 million under our $150.0 million 2017 Variable Funding Notes (as defined below).
As a result of the adoption of new accounting standards during fiscal year 2017 that impacted the consolidated statements of cash flows (see note 2(v) to the consolidated financial statements included herein), the “Operating, investing, and financing cash flows” and “Adjusted operating and investing cash flow” sections below have been revised to reflect these changes for all periods presented.
Operating, investing, and financing cash flows
Fiscal year 2017 compared to fiscal year 2016
Net cash provided by operating activities was $276.9 million during fiscal year 2017, as compared to $276.8 million in fiscal year 2016. The increase in operating cash flows was driven primarily by an increase in pre-tax income excluding non-cash items, payments made in connection with the settlement of the Bertico litigation in the prior fiscal year, and other changes in working capital. Offsetting these increases in operating cash flows were decreases due to unfavorable cash flows related to our gift card program due primarily to the timing of holidays, the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, and an increase in cash paid for income taxes.
Net cash used in investing activities was $13.9 million during fiscal year 2017, as compared to net cash provided by investing activities of $1.3 million in fiscal year 2016. The $15.2 million decrease in investing cash flows was driven primarily by a decrease in proceeds received from the sale of real estate and company-operated restaurants of $19.7 million, offset by a reduction in outflows from other investing activities of $3.9 million related primarily to payments for company-owned life insurance policies in the prior fiscal year.
Net cash provided by financing activities was $418.6 million during fiscal year 2017, as compared to net cash used in financing activities of $179.2 million in fiscal year 2016. The $597.8 million increase in financing cash flows was driven primarily by the favorable impact of debt-related activities of $652.2 million, resulting from proceeds from the issuance of long-term debt, net of debt repayment, and payment of debt issuance and other debt-related costs. Also contributing to the increase in financing cash flows was the incremental cash generated from the exercise of stock options in the current year of $25.7 million, offset by incremental cash used for repurchases of common stock of $72.2 million and additional dividends paid on common stock of $7.3 million in fiscal year 2017 compared to fiscal year 2016.
Fiscal year 2016 compared to fiscal year 2015
Net cash provided by operating activities was $276.8 million during fiscal year 2016, as compared to $262.7 million in fiscal year 2015. The $14.1 million increase in operating cash flows was driven primarily by an increase in pre-tax income excluding non-cash items, favorable cash flows related to our gift card program due primarily to the timing of holidays and our fiscal year end, as well as the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program. Offsetting these increases in operating cash flows were payments made in connection with the settlement of the Bertico litigation and increases in incentive compensation payments and cash paid for income taxes.
Net cash provided by investing activities was $1.3 million during fiscal year 2016, as compared to net cash used in investing activities of $35.5 million in fiscal year 2015. The $36.8 million increase in investing cash flows was driven primarily by a reduction of capital expenditures of $15.1 million, an increase in proceeds received from the sale of real estate and company-operated restaurants of $17.8 million, as well as cash paid for the acquisition of a company-operated restaurant in the prior fiscal year.
Net cash used in financing activities was $179.2 million during fiscal year 2016, as compared to $101.6 million in fiscal year 2015. The $77.6 million increase in net cash used in financing activities was driven primarily by the favorable impact of debt-related activities of $620.8 million in the prior fiscal year, resulting from proceeds from the issuance of long-term debt, net of debt repayment, and payment of debt issuance and other debt-related costs, as well as the repayment of debt in the current fiscal year of $25.0 million. Also contributing to the increase in net cash used in financing activities were additional dividends paid on common stock of $9.2 million in fiscal year 2016 compared to fiscal year 2015. Offsetting the unfavorable impact of debt-related activities was incremental cash used in the prior fiscal year for repurchases of common stock of $570.0 million.
Adjusted operating and investing cash flow
Fiscal year 2017 compared to fiscal year 2016
Net cash provided by operating activities for fiscal years 2017 and 2016 included a net cash outflow of $2.3 million and a net cash inflow of $29.4 million, respectively, related to advertising funds and gift card/certificate programs. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $265.3 million and $248.8 million of adjusted operating and investing cash flow during fiscal years 2017 and 2016, respectively.

The increase in adjusted operating and investing cash flow from fiscal year 2016 to 2017 was due primarily to an increase in pre-tax income related to operating activities, excluding non-cash items, payments made in connection with the settlement of the Bertico litigation in the prior fiscal year, other changes in working capital, as well as a reduction in outflows from other investing activities related primarily to payments for company-owned life insurance policies in the prior fiscal year. Offsetting these increases were a decrease in proceeds from the sale of real estate and company-operated restaurants, the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, and an increase in cash paid for income taxes.
Fiscal year 2016 compared to fiscal year 2015
During fiscal year 2016, net cash provided by operating activities was $276.8 million, as compared to $262.7 million for fiscal year 2015. Net cash provided by operating activities for fiscal years 2016 and 2015 includes net cash inflows of $29.4 million and $12.3 million, respectively, related to advertising funds and gift card/certificate programs. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $248.8 million and $214.9 million of adjusted operating and investing cash flow during fiscal years 2016 and 2015, respectively.
The increase in adjusted operating and investing cash flow from fiscal year 2015 to 2016 was due primarily to an increase in pre-tax income related to operating activities, excluding non-cash items, the timing of receipts and payments related to the sale of Dunkin’ K-Cup® pods and the related franchisee profit-sharing program, an increase in proceeds from the sale of real estate and company-operated restaurants, and a reduction in capital expenditures compared to the prior fiscal year. Offsetting these increases in adjusted operating and investing cash flow were payments made in connection with the settlement of the Bertico litigation and increases in incentive compensation payments and cash paid for income taxes.
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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Fiscal year
	2017	2016	2015
Net cash provided by operating activities	$276,908	276,827	262,742
Plus (less): Decrease (increase) in cash held for advertising funds and gift card/certificate programs	2,256	(29,366)	(12,335)
Plus (less): Net cash provided by (used in) investing activities	(13,854)	1,343	(35,467)
Adjusted operating and investing cash flow	$265,310	248,804	214,940
Borrowing capacity
As of December 30, 2017, our securitized financing facility included original borrowings of approximately $1.75 billion, $1.40 billion, and $150.0 million related to the 2015 Class A-2-II Notes (as defined below), the 2017 Class A-2 Notes (as defined below), and the 2017 Variable Funding Notes (as defined below), respectively. As of December 30, 2017, there was approximately $3.10 billion of total principal outstanding on the 2015 Class A-2-II Notes and 2017 Class A-2 Notes, while there was $117.7 million in available commitments under the 2017 Variable Funding Notes as $32.3 million of letters of credit were outstanding.
In January 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of Dunkin’ Brands Group, Inc. (“DBGI”), issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Class A-2-II Notes” and, together with the 2015 Class A-2-I Notes, the “2015 Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer also issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “2015 Variable Funding Notes” and, together with the 2015 Class A-2 Notes, the “2015 Notes”), which allowed the Master Issuer to borrow up to $100.0 million on a revolving basis. The 2015 Variable Funding Notes could also be used to issue letters of credit.

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
A portion of the proceeds of the 2017 Notes was used to repay the remaining $731.3 million of principal outstanding on the 2015 Class A-2-I Notes and to pay related transaction fees. The additional net proceeds were used for general corporate purposes, which included a return of capital to the Company’s shareholders in 2018, as discussed below. In connection with the issuance of the 2017 Variable Funding Notes, the Master Issuer terminated the commitments with respect to its existing 2015 Variable Funding Notes.
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
The 2015 Notes and 2017 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2015 Class A-2-II Notes and 2017 Class A-2 Notes is in February 2045 and November 2047, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2015 Class A-2-II Notes will be repaid by February 2022, the 2017 Class A-2-1 Notes will be repaid by November 2024, and the 2017 Class A-2-II Notes will be repaid by November 2027 (the “Anticipated Repayment Dates”). Principal amortization payments, payable quarterly, are required to be made on the 2015 Class A-2-II Notes, 2017 Class A-2-I Notes, and 2017 Class A-2-II Notes equal to $17.5 million, $6.0 million, and $8.0 million, respectively, per calendar year through the respective Anticipated Repayment Dates. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. If the 2015 Class A-2-II Notes or the 2017 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2015 Class A-2-II Notes and the 2017 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service, may also cause a rapid amortization event.
It is anticipated that the principal and interest on the 2017 Variable Funding Notes will be repaid in full on or prior to November 2022, subject to two additional one-year extensions.
In February 2018, we entered into two accelerated share repurchase agreements (the “February 2018 ASR Agreements”) with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, we paid the financial institutions $650.0 million from cash on hand and received an initial delivery of 8,478,722 shares of our common stock on February 16, 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. At settlement, the financial institutions may be required to deliver additional shares of common stock to us or, under certain circumstances, we may be required to deliver shares of its common stock or may elect to make cash payment to the financial institutions. Final settlement of each of the February 2018 ASR Agreements is expected to be completed in the third quarter of fiscal year 2018, although the settlement may be accelerated at each financial institution’s option.
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
As of December 30, 2017, we had a Net Debt to Adjusted EBITDA ratio of 4.2 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the fiscal year ending December 30, 2017, respectively (in thousands):

December 30, 2017
Principal outstanding under 2017 Class A-2 Notes	$1,400,000
Principal outstanding under 2015 Class A-2 Notes	1,701,875
Total capital lease obligations	7,776
Less: cash and cash equivalents	(1,018,317)
Less: restricted cash, current	(94,047)
Plus: cash held for gift card/certificate programs	173,633
Net Debt	$2,170,920

Fiscal year 2017
Net income	$350,909
Interest expense	104,423
Income tax benefit	(11,622)
Depreciation and amortization	41,419
Impairment charges	1,617
EBITDA	486,746
Adjustments:
Share based compensation expense	14,926
Loss on debt extinguishment and refinancing transactions	6,996
Other(a)	6,047
Total adjustments	27,969
Adjusted EBITDA	$514,715

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
Off balance sheet obligations
In limited instances, we issue guarantees to financial institutions so that our franchisees can obtain financing for various business purposes. We monitor the financial condition of our franchisees and record provisions for estimated losses on guaranteed liabilities of our franchisees if we believe that our franchisees are unable to make their required payments. As of December 30, 2017, if all of our outstanding guarantees of third-party franchisee financing obligations came due simultaneously, we would be liable for approximately $1.5 million. As of December 30, 2017, there were no amounts under such guarantees that were due. We generally have cross-default provisions with these franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under such loans. We believe these cross-default provisions significantly reduce the risk that we would not be able to recover the amount of required payments under these guarantees and, historically, we have not incurred significant losses under these guarantees due to defaults by our franchisees.

We have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in us being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 30, 2017, we were contingently liable under such supply chain agreements for approximately $116.7 million. We assess the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of December 30, 2017.
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of December 30, 2017, the potential amount of undiscounted payments we could be required to make in the event of nonpayment by the primary lessee was $3.0 million. Our franchisees are the primary lessees under the majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, and we have not recorded a liability for such contingent liabilities.
Contractual obligations
The following table sets forth our contractual obligations as of December 30, 2017:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$3,848.5	158.2	304.6	1,865.4	1,520.3
Capital lease obligations	19.2	1.6	2.7	2.6	12.3
Operating lease obligations	631.7	58.8	113.7	102.9	356.3
Short and long-term obligations(2)	4.1	3.6	0.5	—	—
Total(3)(4)(5)	$4,503.5	222.2	421.5	1,970.9	1,888.9

(1)
Amounts include scheduled principal payments on long-term debt, as well as estimated interest of $126.7 million, $241.6 million, $188.1 million, and $190.3 million for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Amounts due under the Indenture are reflected through the Anticipated Repayment Dates as described further above in “Liquidity and capital resources.”

(2)
Amounts include obligations to former employees under severance agreements. Excluded from these amounts are any payments that may be required related to pending litigation, as more fully described in note 17(d) to our consolidated financial statements included herein, as the amount and timing of cash requirements, if any, are uncertain. Additionally, liabilities to employees and former employees under deferred compensation arrangements totaling $13.5 million are excluded from the table above, as timing of payment is uncertain.

(3)
We have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in our being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 30, 2017, we were contingently liable under such supply chain agreements for approximately $116.7 million, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of December 30, 2017. Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(4)
We are guarantors of and are contingently liable for certain lease arrangements primarily as the result of assigning our interest. As of December 30, 2017, we were contingently liable for $3.0 million under these guarantees, which are discussed further above in “Off balance sheet obligations.” Additionally, in certain cases, we issue guarantees to financial institutions so that franchisees can obtain financing. If all outstanding guarantees came due as of December 30, 2017, we would be liable for approximately $1.5 million. Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(5)
Income tax liabilities for uncertain tax positions, gift card/certificate liabilities, and liabilities to various advertising funds are excluded from the table above as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 30, 2017, we had a liability for uncertain tax positions, including accrued interest and penalties thereon, of $2.1 million. As of December 30, 2017, we had a gift card/certificate liability of $228.8 million and a gift card breakage liability of $1.1 million (see note 2(t) to our consolidated financial statements included herein). As of December 30, 2017, we had a net payable of $10.6 million to various advertising funds.

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
These judgments involve estimations of the effect of matters that are inherently uncertain and may have a significant impact on our quarterly and annual results of operations or financial condition. Changes in estimates and judgments could significantly affect our result of operations, financial condition, and cash flow in future years. The following is a description of what we consider to be our most critical accounting policies.
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
We evaluate the remaining useful life of our trade names to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite-lived intangible assets are tested for impairment annually. We first assess qualitative factors to determine whether it is more likely than not that a trade name is impaired. In the event we were to determine that the carrying value of a trade name would more likely than not exceed its fair value, quantitative testing would be performed. Quantitative testing consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. For goodwill, we first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed which consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill impairment is calculated as the difference between the carrying value of the reporting unit and its fair value, but not exceeding the carrying amount of goodwill allocated to that reporting unit. We have selected the first day of our fiscal third quarter as the date on which to perform our annual impairment test for all indefinite-lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangibles has been impaired. We determined the fair values of all reporting units with goodwill balances were substantially in excess of their respective carrying values as of the most recent goodwill testing date. No impairment of indefinite-lived intangible assets was recorded during fiscal years 2017, 2016, or 2015.
We have intangible assets other than goodwill and trade names that are amortized on a straight-line basis over their estimated useful lives or terms of their related agreements. Other intangible assets consist primarily of franchise and international license rights (“franchise rights”) and operating lease interests acquired related to our prime leases and subleases (“operating leases acquired”). Franchise rights and operating leases acquired recorded in the consolidated balance sheets were valued using an appropriate valuation method as of the date of acquisition. Amortization of franchise rights and favorable operating leases acquired is recorded as amortization expense in the consolidated statements of operations and amortized over the respective franchise and lease terms using the straight-line method. Our amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. An intangible asset that is deemed impaired is written down to its estimated fair value, which is based on discounted cash flows.
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

Recently Issued Accounting Standards
See note 2(v) and note 22 to the consolidated financial statements included in Item 8 of this Form 10-K for a detailed description of recent accounting pronouncements.
As more fully discussed in note 22 to the consolidated financial statements, the adoption of the new guidance related to revenue recognition will result in restating each prior reporting period presented, fiscal years 2017 and 2016, in the year of adoption, fiscal year 2018. Based on the materiality of the impact the adoption of the new guidance related to revenue recognition will have on our reported results, we are providing the following reconciliations of the restated GAAP measures provided in note 22 to the consolidated financial statements to the corresponding restated non-GAAP measures for fiscal years 2017 and 2016. For further discussion of our non-GAAP measures, see note 4 to the tables included in the “Selected Financial Data” within Item 6, as well as "Selected operating and financial highlights" within Item 7 of this Form 10-K.

	Fiscal year
	2017	2016
	(Unaudited, $ in thousands, except per share data)
	(Restated)	(Restated)
Operating income	$391,042	380,602
Adjustments:
Amortization of other intangible assets	21,335	22,079
Long-lived asset impairment charges	1,617	149
Transaction-related costs(a)	—	64
Bertico-related litigation(b)	(2,898)	(428)
Adjusted operating income	$411,096	402,466

Net income	$271,209	175,289
Adjustments:
Amortization of other intangible assets	21,335	22,079
Long-lived asset impairment charges	1,617	149
Transaction-related costs(a)	—	64
Bertico-related litigation(b)	(2,898)	(428)
Loss on debt extinguishment and refinancing transactions	6,996	—
Tax impact of adjustments(c)	(10,820)	(8,746)
Impact of tax reform(d)	(96,803)	—
Adjusted net income	$190,636	188,407

Adjusted net income	$190,636	188,407
Weighted average number of common shares – diluted	92,231,436	92,538,282
Diluted adjusted earnings per share	$2.07	2.04

(a) Represents non-capitalizable costs incurred as a result of the securitized financing facility, which was completed in January 2015.
(b) Adjustment for the fiscal year ended December 30, 2017 represents a reduction to legal reserves for Bertico-related litigation based upon final settlement of such matters. Adjustment for the fiscal year ended December 31, 2016 represents a net reduction to legal reserves for the Bertico litigation and related matters based upon final agreement of interest and related costs associated with the judgment.

(c) Tax impact of adjustments calculated at a 40% effective tax rate.
(d) Net tax benefit due to the enactment of the Tax Cuts and Jobs Act during the fiscal year ended December 30, 2017, consisting primarily of the remeasurement of deferred tax liabilities using the lower enacted corporate tax rate.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Foreign exchange risk
We are subject to inherent risks attributed to operating in a global economy. Most of our revenues, costs, and debts are denominated in U.S. dollars. However, royalty income from our international franchisees is payable in U.S. dollars, and is generally based on a percentage of franchisee gross sales denominated in the foreign currency of the country in which the point of distribution is located, and is therefore subject to foreign currency fluctuations. Additionally, our investments in, and equity income from, joint ventures are denominated in foreign currencies, and are therefore also subject to foreign currency fluctuations. For fiscal year 2017, a 5% change in foreign currencies relative to the U.S. dollar would have had an approximately $1.2 million impact on international royalty income and an approximately $0.8 million impact on equity in net income of joint ventures. Additionally, a 5% change in foreign currencies as of December 30, 2017 would have had a $7.0 million impact on the carrying value of our investments in joint ventures. In the future, we may consider the use of derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Dunkin’ Brands Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 30, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2(v) to the consolidated financial statements, the Company has changed the classification and presentation of changes in restricted cash in the statements of cash flows in the year ended December 30, 2017 due to the adoption of Accounting Standard Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company's auditor since 2005.

Boston, Massachusetts
February 26, 2018

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$1,018,317	361,425
Restricted cash	94,047	69,746
Accounts receivable, net	51,442	44,512
Notes and other receivables, net	51,082	40,672
Restricted assets of advertising funds	47,373	40,338
Prepaid income taxes	21,879	20,926
Prepaid expenses and other current assets	32,695	28,739
Total current assets	1,316,835	606,358
Property and equipment, net	169,005	176,662
Equity method investments	140,615	114,738
Goodwill	888,308	888,272
Other intangible assets, net	1,357,157	1,378,720
Other assets	65,464	62,632
Total assets	$3,937,384	3,227,382
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$31,500	25,000
Capital lease obligations	596	589
Accounts payable	16,307	12,682
Liabilities of advertising funds	58,014	52,271
Deferred income	39,395	35,393
Other current liabilities	326,078	298,266
Total current liabilities	471,890	424,201
Long-term debt, net	3,035,857	2,401,998
Capital lease obligations	7,180	7,550
Unfavorable operating leases acquired	9,780	11,378
Deferred income	11,158	12,154
Deferred income taxes, net	315,249	461,810
Other long-term liabilities	77,823	71,549
Total long-term liabilities	3,457,047	2,966,439
Commitments and contingencies (note 17)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 90,404,022 shares issued and 90,377,245 shares outstanding at December 30, 2017; 91,464,229 shares issued and 91,437,452 shares outstanding at December 31, 2016	90	91
Additional paid-in capital	724,114	807,492
Treasury stock, at cost; 26,777 shares at December 30, 2017 and December 31, 2016	(1,060)	(1,060)
Accumulated deficit	(705,007)	(945,797)
Accumulated other comprehensive loss	(9,690)	(23,984)
Total stockholders’ equity (deficit)	8,447	(163,258)
Total liabilities and stockholders’ equity (deficit)	$3,937,384	3,227,382

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Revenues:
Franchise fees and royalty income	$592,689	549,571	513,222
Rental income	104,643	101,020	100,422
Sales of ice cream and other products	110,659	114,857	115,252
Sales at company-operated restaurants	—	11,975	28,340
Other revenues	52,510	51,466	53,697
Total revenues	860,501	828,889	810,933
Operating costs and expenses:
Occupancy expenses—franchised restaurants	60,301	57,409	54,611
Cost of ice cream and other products	77,012	77,608	76,877
Company-operated restaurant expenses	—	13,591	29,900
General and administrative expenses, net	248,975	246,814	243,796
Depreciation	20,084	20,458	20,556
Amortization of other intangible assets	21,335	22,079	24,688
Long-lived asset impairment charges	1,617	149	623
Total operating costs and expenses	429,324	438,108	451,051
Net income (loss) of equity method investments:
Net income, excluding impairment	15,198	14,552	12,555
Impairment charge	—	—	(54,300)
Net income (loss) of equity method investments	15,198	14,552	(41,745)
Other operating income, net	627	9,381	1,430
Operating income	447,002	414,714	319,567
Other income (expense), net:
Interest income	3,313	582	424
Interest expense	(104,423)	(100,852)	(96,765)
Loss on debt extinguishment and refinancing transactions	(6,996)	—	(20,554)
Other gains (losses), net	391	(1,195)	(1,084)
Total other expense, net	(107,715)	(101,465)	(117,979)
Income before income taxes	339,287	313,249	201,588
Provision (benefit) for income taxes	(11,622)	117,673	96,359
Net income including noncontrolling interests	350,909	195,576	105,229
Net income attributable to noncontrolling interests	—	—	2
Net income attributable to Dunkin’ Brands	$350,909	195,576	105,227
Earnings per share:
Common—basic	$3.86	2.14	1.10
Common—diluted	3.80	2.11	1.08
Cash dividends declared per common share	1.29	1.20	1.06

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net income including noncontrolling interests	$350,909	195,576	105,229
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $621, $(638), and $524 for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively	14,780	(2,560)	(6,721)
Effect of interest rate swaps, net of deferred tax benefit of $778, $882, and $867 for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015, respectively	(1,144)	(1,299)	(1,273)
Effect of pension plan, net of deferred tax expense of $866 for the fiscal year ended December 26, 2015	—	—	2,874
Other	658	(79)	(949)
Total other comprehensive income (loss), net	14,294	(3,938)	(6,069)
Comprehensive income including noncontrolling interests	365,203	191,638	99,160
Comprehensive income attributable to noncontrolling interests	—	—	2
Comprehensive income attributable to Dunkin’ Brands	$365,203	191,638	99,158

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

	Stockholders’ equity (deficit)								Redeemable noncontrolling interests
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total
	Shares	Amount
Balance at December 27, 2014	104,454	$104	1,093,363	—	(711,531)	(13,977)	—	367,959	6,991
Net income (loss)	—	—	—	—	105,227	—	208	105,435	(206)
Other comprehensive loss, net	—	—	—	—	—	(6,069)	—	(6,069)	—
Exercise of stock options	816	1	10,352	—	—	—	—	10,353	—
Purchase of redeemable noncontrolling interests	—	—	566	—	—	—	—	566	(6,785)
Dividends paid on common stock	—	—	(100,516)	—	—	—	—	(100,516)	—
Share-based compensation expense	33	—	16,092	—	—	—	—	16,092	—
Repurchases of common stock	—	—	(25,000)	(600,041)	—	—	—	(625,041)	—
Retirement of treasury stock	(12,833)	(13)	(129,405)	598,966	(469,548)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	11,503	—	—	—	—	11,503	—
Other	—	—	(398)	—	(627)	—	—	(1,025)	—
Balance at December 26, 2015	92,470	92	876,557	(1,075)	(1,076,479)	(20,046)	208	(220,743)	—
Net income	—	—	—	—	195,576	—	—	195,576	—
Other comprehensive loss, net	—	—	—	—	—	(3,938)	—	(3,938)	—
Exercise of stock options	433	1	10,646	—	—	—	—	10,647	—
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(208)	(208)	—
Dividends paid on common stock	—	—	(109,703)	—	—	—	—	(109,703)	—
Share-based compensation expense	68	—	17,181	—	—	—	—	17,181	—
Repurchases of common stock	—	—	25,000	(80,000)	—	—	—	(55,000)	—
Retirement of treasury stock	(1,707)	(2)	(15,874)	80,000	(64,124)	—	—	—	—
Excess tax benefits from share-based compensation	—	—	2,735	—	—	—	—	2,735	—
Other	29	—	950	15	(770)	—	—	195	—
Balance at December 31, 2016	91,293	91	807,492	(1,060)	(945,797)	(23,984)	—	(163,258)	—
Net income	—	—	—	—	350,909	—	—	350,909	—
Other comprehensive income, net	—	—	—	—	—	14,294	—	14,294	—
Exercise of stock options	1,158	1	36,494	—	—	—	—	36,495	—
Dividends paid on common stock	—	—	(117,003)	—	—	—	—	(117,003)	—
Share-based compensation expense	46	—	14,926	—	—	—	—	14,926	—
Repurchases of common stock	—	—	—	(127,186)	—	—	—	(127,186)	—
Retirement of treasury stock	(2,271)	(2)	(18,861)	127,186	(108,323)	—	—	—	—
Other	28	—	1,066	—	(1,796)	—	—	(730)	—
Balance at December 30, 2017	90,254	$90	724,114	(1,060)	(705,007)	(9,690)	—	8,447	—

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Cash flows from operating activities:
Net income including noncontrolling interests	$350,909	195,576	105,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,419	42,537	45,244
Amortization of debt issuance costs and original issue discount	6,179	6,398	5,969
Loss on debt extinguishment and refinancing transactions	6,996	—	20,554
Deferred income taxes	(144,987)	(12,537)	(21,107)
Provision for bad debt	457	53	3,343
Share-based compensation expense	14,926	17,181	16,092
Net loss (income) of equity method investments	(15,198)	(14,552)	41,745
Dividends received from equity method investments	4,711	5,247	6,671
Gain on sale of real estate and company-operated restaurants	(1)	(9,373)	(1,402)
Other, net	(1,766)	(2,172)	1,083
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	(17,504)	40,535	(26,316)
Prepaid income taxes, net	(2,429)	5,024	12,094
Prepaid expenses and other current assets	(3,806)	(3,742)	(6,185)
Accounts payable	2,720	(6,308)	6,514
Other current liabilities	27,272	5,377	40,258
Liabilities of advertising funds, net	(505)	1,233	(1,124)
Deferred income	2,963	393	1,866
Other, net	4,552	5,957	12,214
Net cash provided by operating activities	276,908	276,827	262,742
Cash flows from investing activities:
Additions to property and equipment	(14,606)	(15,174)	(30,246)
Proceeds from sale of real estate and company-operated restaurants	854	20,523	2,693
Other, net	(102)	(4,006)	(7,914)
Net cash provided by (used in) investing activities	(13,854)	1,343	(35,467)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,400,000	—	2,500,000
Repayment of long-term debt	(754,375)	(25,000)	(1,837,824)
Payment of debt issuance and other debt-related costs	(18,441)	—	(41,350)
Repurchases of common stock, including accelerated share repurchases	(127,186)	(55,000)	(625,041)
Dividends paid on common stock	(117,003)	(109,703)	(100,516)
Exercise of stock options	36,344	10,647	10,353
Other, net	(698)	(122)	(7,211)
Net cash provided by (used in) financing activities	418,641	(179,178)	(101,589)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	572	(275)	(929)
Increase in cash, cash equivalents, and restricted cash	682,267	98,717	124,757
Cash, cash equivalents, and restricted cash, beginning of year	431,832	333,115	208,358
Cash, cash equivalents, and restricted cash, end of year	$1,114,099	431,832	333,115
Supplemental cash flow information:
Cash paid for income taxes	$135,927	125,681	106,924
Cash paid for interest	91,606	94,212	90,564
Noncash investing activities:
Property and equipment included in accounts payable and other current liabilities	1,790	920	579
Purchase of leaseholds in exchange for capital lease obligations	449	624	475
Noncash financing activities:
Receivable from exercise of stock options included in notes and other receivables, net	151	—	—

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
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2017 and 2015 reflect the results of operations for the 52-week periods ended December 30, 2017 and December 26, 2015, respectively, and fiscal year 2016 reflects the results of operations for the 53-week period ended December 31, 2016.
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
Noncontrolling interests included within total stockholders’ equity (deficit) as of December 26, 2015 represented interests in a franchise entity that was deemed a variable interest entity and for which the Company was the primary beneficiary. During fiscal year 2016, the Company deconsolidated the noncontrolling interests from the Company's consolidated financial statements as it was no longer the primary beneficiary of the franchise entity.
The Company previously held a 51% interest in a limited partnership that owned and operated Dunkin’ Donuts restaurants in the Dallas, Texas area. The Company possessed control of this entity and, therefore, consolidated the results of the limited partnership. The partnership agreement contained a redemption feature that was probable to become redeemable in the future, and this interest was therefore classified as temporary equity (between liabilities and stockholders’ deficit) in the consolidated balance sheets. The net income and comprehensive income attributable to the noncontrolling interest are presented separately in the consolidated statements of operations and comprehensive income, respectively. During fiscal year 2015, the Company purchased the remaining interests in the limited partnership.

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
(d) Cash, cash equivalents, and restricted cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 30, 2017 and December 31, 2016, we maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Cash held related to the advertising funds and the Company’s gift card/certificate programs are classified as unrestricted cash as there are no legal restrictions on the use of these funds; however, the Company intends to use these funds solely to support the advertising funds and gift card/certificate programs rather than to fund operations. Total cash balances related to the advertising funds and gift card/certificate programs as of December 30, 2017 and December 31, 2016 were $175.7 million and $177.9 million, respectively.
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
Pursuant to new accounting guidance adopted in fiscal year 2017, restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances in the consolidated statements of cash flows (see note 2(v)). Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of December 30, 2017 and December 31, 2016 were as follows (in thousands):

	December 30, 2017	December 31, 2016
Cash and cash equivalents	$1,018,317	361,425
Restricted cash	94,047	69,746
Restricted cash, included in Other assets	1,735	661
Total cash, cash equivalents, and restricted cash	$1,114,099	431,832
(e) Fair value of financial instruments
The carrying amounts of accounts receivable, notes and other receivables, assets and liabilities related to the advertising funds, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $4.9 million and $3.1 million as of December 30, 2017 and December 31, 2016, respectively, approximates fair value.
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

Financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2017 and December 31, 2016 are summarized as follows (in thousands):

	December 30, 2017		December 31, 2016
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$10,836	10,836	9,271	9,271
Total assets	$10,836	10,836	9,271	9,271
Liabilities:
Deferred compensation liabilities	$13,543	13,543	11,126	11,126
Total liabilities	$13,543	13,543	11,126	11,126
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
The carrying value and estimated fair value of long-term debt as of December 30, 2017 and December 31, 2016 were as follows (in thousands):

	December 30, 2017		December 31, 2016
Financial liabilities	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$3,067,357	3,156,099	2,426,998	2,460,544
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
(g) Property and equipment
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

Major improvements to leased property are capitalized as leasehold improvements and depreciated. Interest costs incurred during the acquisition period of capital assets are capitalized as part of the cost of the asset and depreciated. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value less estimated costs to sell.
(h) Leases
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
Management regularly reviews sublease arrangements, where we are the lessor, for losses on sublease arrangements. We recognize a loss, discounted using credit-adjusted risk-free rates, when costs expected to be incurred under an operating prime lease exceed the anticipated future revenue stream of the operating sublease. Furthermore, for properties where we do not currently have an operational franchise or other third-party sublessee and are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using credit-adjusted risk-free rates and net of estimated sublease recovery, is recognized as a liability and recorded as an operating expense at the time we cease use of the property. The value of any equipment and leasehold improvements related to a closed store is assessed for potential impairment (see note 2(i)).
(i) Impairment of long-lived assets
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
(j) Equity method investments
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
(k) Goodwill and other intangible assets
Goodwill and trade names (“indefinite-lived intangibles”) have been assigned to our reporting units, which are also our operating segments, for purposes of impairment testing. All of our reporting units have indefinite-lived intangibles associated with them.
We evaluate the remaining useful life of our trade names to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite-lived intangible assets are tested for impairment annually. We first assess qualitative factors to determine whether it is more likely than not that a trade name is impaired. In the event we were to determine that the carrying value of a trade name would more likely than not exceed its fair value, quantitative testing would be performed which consists of a comparison of the fair value of each trade name with its carrying value, with any excess of carrying value over fair value being recognized as an impairment loss. For goodwill, we first perform a qualitative assessment to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount. In the event we were to determine that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed which consists of a comparison of each reporting unit’s fair value to its carrying value. The fair value of a reporting unit is an estimate of the amount for which the unit as a whole could be sold in a current transaction between willing parties. If the carrying value of a reporting unit exceeds its fair value, goodwill impairment is calculated as the difference between the carrying value of the reporting unit and its fair value, but not exceeding the carrying amount of goodwill allocated to that reporting unit. We have selected the first day of our fiscal third quarter as the date on which to perform our annual impairment test for all indefinite-lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangibles has been impaired.
Other intangible assets consist primarily of franchise and international license rights (“franchise rights”) and operating lease interests acquired related to our prime leases and subleases (“operating leases acquired”). Franchise rights and favorable operating leases acquired recorded in the consolidated balance sheets were valued using an appropriate valuation method as of the date of acquisition. Amortization of franchise rights and favorable operating leases acquired is recorded as amortization expense in the consolidated statements of operations and amortized over the respective franchise and lease terms using the straight-line method.
Unfavorable operating leases acquired related to our prime and subleases are recorded in the liability section of the consolidated balance sheets and are amortized into rental expense and rental income, respectively, over the base lease term of the respective leases using the straight-line method. The weighted average amortization period for all unfavorable operating leases acquired is 18 years.
Management makes adjustments to the carrying amount of such intangible assets and unfavorable operating leases acquired if they are deemed to be impaired using the methodology for long-lived assets (see note 2(i)), or when such license or lease agreements are reduced or terminated.
(l) Contingencies
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
(m) Foreign currency translation
We translate assets and liabilities of non-U.S. operations into U.S. dollars at rates of exchange in effect at the balance sheet date, and revenues and expenses at the average exchange rates prevailing during the period. Resulting translation adjustments are recorded as a separate component of other comprehensive income (loss) and stockholders’ equity (deficit), net of deferred taxes. Foreign currency translation adjustments primarily result from our equity method investments, as well as subsidiaries located in Canada, the UK, Australia, and other foreign jurisdictions. Transactions resulting in foreign exchange gains and losses are included in the consolidated statements of operations.
(n) Revenue recognition
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
Rental income
Rental income for base rentals is recorded on a straight-line basis over the lease term, including the amortization of any tenant improvement dollars paid (see note 2(h)). The differences between the straight-line rent amounts and amounts receivable under the leases are recorded as deferred rent assets in current or long-term assets, as appropriate. Contingent rental income is recognized as earned, and any amounts received from lessees in advance of achieving stipulated thresholds are deferred until such thresholds are actually achieved. Deferred contingent rentals are recorded as deferred income in current liabilities in the consolidated balance sheets.
Sales of ice cream and other products
We distribute Baskin-Robbins ice cream products and, in limited cases, Dunkin’ Donuts products to franchisees and licensees in certain international locations. Revenue from the sale of ice cream and other products is recognized when title and risk of loss transfers to the buyer, which is generally upon delivery.
Sales at company-operated restaurants
Retail store revenues at company-operated restaurants were recognized when payments were tendered at the point of sale, net of sales tax and other sales-related taxes. As of December 30, 2017 and December 31, 2016, the Company did not own or operate any restaurants.
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
(o) Allowance for doubtful accounts
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
(p) Share-based payments
We measure compensation cost at fair value on the date of grant for all share-based awards and recognize compensation expense over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for graded-vesting awards subject only to a service condition over the requisite service period of the entire award.
(q) Income taxes
Deferred tax assets and liabilities are recorded for the expected future tax consequences of items that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of assets and liabilities and the respective tax bases of assets and liabilities using enacted tax rates that are expected to apply in years in which the temporary differences are expected to reverse. The effects of changes in tax rates and changes in apportionment of income between tax jurisdictions on deferred tax assets and liabilities are recognized in the consolidated statements of operations in the year in which the law is enacted or change in apportionment occurs (see note 16). Valuation allowances are provided when the Company does not believe it is more likely than not that it will realize the benefit of identified tax assets.
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
(r) Comprehensive income
Comprehensive income is primarily comprised of net income, foreign currency translation adjustments, and gains and losses on interest rate swaps, and is reported in the consolidated statements of comprehensive income, net of taxes, for all periods presented. Additionally, comprehensive income included pension gains and losses for fiscal year 2015. As a result of the final settlement of the pension plan in fiscal year 2015, no pension gains and losses were recorded in 2017 or 2016 (see note 18).
(s) Debt issuance costs
Debt issuance costs represent capitalizable costs incurred related to the issuance and refinancing of the Company’s long-term debt (see note 8). As of December 30, 2017 and December 31, 2016, debt issuance costs of $34.5 million and $29.3 million, respectively, are included in long-term debt, net in the consolidated balance sheets, and are being amortized over the remaining maturities of the debt, based on projected required repayments, using the effective interest rate method.
(t) Gift card/certificate breakage
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
For Dunkin’ Donuts gift cards enrolled in the DD Perks® Rewards loyalty program and other cards with expected similar redemption behavior, breakage is estimated and recognized at the point in time when the likelihood of redemption of any remaining card balance becomes remote, generally after a period of sufficient inactivity. Breakage on all other Dunkin’ Donuts gift cards and all Baskin-Robbins gift cards is estimated and recognized over time in proportion to actual gift card redemptions, based on historical redemption rates. The Company recognizes breakage as income only up to the amount of gift card program costs. Any incremental breakage on Dunkin' Donuts gift cards that exceeds gift card program costs is committed to fund future initiatives that will benefit the Dunkin’ Donuts gift card program or to offset future gift card program costs. Any incremental breakage on Baskin-Robbins gift cards that exceeds gift card program costs is committed to fund future sales-driving initiatives for the benefit of Baskin-Robbins franchisees. The incremental breakage in excess of Baskin-Robbins gift card program costs is recorded as a gift card breakage liability within other current liabilities in the consolidated balance sheets (see note 10). As of December 30, 2017, the Company did not have a gift card breakage liability related to the Dunkin' Donuts gift card program.
For fiscal years 2017, 2016, and 2015, total breakage income recognized on gift cards was $31.7 million, $22.3 million, and $15.9 million, respectively, and is recorded as a reduction to general and administrative expenses, net, to offset the related gift card program costs.
(u) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. At December 30, 2017 and December 31, 2016, one master licensee, including its majority-owned subsidiaries, accounted for approximately 13% and 15%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for fiscal years 2017, 2016, or 2015.
(v) Recent accounting pronouncements
Recently adopted accounting pronouncements
In January 2017, the Financial Accounting Standards Board (the “FASB”) issued new guidance for goodwill impairment which requires only a single-step quantitative test to identify and measure impairment and record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. The option to perform a qualitative assessment first for a reporting unit to determine if a quantitative impairment test is necessary does not change under the new guidance. The Company early adopted this guidance in fiscal year 2017. The adoption of this guidance had no impact on the Company’s consolidated financial statements, and did not impact our annual goodwill impairment test performed as of the first day of the third quarter of fiscal year 2017.
In November 2016, the FASB issued new guidance addressing diversity in practice that exists in the classification and presentation of changes in restricted cash in the statements of cash flows. The Company early adopted this guidance retrospectively in fiscal year 2017. Accordingly, changes in restricted cash that have historically been included within operating and financing activities have been eliminated, and restricted cash is combined with cash and cash equivalents when reconciling the beginning and end of period balances for all periods presented. The adoption of this guidance resulted in a decrease of $2.1 million and an increase of $65.7 million to net cash provided by operating activities for fiscal years 2016 and 2015, respectively, and an increase of $106 thousand and a decrease of $6.8 million to net cash used in financing activities for fiscal years 2016 and 2015, respectively. The adoption of this guidance had no impact on the consolidated statements of operations and balance sheets.
In March 2016, the FASB issued new guidance for employee share-based compensation which simplifies several aspects of accounting for share-based payment transactions, including excess tax benefits, forfeiture estimates, statutory tax withholding requirements, and classification in the statements of cash flows. The Company adopted this guidance in fiscal year 2017, which had the following impact on the consolidated financial statements:

•
Beginning in fiscal year 2017, as required, the Company recorded excess tax benefits of $7.8 million to the provision for income taxes in the consolidated statements of operations for fiscal year 2017, instead of additional paid-in capital in the consolidated balance sheets. As a result, net income increased $7.8 million for fiscal year 2017, and basic and diluted earnings per share each increased $0.08 for fiscal year 2017.

•
Excess tax benefits are presented as operating cash inflows instead of financing cash inflows in the consolidated statements of cash flows, which the Company elected to apply on a retrospective basis. As a result, the Company classified $7.8 million, $2.7 million, and $11.5 million for fiscal years 2017, 2016, and 2015, respectively, of excess tax benefits as operating cash inflows included within the change in prepaid income taxes, net in the consolidated statements of cash flows. The retrospective reclassification resulted in increases in cash provided by operating activities and cash used in financing activities of $2.7 million and $11.5 million for fiscal years 2016 and 2015, respectively.

•
Beginning in fiscal year 2017, the Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share under the treasury stock method, which did not have a material impact on diluted earnings per share for fiscal year 2017.

Recent accounting pronouncements not yet adopted
In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease accounting guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required. The Company expects to adopt this new guidance in fiscal year 2019 and is currently evaluating the impact that the adoption of this new guidance will have on the Company’s consolidated financial statements and related disclosures. The Company expects that substantially all of its operating lease commitments (see note 11) will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption, thereby having a material impact to its consolidated balance sheet.
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company in fiscal year 2018. See note 22 for further disclosure of the expected impact of the new guidance.
(w) Subsequent events
Subsequent events have been evaluated up through the date that these consolidated financial statements were filed.
(3) Franchise fees and royalty income
Franchise fees and royalty income consisted of the following (in thousands):

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Royalty income	$518,572	500,927	463,960
Initial franchise fees and renewal income	74,117	48,644	49,262
Total franchise fees and royalty income	$592,689	549,571	513,222
The changes in franchised and company-operated points of distribution were as follows:

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Systemwide points of distribution:
Franchised points of distribution in operation—beginning of year	20,080	19,308	18,821
Franchised points of distribution—opened	1,339	1,540	1,536
Franchised points of distribution—closed	(899)	(819)	(1,051)
Net transfers from company-operated points of distribution	—	51	2
Franchised points of distribution in operation—end of year	20,520	20,080	19,308
Company-operated points of distribution—end of year	—	—	49
Total systemwide points of distribution—end of year	20,520	20,080	19,357
During fiscal year 2016, the Company sold all remaining company-operated restaurants and recognized gains on sales of $7.6 million, which are included in other operating income, net in our consolidated statement of operations. As of December 30, 2017 and December 31, 2016, the Company did not own or operate any restaurants.

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
At December 30, 2017 and December 31, 2016, the Company had a net payable of $10.6 million and $11.9 million, respectively, to the various advertising funds.

To cover administrative expenses of the advertising funds, the Company charges each advertising fund a management fee for items such as facilities, accounting services, information technology, data processing, product development, legal, administrative support services, and other operating expenses, as well as share-based compensation expense for employees that provide services directly to the advertising funds. Management fees totaled $11.3 million, $9.5 million, and $9.7 million for fiscal years 2017, 2016, and 2015, respectively. Such management fees are included in the consolidated statements of operations as a reduction in general and administrative expenses, net. Additionally, the Company charged the Dunkin’ Donuts advertising fund $2.9 million of gift card program costs in fiscal year 2017.
The Company made discretionary contributions to certain advertising funds for the purpose of supplementing national and regional advertising in certain markets of $7.5 million for fiscal year 2017 and $1.7 million for each of the fiscal years 2016 and 2015. Additionally, the Company made net contributions to the advertising funds based on retail sales of company-operated restaurants of $596 thousand and $1.3 million for fiscal years 2016 and 2015, respectively, which are included in company-operated restaurant expenses in the consolidated statements of operations. No such contributions were made during fiscal year 2017, as the Company did not have any company-operated restaurants during this period. During fiscal years 2017, 2016, and 2015, the Company also funded advertising fund initiatives of $2.6 million, $3.4 million, and $2.3 million, respectively, which were contributed from the gift card breakage liability included within other current liabilities in the consolidated balance sheets (see note 2(t) and note 10).
(5) Property and equipment, net
Property and equipment at December 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	December 30, 2017	December 31, 2016
Land	$35,673	34,889
Buildings	50,640	50,571
Leasehold improvements	157,310	157,752
Software, store, production, and other equipment	51,954	52,922
Construction in progress	7,270	5,203
Property and equipment, gross	302,847	301,337
Accumulated depreciation	(133,842)	(124,675)
Property and equipment, net	$169,005	176,662
(6) Equity method investments
The Company’s ownership interests in its equity method investments as of December 30, 2017 and December 31, 2016 were as follows:

Entity	Ownership
Japan JV	43.3%
South Korea JV	33.3%
Australia JV	20.0%
The Company also had a 33.3% ownership interest in the Spain JV as of December 26, 2015, which was sold during the fourth quarter of fiscal year 2016 for nominal consideration.

Summary financial information for the equity method investments on an aggregated basis was as follows (in thousands):

	December 30, 2017	December 31, 2016
Current assets	$363,277	300,999
Current liabilities	140,113	120,611
Working capital	223,164	180,388
Property, plant, and equipment, net	165,442	153,038
Other assets	139,958	124,676
Long-term liabilities	48,429	48,460
Equity of equity method investments	$480,135	409,642

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Revenues	$646,269	629,717	622,982
Gross profit	345,302	329,206	327,684
Net income	33,791	32,529	33,650
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

The comparison between the carrying value of the Company’s investments in the Japan JV and the South Korea JV and the underlying equity in net assets of those investments is presented in the table below (in thousands):

	Japan JV		South Korea JV
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Carrying value of investment	$13,886	10,789	127,225	104,253
Underlying equity in net assets of investment	35,045	34,312	133,161	109,992
Carrying value less than the underlying equity in net assets(a)	$(21,159)	(23,523)	(5,936)	(5,739)

(a)
The deficits of cost relative to the underlying equity in net assets of the Japan JV and the South Korea JV as of December 30, 2017 and December 31, 2016 are primarily comprised of impairments of long-lived assets, net of tax, recorded in fiscal years 2015 and 2011, respectively.

The carrying values of our investments in the Australia JV for any period presented were not material.

(7) Goodwill and other intangible assets
The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

	Dunkin’ Donuts U.S.			Dunkin’ Donuts International			Baskin-Robbins International			Total
	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance
Balances at December 26, 2015	$1,149,910	(270,441)	879,469	10,119	—	10,119	24,037	(24,037)	—	1,184,066	(294,478)	889,588
Goodwill disposed	(1,331)	—	(1,331)	—	—	—	—	—	—	(1,331)	—	(1,331)
Effects of foreign currency adjustments	—	—	—	15	—	15	—	—	—	15	—	15
Balances at December 31, 2016	1,148,579	(270,441)	878,138	10,134	—	10,134	24,037	(24,037)	—	1,182,750	(294,478)	888,272
Effects of foreign currency adjustments	—	—	—	36	—	36	—	—	—	36	—	36
Balances at December 30, 2017	$1,148,579	(270,441)	878,138	10,170	—	10,170	24,037	(24,037)	—	1,182,786	(294,478)	888,308
The goodwill disposed of during fiscal year 2016 is related to the sale of certain company-operated points of distribution.
Other intangible assets at December 30, 2017 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$358,228	(211,892)	146,336
Favorable operating leases acquired	18	58,101	(38,250)	19,851
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,607,299	(250,142)	1,357,157
Other intangible assets at December 31, 2016 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$358,166	(193,940)	164,226
Favorable operating leases acquired	18	59,948	(36,424)	23,524
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,609,084	(230,364)	1,378,720
The change in the gross carrying amount of favorable operating leases from December 31, 2016 to December 30, 2017 is primarily due to the impairment of favorable operating leases acquired resulting from lease terminations.

Total estimated amortization expense for other intangible assets for fiscal years 2018 through 2022 is as follows (in thousands):

Fiscal year:
2018	$21,180
2019	20,674
2020	20,240
2021	19,857
2022	19,569
(8) Debt
Debt at December 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	December 30, 2017	December 31, 2016
2017 Class A-2 Notes	$1,400,000	—
2015 Class A-2 Notes	1,701,875	2,456,250
Debt issuance costs, net of amortization	(34,518)	(29,252)
Total debt	3,067,357	2,426,998
Less current portion of long-term debt	31,500	25,000
Total long-term debt	$3,035,857	2,401,998
Securitized Financing Facility
In January 2015, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI, issued Series 2015-1 3.262% Fixed Rate Senior Secured Notes, Class A-2-I (the “2015 Class A-2-I Notes”) with an initial principal amount of $750.0 million and Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Class A-2-II Notes” and, together with the 2015 Class A-2-I Notes, the “2015 Class A-2 Notes”) with an initial principal amount of $1.75 billion. In addition, the Master Issuer also issued Series 2015-1 Variable Funding Senior Secured Notes, Class A-1 (the “2015 Variable Funding Notes” and, together with the 2015 Class A-2 Notes, the “2015 Notes”), which allowed the Master Issuer to borrow up to $100.0 million on a revolving basis. The 2015 Variable Funding Notes could also be used to issue letters of credit.
In October 2017, the Master Issuer issued Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”) with an initial principal amount of $600.0 million and Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) with an initial principal amount of $800.0 million. In addition, the Master Issuer issued Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 (the “2017 Variable Funding Notes” and, together with the 2017 Class A-2 Notes, the “2017 Notes”), which allows for the issuance of up to $150.0 million of 2017 Variable Funding Notes and certain other credit instruments, including letters of credit. A portion of the proceeds of the 2017 Notes was used to repay the remaining $731.3 million of principal outstanding on the 2015 Class A-2-I Notes and to pay related transaction fees. The additional net proceeds were used for general corporate purposes, which included a return of capital to the Company’s shareholders in 2018 (see note 13(b)). In connection with the issuance of the 2017 Variable Funding Notes, the Master Issuer terminated the commitments with respect to its existing 2015 Variable Funding Notes.
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
The 2015 Notes and 2017 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2015 Class A-2-II Notes and 2017 Class A-2 Notes is in February 2045 and November 2047, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2015 Class A-2-II Notes will be repaid by February 2022, the 2017 Class A-2-I Notes will be repaid by November 2024, and the 2017 Class A-2-II Notes will be repaid by November 2027 (the “Anticipated Repayment Dates”). If the 2015 Class A-2-II Notes or the 2017 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2015

Class A-2-II Notes and the 2017 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the 2015 Class A-2-II Notes, 2017 Class A-2-I Notes, and 2017 Class A-2-II Notes bear interest at fixed rates equal to 3.980%, 3.629%, and 4.030%, respectively. If the 2015 Class A-2-II Notes or the 2017 Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the 2015 Class A-2-II Notes, 2017 Class A-2-I Notes, and 2017 Class A-2-II Notes equal to $17.5 million, $6.0 million, and $8.0 million, respectively, per calendar year, payable in quarterly installments. No principal payments are required if a specified leverage ratio, which is a measure of long-term debt, net of cash to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0, though the Company intends to make the scheduled principal payments. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.
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
During the fourth quarter of fiscal year 2017, as a result of the repayment of the remaining $731.3 million of principal outstanding on the 2015 Class A-2-I Notes, the Company recorded a loss on debt extinguishment of $7.0 million, consisting of a $6.3 million write-off of the remaining debt issuance costs related to the 2015 Class A-2-I Notes and $726 thousand of make-whole interest premium costs associated with the early repayment of the 2015 Class A-2-I Notes.
Total debt issuance costs incurred and capitalized in connection with the issuance of the 2017 Notes were $17.7 million. The effective interest rate, including the amortization of debt issuance costs, was 4.1%, 3.8%, and 4.2% for the 2015 Class A-2-II Notes, 2017 Class A-2-I Notes, and 2017 Class A-2-II Notes, respectively, at December 30, 2017.
Total amortization of debt issuance costs related to the securitized financing facility was $6.2 million, $6.4 million, and $5.6 million for fiscal years 2017, 2016, and 2015, respectively, which is included in interest expense in the consolidated statements of operations.
As of December 30, 2017, $32.3 million of letters of credit were outstanding against the 2017 Variable Funding Notes and as of December 31, 2016, $25.9 million letters of credit were outstanding against the 2015 Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of December 30, 2017 or December 31, 2016.
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
Senior credit facility
In January 2015, the proceeds from the issuance of the 2015 Class A-2 Notes were used to repay the remaining principal outstanding on the term loans issued under the senior credit facility. During fiscal year 2015, the Company recorded a loss on debt extinguishment of $20.6 million, consisting primarily of the write-off of the remaining original issuance discount and debt issuance costs related to the term loans.

Maturities of long-term debt
Based on the Company's intention to make quarterly repayments and assuming repayment by the Anticipated Repayment Dates, the aggregate contractual principal payments of the 2017 Class A-2 Notes and 2015 Class A-2-II Notes for 2018 through 2022 are as follows (in thousands):

	2017 Class A-2-I Notes	2017 Class A-2-II Notes	2015 Class A-2-II Notes	Total
2018	$6,000	8,000	17,500	31,500
2019	6,000	8,000	17,500	31,500
2020	6,000	8,000	17,500	31,500
2021	6,000	8,000	17,500	31,500
2022	6,000	8,000	1,631,875	1,645,875
(9) Derivative instruments and hedging transactions
The Company’s hedging instruments have historically consisted solely of interest rate swaps to hedge the Company’s variable-rate term loans. In September 2012, the Company entered into variable-to-fixed interest rate swap agreements to hedge the risk of increases in cash flows (interest payments) attributable to increases in three-month LIBOR above the designated benchmark interest rate being hedged, through November 2017. As a result of an amendment in February 2014 to the senior credit facility, the Company amended the interest rate swap agreements to align the embedded floors with the amended term loans. As of the date of the amendment, a pre-tax gain of $5.8 million was recorded in accumulated other comprehensive loss.
Effective December 23, 2014, the Company terminated all interest rate swap agreements with its counterparties in anticipation of the 2015 securitization transaction and related repayment of the outstanding term loans. In fiscal years 2014 and 2015, the Company received total cash proceeds equivalent to fair value of the interest rate swaps at the termination date of $5.3 million, which was net of accrued interest owed to the counterparties of $1.0 million. Upon termination, cash flow hedge accounting was discontinued and the cumulative pre-tax gain of $1.8 million was recorded in accumulated other comprehensive loss.
As of December 27, 2014, a pre-tax gain of $6.2 million was recorded in accumulated other comprehensive loss, which included the gain related to both the February 2014 amendment and December 2014 termination. This pre-tax gain was amortized on a straight-line basis to interest expense in the consolidated statements of operations through November 23, 2017, the original maturity date of the swaps.
The table below summarizes the effects of derivative instruments in the consolidated statements of operations and comprehensive income for fiscal year 2017:

Derivatives designated as cash flow hedging instruments	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$1,922	Interest expense	(1,922)
Income tax effect	(778)	Provision (benefit) for income taxes	778
Net of income taxes	$1,144		(1,144)

The table below summarizes the effects of derivative instruments in the consolidated statements of operations and comprehensive income for fiscal year 2016:

Derivatives designated as cash flow hedging instruments	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$2,181	Interest expense	(2,181)
Income tax effect	(882)	Provision (benefit) for income taxes	882
Net of income taxes	$1,299		(1,299)

The table below summarizes the effects of derivative instruments in the consolidated statements of operations and comprehensive income for fiscal year 2015:

Derivatives designated as cash flow hedging instruments	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$2,140	Interest expense	(2,140)
Income tax effect	(867)	Provision (benefit) for income taxes	867
Net of income taxes	$1,273		(1,273)
(10) Other current liabilities
Other current liabilities at December 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	December 30, 2017	December 31, 2016
Gift card/certificate liability	$228,783	207,628
Gift card breakage liabilities	1,079	13,301
Accrued payroll and benefits	30,768	25,071
Accrued legal liabilities (see note 17(d))	3,566	5,555
Accrued interest	17,902	10,702
Accrued professional costs	5,527	2,170
Franchisee profit-sharing liability	13,243	11,083
Other	25,210	22,756
Total other current liabilities	$326,078	298,266

The increase in the gift card/certificate liability is due primarily to an increase in, and timing of, gift card activations. The franchisee profit-sharing liability represents amounts owed to franchisees from the net profits primarily on the sale of Dunkin’ K-Cup® pods, retail packaged coffee, and ready-to-drink bottled iced coffee in certain retail outlets.
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

	December 30, 2017	December 31, 2016
Leased property under capital leases (included in property and equipment)	$10,097	10,081
Accumulated depreciation	(4,442)	(4,055)
Net leased property under capital leases	$5,655	6,026
Capital lease obligations:
Current	$596	589
Long-term	7,180	7,550
Total capital lease obligations	$7,776	8,139

Included in the Company’s consolidated balance sheets are the following amounts related to assets leased to others under operating leases, where the Company is the lessor (in thousands):

	December 30, 2017	December 31, 2016
Land	$33,430	32,646
Buildings	47,792	47,723
Leasehold improvements	147,743	149,027
Store, production, and other equipment	150	150
Construction in progress	1,741	567
Assets leased to others, gross	230,856	230,113
Accumulated depreciation	(94,450)	(86,957)
Assets leased to others, net	$136,406	143,156
Future minimum rental commitments to be paid and received by the Company at December 30, 2017 for all noncancelable leases and subleases are as follows (in thousands):

	Payments		Receipts	Net leases
	Capital leases	Operating leases	Subleases
Fiscal year:
2018	$1,633	58,819	(72,068)	(11,616)
2019	1,465	58,169	(70,570)	(10,936)
2020	1,258	55,494	(67,167)	(10,415)
2021	1,291	53,320	(63,460)	(8,849)
2022	1,329	49,627	(57,399)	(6,443)
Thereafter	12,265	356,290	(329,887)	38,668
Total minimum rental commitments	19,241	$631,719	(660,551)	(9,591)
Less amount representing interest	11,465
Present value of minimum capital lease obligations	$7,776
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

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Base rentals	$55,019	54,517	54,290
Contingent rentals	6,664	6,182	6,348
Total rental expense	$61,683	60,699	60,638
Total rental income for all leases and subleases consisted of the following (in thousands):

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Base rentals	$73,597	70,962	70,033
Contingent rentals	31,046	30,058	30,389
Total rental income	$104,643	101,020	100,422

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
Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenues earned through certain licensing arrangements with third parties in which our brand names are used, including the licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and sales of Dunkin' Donuts branded ready-to-drink bottled iced coffee and retail packaged coffee, revenues generated from online training programs for franchisees, and revenues from the sale of Dunkin’ Donuts products in certain international markets, all of which are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Dunkin’ Donuts U.S.	$641,896	607,964	591,062
Dunkin’ Donuts International	20,573	22,903	22,973
Baskin-Robbins U.S.	49,204	47,512	47,140
Baskin-Robbins International	114,680	119,015	117,076
Total reportable segment revenues	826,353	797,394	778,251
Other	34,148	31,495	32,682
Total revenues	$860,501	828,889	810,933
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

Amounts included in “Corporate” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Dunkin’ Donuts U.S.	$501,451	466,976	431,065
Dunkin’ Donuts International	6,970	9,658	10,240
Baskin-Robbins U.S.	34,212	34,240	29,289
Baskin-Robbins International	39,336	38,967	36,218
Total reportable segments	581,969	549,841	506,812
Corporate	(112,015)	(112,899)	(161,934)
Interest expense, net	(101,110)	(100,270)	(96,341)
Amortization of other intangible assets	(21,335)	(22,079)	(24,688)
Long-lived asset impairment charges	(1,617)	(149)	(623)
Loss on debt extinguishment and refinancing transactions	(6,996)	—	(20,554)
Other gains (losses), net	391	(1,195)	(1,084)
Income before income taxes	$339,287	313,249	201,588
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

	Net income (loss) of equity method investments
	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Dunkin’ Donuts International	$(83)	622	1,295
Baskin-Robbins International	11,117	9,803	10,535
Total reportable segments	11,034	10,425	11,830
Other	4,164	4,127	(53,575)
Total net income (loss) of equity method investments	$15,198	14,552	(41,745)

Depreciation is reflected in segment profit for each reportable segment. Depreciation by reportable segments was as follows (in thousands):

	Depreciation
	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Dunkin’ Donuts U.S.	$11,296	11,378	12,229
Dunkin’ Donuts International	31	27	7
Baskin-Robbins U.S.	320	272	358
Baskin-Robbins International	53	74	60
Total reportable segments	11,700	11,751	12,654
Corporate	8,384	8,707	7,902
Total depreciation	$20,084	20,458	20,556

Property and equipment, net by geographic region as of December 30, 2017 and December 31, 2016 is based on the physical locations within the indicated geographic regions and are as follows (in thousands):

	December 30, 2017	December 31, 2016
United States	$168,933	176,524
International	72	138
Total property and equipment, net	$169,005	176,662
(13) Stockholders’ equity (deficit)
(a) Common stock
Common shares issued and outstanding included in the consolidated balance sheets include vested and unvested restricted shares. Common stock in the consolidated statements of stockholders’ equity (deficit) excludes unvested restricted shares.
(b) Treasury stock
In February 2015, the Company entered into and completed an accelerated share repurchase agreement (the “February 2015 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the February 2015 ASR Agreement, the Company paid the financial institution $400.0 million in cash and received a delivery of 8,226,297 shares of the Company’s common stock in fiscal year 2015 based on a weighted average cost per share of $48.62 over the term of the February 2015 ASR Agreement.
In October 2015, the Company entered into an accelerated share repurchase agreement (the “October 2015 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the October 2015 ASR Agreement, the Company paid the financial institution $125.0 million from cash on hand and received an initial delivery of 2,527,167 shares of the Company’s common stock in October 2015, representing an estimate of 80% of the total shares expected to be delivered under the October 2015 ASR Agreement. Upon the final settlement of the October 2015 ASR Agreement in fiscal year 2016, the Company received an additional delivery of 483,913 shares of its common stock based on a weighted average cost per share of $41.51 over the term of the October 2015 ASR Agreement.
Additionally, during fiscal year 2015, the Company repurchased a total of 2,106,881 shares of common stock in the open market at a weighted average cost per share of $47.47 from existing stockholders.
The Company accounts for treasury stock under the cost method, and as such recorded an increase in treasury stock of $600.0 million during fiscal year 2015 for the shares repurchased under the accelerated share repurchase agreements and in the open market, based on the fair market value of the shares on the dates of repurchase and direct costs incurred. Additionally, the Company recorded a decrease in additional paid-in capital of $25.0 million related to the remaining cash paid under the October 2015 ASR Agreement since the final settlement was not completed as of December 26, 2015, which upon settlement in fiscal year 2016, was reclassified from additional paid-in-capital to treasury stock. During fiscal year 2015, the Company retired 12,833,178 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $599.0 million and $129.4 million, respectively, and an increase in accumulated deficit of $469.5 million.
During fiscal year 2016, the Company entered into and completed an accelerated share repurchase agreement (the “2016 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the 2016 ASR Agreement, the Company paid the financial institution $30.0 million in cash and received 702,239 shares of the Company’s common stock in fiscal year 2016 based on a weighted average cost per share of $42.72 over the term of the 2016 ASR Agreement.
Additionally, during fiscal year 2016, the Company repurchased a total of 520,631 shares of common stock in the open market at a weighted average cost per share of $48.02 from existing stockholders.
The Company recorded an increase in treasury stock of $80.0 million during fiscal year 2016 for the shares repurchased under the October 2015 ASR Agreement, the 2016 ASR Agreement, and in the open market, based on the fair market value of the shares on the dates of repurchase and direct costs incurred. During fiscal year 2016, the Company retired 1,706,783 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $80.0 million and $15.9 million, respectively, and an increase in accumulated deficit of $64.1 million.
During fiscal year 2017, the Company entered into and completed an accelerated share repurchase agreement (the “2017 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the 2017 ASR Agreement, the Company paid the financial institution $100.0 million in cash and received 1,757,568 shares of the Company’s common stock during fiscal year 2017 based on a weighted average cost per share of $56.90 over the term of the 2017 ASR Agreement.

Additionally, during fiscal year 2017, the Company repurchased a total of 513,880 shares of common stock in the open market at a weighted average cost per share of $52.90 from existing stockholders.
During fiscal year 2017, the Company retired 2,271,448 shares of treasury stock repurchased under the 2017 ASR Agreement and in the open market, based on the fair market value of the shares on the dates of repurchase and direct costs incurred. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $18.9 million and an increase in accumulated deficit of $108.3 million.
In February 2018, the Company entered into two accelerated share repurchase agreements (the “February 2018 ASR Agreements”) with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, the Company paid the financial institutions $650.0 million from cash on hand and received an initial delivery of 8,478,722 shares of the Company's common stock on February 16, 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. At settlement, the financial institutions may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make cash payment to the financial institutions. Final settlement of each of the February 2018 ASR Agreements is expected to be completed in the third quarter of fiscal year 2018, although the settlement may be accelerated at each financial institution’s option.
(c) Accumulated other comprehensive loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Unrealized gains (losses) on interest rate swaps	Other	Accumulated other comprehensive loss
Balances at December 31, 2016	$(23,019)	1,144	(2,109)	(23,984)
Other comprehensive income (loss)	14,780	(1,144)	658	14,294
Balances at December 30, 2017	$(8,239)	—	(1,451)	(9,690)
(d) Dividends
During fiscal year 2017, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2017:
First quarter	$0.3225	$29,621	March 22, 2017
Second quarter	0.3225	29,226	June 14, 2017
Third quarter	0.3225	29,064	September 6, 2017
Fourth quarter	0.3225	29,092	December 6, 2017
During fiscal year 2016, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2016:
First quarter	$0.3000	$27,395	March 16, 2016
Second quarter	0.3000	27,456	June 8, 2016
Third quarter	0.3000	27,475	August 31, 2016
Fourth quarter	0.3000	27,377	November 30, 2016
On February 6, 2018, the Company announced that its board of directors approved an increase to the next quarterly dividend to $0.3475 per share of common stock, payable on March 21, 2018 to shareholders of record as of the close of business on March 12, 2018.
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
Total share-based compensation expense, which is included in general and administrative expenses, net, consisted of the following (in thousands):

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Time-vested stock options	$8,611	10,654	10,519
Restricted stock units	4,337	3,608	3,408
2011 Plan restricted shares	701	1,793	1,967
Performance stock units	1,277	1,086	—
Other	—	40	198
Total share-based compensation	$14,926	17,181	16,092
Total related tax benefit	$8,339	6,955	6,512
The actual tax benefit realized from stock options exercised during fiscal years 2017, 2016, and 2015 was $11.1 million, $4.1 million, and $13.1 million, respectively.
Time-vested stock options
Time-vested stock options granted under the 2011 Plan and 2015 Plan vest in equal annual amounts over a 4-year period subsequent to the grant date, and as such are subject to a service condition, and also fully vest upon a change of control. The requisite service period over which compensation cost is being recognized is 4 years. The maximum contractual term of the stock options is 7 or 10 years.
The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model. This model is impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. The following weighted average assumptions were utilized in determining the fair value of the 2015 Plan options granted during fiscal years 2017 and 2016 and the 2011 Plan options granted during fiscal year 2015:

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Weighted average grant-date fair value of share options granted	$9.87	$7.41	$8.66
Weighted average assumptions:
Risk-free interest rate	1.9%	1.2%	1.5%
Expected volatility	24.0%	25.0%	25.0%
Dividend yield	2.3%	2.7%	2.2%
Expected term (years)	4.88	4.90	4.91
The expected term was primarily estimated utilizing the simplified method. We utilized the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term. Expected volatility was estimated based on the Company’s historical volatility, and also considering historical volatility of peer companies over a period equivalent to the expected term. Additionally, the dividend yield was estimated based on dividends currently being paid on the underlying common stock at the date of grant. Estimated and actual forfeitures have not had a material impact on share-based compensation expense.

A summary of the status of the time-vested stock options as of December 30, 2017 and changes during fiscal year 2017 is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Share options outstanding at December 31, 2016	4,889,585	$44.82	5.3
Granted	1,181,777	55.04
Exercised	(880,346)	40.37
Forfeited or expired	(823,489)	49.38
Share options outstanding at December 30, 2017	4,367,527	47.63	4.6	$73.6
Share options exercisable at December 30, 2017	2,026,779	44.99	3.9	39.5
The total grant-date fair value of the time-vested options vested during fiscal years 2017, 2016, and 2015 was $9.9 million, $10.6 million, and $7.4 million, respectively. The total intrinsic value of the time-vested stock options exercised was $13.0 million, $5.3 million, and $6.7 million for fiscal years 2017, 2016, and 2015, respectively. As of December 30, 2017, there was $12.7 million of total unrecognized compensation cost related to the time-vested stock options. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2.4 years.
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
A summary of the changes in the Company’s restricted stock units during fiscal year 2017 is presented below:

	Number of shares	Weighted average grant-date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Nonvested restricted stock units at December 31, 2016	183,676	$44.91	1.7
Granted	91,272	52.44
Vested	(90,976)	45.37
Forfeited	(8,546)	46.37
Nonvested restricted stock units at December 30, 2017	175,426	48.51	1.5	$11.3
The fair value of each restricted stock unit is determined on the date of grant based on our closing stock price, less the present value of expected dividends not received during the vesting period. The weighted average grant-date fair value of restricted stock units granted during fiscal years 2017, 2016, and 2015 was $52.44, $44.34, and $46.21, respectively. As of December 30, 2017, there was $5.2 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.8 years. The total grant-date fair value of restricted stock units vested during fiscal years 2017, 2016, and 2015 was $4.1 million, $3.5 million, and $2.6 million, respectively.
2011 Plan restricted shares
During fiscal year 2014, the Company granted restricted shares of 27,096. The restricted shares vested in full during fiscal year 2016 based on a service condition, and had a grant-date fair value of $51.67 per share, which was determined on the date of grant based on the Company’s closing stock price. During fiscal year 2015, the Company granted restricted shares of 21,101. The restricted shares were eligible to vest in equal installments in February 2018 and 2019 based on a service condition, and had a grant-date fair value of $47.39 per share, which was determined on the date of grant based on the Company’s closing stock price. As of December 30, 2017, there was no unrecognized compensation cost related to these restricted shares, as the shares were forfeited during fiscal year 2017.
In addition, during fiscal year 2014, the Company granted 150,000 contingently issuable restricted shares. The contingently issuable restricted shares are eligible to vest on December 31, 2018, subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the median total shareholder return of the companies in the S&P 500 Composite Index. The contingently issuable restricted shares were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $37.94 per share. As of December 30, 2017, there was $1.2 million of total unrecognized compensation cost related to these restricted shares, which is expected to be recognized over a period of approximately 1.0 year.
As of December 30, 2017, 150,000 2011 Plan restricted shares remained unvested. The total grant-date fair value of restricted shares vested during fiscal year 2016 was $1.4 million. No shares vested during fiscal years 2017 and 2015.
Performance stock units
The Company granted 84,705 and 121,030 performance stock units (“PSUs”) to certain employees during fiscal years 2017 and 2016, respectively, which are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted in 2017 and 2016, 37,027 and 39,684 PSUs, respectively, are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 47,678 and 81,346 PSUs granted in 2017 and 2016, respectively, are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted average grant-date fair value of $67.52 and $55.36 per unit granted in 2017 and 2016, respectively. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs granted in 2017 and 2016 have a weighted average grant-date fair value of $52.44 and $44.22 per unit, respectively. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
A summary of the changes in the Company’s PSUs during fiscal year 2017 is presented below:

	Number of shares	Weighted average grant-date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Nonvested performance stock units at December 31, 2016	113,041	$47.90	2.3
Granted	84,705	59.03
Forfeited	(49,160)	44.89
Nonvested performance stock units at December 30, 2017	148,586	52.72	1.7	$9.6
As of December 30, 2017, there was $4.0 million of total unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted average period of approximately 1.9 years.
(15) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Net income attributable to Dunkin’ Brands—basic and diluted	$350,909	195,576	105,227
Weighted average number of common shares:
Common—basic	90,857,168	91,568,942	96,045,232
Common—diluted	92,231,436	92,538,282	97,131,674
Earnings per common share:
Common—basic	$3.86	2.14	1.10
Common—diluted	3.80	2.11	1.08

The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,374,268, 969,340, and 1,086,442 equity awards for fiscal years 2017, 2016, and 2015, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards outstanding for which the contingent vesting criteria were not yet met as of the fiscal period end. As of December 30, 2017, December 31, 2016, and December 26, 2015 there were 150,000 restricted shares that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 1,382,486, 3,498,229, and 2,985,215 equity awards for fiscal years 2017, 2016, and 2015, respectively, as they would be antidilutive.
(16) Income taxes
Income before income taxes was attributed to domestic and foreign taxing jurisdictions as follows (in thousands):

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Domestic operations	$317,720	286,927	234,410
Foreign operations	21,567	26,322	(32,822)
Income before income taxes	$339,287	313,249	201,588
The components of the provision (benefit) for income taxes were as follows (in thousands):

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Current:
Federal	$102,349	97,972	90,586
State	27,922	28,430	23,694
Foreign	3,094	3,808	3,186
Current tax provision	$133,365	130,210	117,466
Deferred:
Federal	$(145,903)	(9,983)	(19,034)
State	(791)	(3,152)	(3,060)
Foreign	1,707	598	987
Deferred tax benefit	(144,987)	(12,537)	(21,107)
Provision for income taxes	$(11,622)	117,673	96,359
Tax Reform
On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly changes U.S. tax law by, among other things, reducing the corporate income tax rate from 35% to 21% effective January 1, 2018, establishing a territorial-style system for taxing foreign-source income of domestic multinational corporations, and imposing a one-time mandatory transition tax on deemed repatriated earnings of certain foreign joint ventures and subsidiaries. As a result of the Tax Act, the Company recorded a provisional net tax benefit of $143.4 million during fiscal year 2017.
The provisional amount includes a $145.1 million tax benefit for the remeasurement of certain U.S. deferred tax assets and liabilities. In addition, the provisional amount includes a $1.7 million tax expense for the income tax on the deemed repatriation of unremitted foreign earnings, net of estimated foreign tax credits. The provisional net tax benefit was computed based on information currently available to the Company. However, there is still uncertainty as to the application of the Tax Act, including as it relates to state income taxes, because regulations and interpretations have not been released. In addition, certain estimates were used in computing the provisional amount, which will be finalized upon the filing of the Company’s 2017 U.S. federal tax return. As we complete our analysis of U.S. tax reform in fiscal year 2018, we may make adjustments to the provisional amounts, which may impact our provision for income taxes in the period in which the adjustments are made.

The Company expects to elect to pay the liability for the deemed repatriation of foreign earnings with our 2017 tax return. Accordingly, as of December 30, 2017, the liability for the transition tax on deemed repatriation of foreign earnings is included as a reduction to prepaid income taxes in the consolidated balance sheets.
Tax Rate
The provision (benefit) for income taxes differed from the expense computed using the statutory federal income tax rate of 35% due to the following:

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Computed federal income tax expense, at statutory rate	35.0%	35.0%	35.0%
Impairment of investment in Japan JV	—	—	9.4
State income taxes	5.5	5.1	6.6
Benefits and taxes related to foreign operations	(1.4)	(2.7)	(4.4)
Excess tax benefits	(2.3)	—	—
Change in valuation allowance	2.6	—	—
Other permanent differences	(0.4)	0.1	0.6
Impact of Tax Act	(42.3)	—	—
Other, net	(0.1)	0.1	0.6
Effective tax rate	(3.4)%	37.6%	47.8%
In addition to the impact of the Tax Act, the Company’s effective tax rate for fiscal year 2017 was impacted by the adoption of new guidance for employee share-based compensation (see note 2(v)), which resulted in the Company recording $7.8 million of excess tax benefits related to share-based compensation within the provision for income taxes.
The effective tax rate for fiscal year 2015 was increased by the impairment of our investment in the Japan JV as a result of the corresponding reduction in income before income taxes but for which there is no corresponding tax benefit.
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows (in thousands):

	December 30, 2017		December 31, 2016
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Allowance for doubtful accounts	$2,013	—	2,685	—
Capital leases	2,158	—	3,295	—
Rent	9,452	—	11,905	—
Property and equipment	375	—	—	1,977
Deferred compensation liabilities	15,033	—	19,900	—
Deferred gift cards and certificates	16,676	—	27,874	—
Deferred income	9,049	—	12,609	—
Real estate reserves	1,153	—	1,264	—
Franchise rights and other intangibles	—	372,988	—	551,679
Unused net operating losses and foreign tax credits	1,912	—	11,457	—
Other current liabilities	4,697	—	5,368	—
Other	224	—	1,758	—
	62,742	372,988	98,115	553,656
Valuation allowance	(899)	—	(1,131)	—
Total	$61,843	372,988	96,984	553,656

Deferred tax assets for certain foreign jurisdictions totaling $4.1 million and $5.1 million as of December 30, 2017 and December 31, 2016, respectively, are included in other assets in the consolidated balance sheets. At December 30, 2017, the Company had net operating loss carryforwards in certain international jurisdictions of approximately $7.5 million, and recorded deferred tax assets of $1.0 million, net of valuation allowance, related to such loss carryforwards.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes, as of December 30, 2017, with the exception of net operating loss carryforwards attributable to certain of our foreign subsidiaries for which valuation allowances have been recorded, it is more likely than not that the Company will realize the benefits of the deferred tax assets.
In conjunction with the anticipated closing of the debt refinancing transaction and related issuance of the 2017 Notes (see note 8), management assessed the realizability of its unused foreign tax credits as of September 30, 2017 by considering whether it was more likely than not that some portion or all of the unused foreign tax credits would not be realized. The ultimate realization of these unused foreign tax credits is dependent upon the generation of future taxable income available to apply such foreign tax credits prior to their expiration in fiscal years 2021 through 2026. Based upon the level of historical and projected future taxable income over the period prior to expiration, including the incremental interest expense from the 2017 Notes, as of September 30, 2017, management did not believe that it was more likely than not that the Company would realize the benefit of the unused foreign tax credits. As such, a valuation allowance of $8.9 million was recorded to the provision for income taxes during the three months ended September 30, 2017. As a result of the Tax Act, the Company determined it will realize the benefit of the unused foreign tax credits as a reduction to the one-time mandatory transition tax on deemed repatriated earnings. Therefore, the $1.7 million provisional tax expense associated with the one-time mandatory transition tax reflects the reversal of the valuation allowance associated with the unused foreign tax credits.
The Company has not recognized a deferred tax liability of $8.6 million for potential withholding taxes on the undistributed earnings of foreign operations, net of foreign tax credits, relating to our foreign joint ventures that arose in fiscal year 2017 and prior years because the Company currently does not expect those unremitted earnings to be distributed and become taxable to the Company in the foreseeable future. In addition, the previously untaxed accumulated earnings and profits of our joint ventures were subject to tax in the one-time mandatory transition tax provision. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to indefinitely reinvest undistributed earnings. As of December 30, 2017 and December 31, 2016, the undistributed earnings of these joint ventures were approximately $147.4 million and $132.9 million, respectively.
The Company has not recognized a deferred tax liability for the undistributed earnings of our foreign subsidiaries since the previously untaxed accumulated earnings and profits of those subsidiaries were subject to tax in the one-time mandatory transition tax provision. In addition, such earnings are considered indefinitely reinvested outside the United States. As of December 30, 2017 and December 31, 2016, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $21.7 million and $24.5 million, respectively. If in the future we decide to repatriate such foreign earnings, we could incur incremental U.S. federal and state income tax. However, our intention is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Unrecognized Tax Benefits
At December 30, 2017 and December 31, 2016, the total amount of unrecognized tax benefits related to uncertain tax positions was $1.5 million and $2.3 million, respectively. At December 30, 2017 and December 31, 2016, the Company had approximately $0.6 million and $1.1 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company did not record a material amount related to potential interest and penalties for uncertain tax positions during fiscal years 2017, 2016, or 2015. As of December 30, 2017 and December 31, 2016, there was $1.3 million of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.
The Company’s major tax jurisdictions subject to income tax are the United States and Canada. In the United States, the Company has open tax years dating back to tax years ended December 2014. For Canada, the Company has open tax years dating back to tax years ended December 2011.

A summary of the changes in the Company’s unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Balance at beginning of year	$2,290	2,653	3,672
Increases related to prior year tax positions	206	267	—
Increases related to current year tax positions	65	161	111
Decreases related to prior year tax positions	(94)	(33)	(301)
Decreases related to settlements	(871)	(191)	(636)
Lapses of statutes of limitations	(140)	(597)	—
Effect of foreign currency adjustments	73	30	(193)
Balance at end of year	$1,529	2,290	2,653
(17) Commitments and contingencies
(a) Lease commitments
The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under noncancelable operating and capital lease arrangements (see note 11).
(b) Supply chain guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of December 30, 2017 and December 31, 2016, the Company was contingently liable under such supply chain agreements for approximately $116.7 million and $136.2 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of December 30, 2017 and December 31, 2016, which are included in other current liabilities in the consolidated balance sheets.
(c) Letters of credit
At December 30, 2017 and December 31, 2016, the Company had standby letters of credit outstanding for a total of $32.3 million and $25.9 million, respectively. There were no amounts drawn down on these letters of credit.
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
Additionally, the Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At December 30, 2017 and December 31, 2016, contingent liabilities totaling $3.6 million and $5.6 million, respectively, were included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses which may be incurred in connection with all outstanding litigation.

(18) Retirement plans
401(k) Plan
Employees of the Company, excluding employees of certain international subsidiaries, are eligible to participate in a defined contribution retirement plan, the Dunkin’ Brands 401(k) Retirement Plan (“401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 80% of their pre-tax eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company. The Company matched participants’ contributions during fiscal years 2017, 2016, and 2015, up to a maximum of 4% of the employee’s eligible compensation. Employer contributions totaled $3.4 million, $3.3 million, and $3.2 million for fiscal years 2017, 2016, and 2015, respectively.
NQDC Plans
The Company also offers certain qualifying individuals, as defined by the Employee Retirement Income Security Act (“ERISA”), the ability to participate in the NQDC Plans. The NQDC Plans allow for pre-tax contributions of up to 50% of a participant’s base annual salary and other forms of compensation, as defined. The Company credits the amounts deferred with earnings and holds investments in company-owned life insurance policies to partially offset the Company’s liabilities under the NQDC Plans. The NQDC Plans liability, included in other long-term liabilities in the consolidated balance sheets, was $13.5 million and $11.1 million at December 30, 2017 and December 31, 2016, respectively. As of December 30, 2017 and December 31, 2016, total investments held for the NQDC Plans were $10.8 million and $9.3 million, respectively, and are included in other assets in the consolidated balance sheets.
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
(19) Related-party transactions
The Company recognized royalty income from its equity method investees as follows (in thousands):

	Fiscal year ended
	December 30, 2017	December 31, 2016	December 26, 2015
Japan JV	$1,745	1,873	1,378
South Korea JV	4,525	4,030	4,288
Spain JV	—	—	68
	$6,270	5,903	5,734
At December 30, 2017 and December 31, 2016, the Company had $1.5 million and $1.1 million, respectively, of royalties receivable from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $3.3 million in fiscal year 2017, and $3.2 million in each of the fiscal years 2016 and 2015, primarily for the purchase of ice cream products.
Upon sale of the Company's ownership interest in the Spain JV in fiscal year 2016 (see note 6), the Company recovered approximately $1.0 million in notes receivable repayments.
During fiscal years 2017, 2016, and 2015, the Company recognized sales of ice cream and other products of $4.2 million, $4.3 million, and $4.0 million, respectively, in the consolidated statements of operations from the sale of ice cream products to the

Australia JV. As of December 30, 2017 and December 31, 2016, the Company had $3.6 million and $2.6 million, respectively of net receivables from the Australia JV, consisting of accounts and notes receivable, net of current liabilities.
(20) Allowance for doubtful accounts
The changes in the allowance for doubtful accounts were as follows (in thousands):

	Accounts receivable	Short-term notes and other receivables	Long-term notes and other receivables
Balance at December 27, 2014	$3,882	1,278	3,947
Provision for (recovery of) doubtful accounts, net	3,705	(117)	(245)
Write-offs and other	(1,960)	(154)	373
Balance at December 26, 2015	5,627	1,007	4,075
Provision for (recovery of) doubtful accounts, net	1,202	(189)	(960)
Write-offs and other	(2,051)	(479)	(1,027)
Balance at December 31, 2016	4,778	339	2,088
Provision for doubtful accounts, net	123	264	70
Write-offs and other	(968)	—	(335)
Balance at December 30, 2017	$3,933	603	1,823
(21) Quarterly financial data (unaudited)

	Three months ended
	April 1, 2017	July 1, 2017	September 30, 2017	December 30, 2017
	(In thousands, except per share data)
Total revenues	$190,672	218,522	224,168	227,139
Operating income	91,293	113,550	122,033	120,126
Net income attributable to Dunkin’ Brands	47,467	55,704	52,246	195,492
Earnings per share:
Common—basic	0.52	0.61	0.58	2.17
Common—diluted	0.51	0.60	0.57	2.13

	Three months ended
	March 26, 2016	June 25, 2016	September 24, 2016	December 31, 2016
	(In thousands, except per share data)
Total revenues	$189,776	216,309	207,099	215,705
Operating income	85,333	106,141	109,360	113,880
Net income attributable to Dunkin’ Brands	37,154	49,590	52,712	56,120
Earnings per share:
Common—basic	0.41	0.54	0.58	0.61
Common—diluted	0.40	0.54	0.57	0.61

(22) Adoption of new revenue recognition guidance
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers, except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The new guidance provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services.
The new guidance is effective for the Company in fiscal year 2018. The Company will adopt this new guidance in fiscal year 2018 using the full retrospective transition method, which will result in restating each prior reporting period presented, fiscal years 2017 and 2016, in the year of adoption. Additionally, a cumulative effect adjustment will be recorded to the opening balance of accumulated deficit as of the first day of fiscal year 2016, the earliest period presented, which we expect to be $163.2 million.
The expected impact of the new guidance is summarized below. In addition to these expected impacts to our financial results, the Company continues to evaluate the impact the adoption of this new guidance will have on financial statement disclosures, in addition to evaluating business processes and internal controls related to revenue recognition to assist in the ongoing application of the new guidance.
Franchise Fees
The adoption of the new guidance will change the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal and transfer fees. Currently, these fees are generally recognized upfront upon either opening of the respective restaurant, when a renewal agreement becomes effective, or upon transfer of a franchise agreement. The new guidance will generally require these fees to be recognized over the term of the related franchise license for the respective restaurant, which will result in a material impact to revenue recognized for initial franchise fees and renewal fees. Additionally, transfer fees have historically been included within other revenues, but will be included within franchise fees and royalty income in the consolidated statements of operations under the new guidance. The new guidance will not materially impact the recognition of royalty income.
Advertising
The adoption of the new guidance will change the reporting of advertising fund contributions from franchisees and the related advertising fund expenditures, which are not currently included in the consolidated statements of operations. The new guidance requires these advertising fund contributions and expenditures to be reported on a gross basis in the consolidated statements of operations, which will have a material impact to our total revenues and expenses. However, we expect such advertising fund contributions and expenditures will be largely offsetting and therefore do not expect a significant impact on our reported net income. The assets and liabilities held by the advertising funds, which have historically been reported as restricted assets and liabilities of advertising funds, respectively, will be included within the respective balance sheet caption to which the assets and liabilities relate. Additionally, advertising costs that have been incurred by the Company outside of the advertising funds have historically been included within general and administrative expenses, net, but will be included within advertising expenses in the consolidated statements of operations.
Historically, breakage from Dunkin’ Donuts and Baskin-Robbins gift cards has been recorded as a reduction to general and administrative expenses, net, to offset the related gift card program costs. In accordance with the new guidance, breakage income will be reported on a gross basis in the consolidated statements of operations within advertising fees and related income, and the related gift card program costs will be included in advertising expenses.
Ice Cream Royalty Allocation
The adoption of the new guidance will require a portion of sales of ice cream products to be allocated to royalty income as consideration for the use of the franchise license. As such, a portion of sales of ice cream and other products will be reclassified to franchise fees and royalty income in the consolidated statements of operations under the new guidance. This allocation will have no impact on the timing of recognition of the related sales of ice cream products or royalty income.
Other Revenue Transactions
The adoption of the new guidance will require certain fees generated by licensing of our brand names and other intellectual property to be recognized over the term of the related agreement, including a one-time upfront license fee recognized in connection with the Dunkin’ K-Cup® pod licensing agreement in fiscal year 2015. Additionally, gains associated with the refranchise, sale, or transfer of restaurants that were not company-operated to new or existing franchisees will be recognized over the term of the related agreement under the new guidance, instead of upon closing of the sale transaction or transfer.

Impacts to Prior Period Information
As noted, the Company will adopt this new guidance in fiscal year 2018 using the full retrospective transition method, which will result in restating fiscal years 2016 and 2017 in the year of adoption. Upon adoption, the new guidance for revenue recognition is expected to impact the Company's reported results as follows:

Consolidated Statements of Operations
Fiscal Year 2017
(In thousands, except per share data)
		Adjustments for new revenue recognition guidance
	As reported	Franchise fees	Advertising	Ice cream royalty allocation	Other revenue transactions	Restated

Revenues:
Franchise fees and royalty income	$592,689	(51,754)	—	14,271	—	555,206
Advertising fees and related income	—	—	470,984	—	—	470,984
Rental income	104,643	—	—	—	—	104,643
Sales of ice cream and other products	110,659	—	—	(14,271)	—	96,388
Other revenues	52,510	(5,838)	—	—	1,658	48,330
Total revenues	860,501	(57,592)	470,984	—	1,658	1,275,551
Operating costs and expenses:
Occupancy expenses—franchised restaurants	60,301	—	—	—	—	60,301
Cost of ice cream and other products	77,012	—	—	—	—	77,012
Advertising expenses	—	—	476,157	—	—	476,157
General and administrative expenses, net	248,975	—	(5,147)	—	—	243,828
Depreciation	20,084	—	—	—	—	20,084
Amortization of other intangible assets	21,335	—	—	—	—	21,335
Long-lived asset impairment charges	1,617	—	—	—	—	1,617
Total operating costs and expenses	429,324	—	471,010	—	—	900,334
Net income of equity method investments	15,198	—	—	—	—	15,198
Other operating income, net	627	—	—	—	—	627
Operating income	447,002	(57,592)	(26)	—	1,658	391,042
Other income (expense), net:
Interest income	3,313	—	—	—	—	3,313
Interest expense	(104,423)	—	—	—	—	(104,423)
Loss on debt extinguishment and refinancing transactions	(6,996)	—	—	—	—	(6,996)
Other gains, net	391	—	—	—	—	391
Total other expense, net	(107,715)	—	—	—	—	(107,715)
Income before income taxes(a)	339,287	(57,592)	(26)	—	1,658	283,327
Provision (benefit) for income taxes	(11,622)	18,656	—	—	5,084	12,118
Net income	$350,909	(76,248)	(26)	—	(3,426)	271,209

Earnings per share—basic	$3.86					2.99
Earnings per share—diluted	3.80					2.94
(a) Adjustments for "Franchise fees" and "Other revenue transactions" include tax expense of $42.2 million and $4.3 million, respectively, related to the enactment of the Tax Cuts and Jobs Act, consisting of the re-measurement of the related deferred tax balances using the lower enacted corporate tax rate.

Consolidated Statements of Operations
Fiscal Year 2016
(In thousands, except per share data)
		Adjustments for new revenue recognition guidance
	As reported	Franchise fees	Advertising	Ice cream royalty allocation	Other revenue transactions	Restated

Revenues:
Franchise fees and royalty income	$549,571	(27,490)	—	14,315	—	536,396
Advertising fees and related income	—	—	453,553	—	—	453,553
Rental income	101,020	—	—	—	—	101,020
Sales of ice cream and other products	114,857	—	—	(14,315)	—	100,542
Sales at company-operated restaurants	11,975	—	—	—	—	11,975
Other revenues	51,466	(5,072)	—	—	(1,525)	44,869
Total revenues	828,889	(32,562)	453,553	—	(1,525)	1,248,355
Operating costs and expenses:
Occupancy expenses—franchised restaurants	57,409	—	—	—	—	57,409
Cost of ice cream and other products	77,608	—	—	—	—	77,608
Company-operated restaurant expenses	13,591	—	—	—	—	13,591
Advertising expenses	—	—	458,568	—	—	458,568
General and administrative expenses, net	246,814	—	(4,990)	—	—	241,824
Depreciation	20,458	—	—	—	—	20,458
Amortization of other intangible assets	22,079	—	—	—	—	22,079
Long-lived asset impairment charges	149	—	—	—	—	149
Total operating costs and expenses	438,108	—	453,578	—	—	891,686
Net income of equity method investments	14,552	—	—	—	—	14,552
Other operating income, net	9,381	—	—	—	—	9,381
Operating income	414,714	(32,562)	(25)	—	(1,525)	380,602
Other income (expense), net:
Interest income	582	—	—	—	—	582
Interest expense	(100,852)	—	—	—	—	(100,852)
Other losses, net	(1,195)	—	—	—	—	(1,195)
Total other expense, net	(101,465)	—	—	—	—	(101,465)
Income before income taxes	313,249	(32,562)	(25)	—	(1,525)	279,137
Provision (benefit) for income taxes	117,673	(13,205)	—	—	(620)	103,848
Net income	$195,576	(19,357)	(25)	—	(905)	175,289

Earnings per share—basic	$2.14					1.91
Earnings per share—diluted	2.11					1.89

Consolidated Balance Sheets
December 30, 2017
(In thousands)
		Adjustments for new revenue recognition guidance
	As reported	Franchise fees	Advertising	Other revenue transactions	Restated

Assets
Current assets:
Cash and cash equivalents	$1,018,317	—	—	—	1,018,317
Restricted cash	94,047	—	—	—	94,047
Accounts receivables, net	51,442	—	18,075	—	69,517
Notes and other receivables, net	51,082	—	1,250	—	52,332
Restricted assets of advertising funds	47,373	—	(47,373)	—	—
Prepaid income taxes	21,879	—	48	—	21,927
Prepaid expenses and other current assets	32,695	—	15,498	—	48,193
Total current assets	1,316,835	—	(12,502)	—	1,304,333
Property and equipment, net	169,005	—	12,537	—	181,542
Equity method investments	140,615	—	—	—	140,615
Goodwill	888,308	—	—	—	888,308
Other intangibles assets, net	1,357,157	—	—	—	1,357,157
Other assets	65,464	—	14	—	65,478
Total assets	$3,937,384	—	49	—	3,937,433
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$31,500	—	—	—	31,500
Capital lease obligations	596	—	—	—	596
Accounts payable	16,307	—	37,110	—	53,417
Liabilities of advertising funds	58,014	—	(58,014)	—	—
Deferred income	39,395	1,502	(550)	4,529	44,876
Other current liabilities	326,078	—	29,032	—	355,110
Total current liabilities	471,890	1,502	7,578	4,529	485,499
Long-term debt, net	3,035,857	—	—	—	3,035,857
Capital lease obligations	7,180	—	—	—	7,180
Unfavorable operating leases acquired	9,780	—	—	—	9,780
Deferred income	11,158	328,183	(7,518)	29,635	361,458
Deferred income taxes, net	315,249	(91,488)	—	(9,416)	214,345
Other long-term liabilities	77,823	—	30	—	77,853
Total long-term liabilities	3,457,047	236,695	(7,488)	20,219	3,706,473
Stockholders’ equity (deficit)
Preferred stock	—	—	—	—	—
Common stock	90	—	—	—	90
Additional paid-in-capital	724,114	—	—	—	724,114
Treasury stock, at cost	(1,060)	—	—	—	(1,060)
Accumulated deficit	(705,007)	(238,197)	(196)	(24,748)	(968,148)
Accumulated other comprehensive loss	(9,690)	—	155	—	(9,535)
Stockholders’ equity (deficit)	8,447	(238,197)	(41)	(24,748)	(254,539)
Total liabilities and stockholders’ equity (deficit)	$3,937,384	—	49	—	3,937,433

Consolidated Balance Sheets
December 31, 2016
(In thousands)
		Adjustments for new revenue recognition guidance
	As reported	Franchise fees	Advertising	Other revenue transactions	Restated

Assets
Current assets:
Cash and cash equivalents	$361,425	—	—	—	361,425
Restricted cash	69,746	—	—	—	69,746
Accounts receivables, net	44,512	—	17,741	—	62,253
Notes and other receivables, net	40,672	—	592	—	41,264
Restricted assets of advertising funds	40,338	—	(40,338)	—	—
Prepaid income taxes	20,926	—	36	—	20,962
Prepaid expenses and other current assets	28,739	—	12,823	—	41,562
Total current assets	606,358	—	(9,146)	—	597,212
Property and equipment, net	176,662	—	9,153	—	185,815
Equity method investments	114,738	—	—	—	114,738
Goodwill	888,272	—	—	—	888,272
Other intangibles assets, net	1,378,720	—	—	—	1,378,720
Other assets	62,632	—	30	—	62,662
Total assets	$3,227,382	—	37	—	3,227,419
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$25,000	—	—	—	25,000
Capital lease obligations	589	—	—	—	589
Accounts payable	12,682	—	34,806	—	47,488
Liabilities of advertising funds	52,271	—	(52,271)	—	—
Deferred income	35,393	2,699	(591)	4,812	42,313
Other current liabilities	298,266	—	26,293	—	324,559
Total current liabilities	424,201	2,699	8,237	4,812	439,949
Long-term debt, net	2,401,998	—	—	—	2,401,998
Capital lease obligations	7,550	—	—	—	7,550
Unfavorable operating leases acquired	11,378	—	—	—	11,378
Deferred income	12,154	269,394	(8,186)	31,010	304,372
Deferred income taxes, net	461,810	(110,144)	—	(14,500)	337,166
Other long-term liabilities	71,549	—	45	—	71,594
Total long-term liabilities	2,966,439	159,250	(8,141)	16,510	3,134,058
Stockholders’ deficit:
Preferred stock	—	—	—	—	—
Common stock	91	—	—	—	91
Additional paid-in-capital	807,492	—	—	—	807,492
Treasury stock, at cost	(1,060)	—	—	—	(1,060)
Accumulated deficit	(945,797)	(161,949)	(170)	(21,322)	(1,129,238)
Accumulated other comprehensive loss	(23,984)	—	111	—	(23,873)
Stockholders’ deficit	(163,258)	(161,949)	(59)	(21,322)	(346,588)
Total liabilities and stockholders’ deficit	$3,227,382	—	37	—	3,227,419

Select Cash Flow Information
(In thousands)

	Fiscal year ended December 30, 2017
	As reported	Adjustments for new revenue recognition guidance(a)	Restated

Net cash provided by operating activities	$276,908	6,449	283,357
Net cash used in investing activities	(13,854)	(6,449)	(20,303)
Net cash provided by financing activities	418,641	—	418,641
Increase in cash, cash equivalents, and restricted cash	682,267	—	682,267

	Fiscal year ended December 31, 2016
	As reported	Adjustments for new revenue recognition guidance(a)	Restated

Net cash provided by operating activities	$276,827	5,652	282,479
Net cash provided by (used in) investing activities	1,343	(5,652)	(4,309)
Net cash used in financing activities	(179,178)	—	(179,178)
Increase in cash, cash equivalents, and restricted cash	98,717	—	98,717
(a) Adjustment results from full consolidation of the advertising funds, and reflects the investing activities, consisting solely of additions to property and equipment, of such funds.

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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 30, 2017, such disclosure controls and procedures were effective.
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

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2017 based on the framework and criteria established in Internal Control–Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 30, 2017.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of December 30, 2017, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Dunkin’ Brands Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dunkin’ Brands Group, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 30, 2017, and the related notes (collectively, the "consolidated financial statements"), and our report dated February 26, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Boston, Massachusetts
February 26, 2018

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 26, 2018.

Nigel Travis, age 68, has served as Chief Executive Officer of Dunkin’ Brands since January 2009 and assumed the additional role of Chairman of the Board in May 2013. From 2005 through 2008, Mr. Travis served as President and Chief Executive Officer, and on the board of directors of Papa John’s International, Inc., a publicly-traded international pizza chain. Prior to Papa John’s, Mr. Travis was with Blockbuster, Inc. from 1994 to 2004, where he served in increasing roles of responsibility, including President and Chief Operating Officer. Mr. Travis previously held numerous senior positions at Burger King Corporation. Mr. Travis currently serves as a Director of Office Depot, Inc. and formerly served on the board of Lorillard, Inc.

Jack Clare, age 47, was appointed Chief Information and Strategy Officer in March 2015. Mr. Clare joined Dunkin’ Brands in July 2012, and prior to his current position, he served as Chief Information Officer. Prior to joining Dunkin’ Brands, Mr. Clare served as Vice President, IT and Chief Information Officer for Yum! Restaurants International, where he had responsibility for the IT strategy for more than 14,000 restaurants in over 120 countries, primarily for the KFC, Pizza Hut and Taco Bell brands. Before Yum!, Mr. Clare spent seven years with Constellation Brands, most recently as their Vice President, Technical Services. He also spent three years with Sapient Corporation in various IT management roles and 7 years on active duty as an officer in the U.S. Air Force.

Richard Emmett, age 62, was named Chief Legal and Human Resources Officer in January 2014, and prior to that, served as Senior Vice President and General Counsel since joining Dunkin' Brands in December 2009. Mr. Emmett joined Dunkin’ Brands from QCE HOLDING LLC (Quiznos) where he served as Executive Vice President, Chief Legal Officer and Secretary. Prior to Quiznos, Mr. Emmett served in various roles including as Senior Vice President, General Counsel and Secretary for Papa John’s International. Mr. Emmett currently serves on the board of directors of Francesca’s Holdings Corporation, is a member of Francesca’s audit committee, and serves as Chair of that company’s compensation committee. In addition, Mr. Emmett serves on the board of directors of the International Franchise Association.

David Hoffmann, age 50, joined Dunkin’ Brands in October 2016 as President, Dunkin’ Donuts U.S. and Canada. Prior to joining Dunkin’ Brands, Mr. Hoffmann served as President, High Growth Markets, for McDonald’s Corporation. Mr. Hoffmann served as an executive for McDonald’s Corporation for 19 years in increasing areas of responsibility, including Senior Vice President and Restaurant Support Officer for APMEA, Vice President of Strategy, Insights and Development for APMEA and of Executive Vice President of McDonald’s Japan.

Katherine Jaspon, age 41, was named Chief Financial Officer on June 5, 2017 after serving in that position on an interim basis since April 7, 2017. Ms. Jaspon joined the Company in December 2005 as Assistant Controller, and has served as Vice President, Finance and Treasury since September 2014. Prior to that, she served as Vice President, Accounting, and Controller since 2010 and assumed the responsibilities of Corporate Treasurer in December 2011. She previously served as an audit senior manager at KPMG LLP and is a licensed certified public accountant.

Jason Maceda, age 49, was named Senior Vice President, Baskin-Robbins U.S. and Canada in July 2017. A twenty year employee of Dunkin’ Brands, Mr. Maceda most recently served as the Company’s Vice President of U.S. Financial Planning and Corporate Real Estate. Mr. Maceda has held several leadership positions in the Dunkin’ Brands Finance Department. Prior to Dunkin’ Brands, he held a supervisory position in the finance department of Davol Inc., a subsidiary of C.R. Bard Inc., a multi-national manufacturer of healthcare products. He began his career in public accounting with Ernst & Young.

Bill Mitchell, age 53, joined Dunkin’ Brands in August 2010, and currently serves as President, Dunkin' Brands International. Prior to his current appointment, Mr. Mitchell served as President, Baskin-Robbins U.S. and Canada, and Dunkin' Donuts and Baskin-Robbins China, Japan and South Korea. Mr. Mitchell joined Dunkin’ Brands from Papa John’s International, where he had served in a variety of roles since 2000, including President of Global Operations, President of Domestic Operations, Operations VP, Division VP and Senior VP of Domestic Operations. Prior to Papa John’s, Mr. Mitchell was with Popeyes, a division of AFC Enterprises where he served in various capacities including Senior Director of Franchise Operations. As previously announced, Mr. Mitchell intends to resign from the Company, effective March 16, 2018.

Scott Murphy, age 45, was named Chief Operating Officer, Dunkin' Donuts U.S. in January 2018. Prior to his current appointment, Mr. Murphy served as Senior Vice President, Operations, Dunkin' Donuts U.S. and Canada. Mr. Murphy joined Dunkin’ Brands in 2004 and previously served as Senior Vice President and Chief Supply Officer. Mr. Murphy’s prior experience includes 10 years of global management consulting with A.T. Kearney. Mr. Murphy has served on the board of directors of the National Coffee Association of America, the International Food Service Manufacturers Association and the National DCP, LLC.

Karen Raskopf, age 63, joined Dunkin’ Brands in 2009 and currently serves as Senior Vice President and Chief Communications Officer. Prior to joining Dunkin’ Brands, she spent 12 years as Senior Vice President, Corporate Communications for Blockbuster, Inc. She also served as head of communications for 7-Eleven, Inc. Ms. Raskopf is Co-Chair of the Board of Directors of the The Joy in Childhood Foundation.

Tony Weisman, age 57, was appointed Senior Vice President, Chief Marketing Officer, Dunkin’ Donuts U.S. in September 2017. Since 2007, Mr. Weisman has held senior management positions at DigitasLBi, where he most recently served as the Chief Executive Officer of North America and was a member of the Digitals Global Executive Board. Prior to DigitasLBi, Weisman served as Chief Marketing Officer at Draft Worldwide. He also spent 19 years at Leo Burnett in various management and other related positions leading global consumer accounts. Mr. Weisman serves on the board of directors of Cardlytics, Inc.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 30, 2017 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

3.1
Form of Second Restated Certificate of Incorporation of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

3.2
Form of Second Amended and Restated Bylaws of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

4.2
Specimen Common Stock certificate of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.1*
Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.) Amended and Restated 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.2*
Form of Option Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.3*
Form of Restricted Stock Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.4*
Dunkin’ Brands Group, Inc. Amended & Restated 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.5*
Form of Amended Option Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 20, 2014)

10.6*
Form of Amended Restricted Stock Unit Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.7*
Dunkin’ Brands Group, Inc. 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204454, filed with the SEC on May 26, 2015)

10.8*
Form of Non-Statutory Stock Option Agreement under the 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2017)

10.9*
Form of Restricted Stock Unit Agreement under the 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2017)

10.10*
Form of Performance Stock Unit Agreement under the the 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2017)

10.11*
Dunkin’ Brands Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204456, filed with the SEC on May 26, 2015)

10.12*
Dunkin’ Brands Group, Inc. Annual Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed the with SEC on August 6, 2014)

10.13*
Amended and Restated Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 19, 2015)

10.14*
First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.15*
Amendment No. 1 to First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on December 3, 2012)

10.16*
Amendment No. 2 to First Amended and Restated Executive Employment Agreement between Dunkin’ Brands, Inc., Dunkin’ Brands Group, Inc. and Nigel Travis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on March 5, 2014)

10.17*
Offer Letter to David Hoffmann dated September 19, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 2, 2016)

10.18*	Offer Letter to Katherine Jaspon dated May 26, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on August 7, 2017)

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

10.22*
Restricted Stock Award Agreement of Nigel Travis, dated February 28, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on March 5, 2014)

10.23
Form of Non-Competition/Non-Solicitation/Confidentiality Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.24
Form of Base Indenture dated January 26, 2015 between DB Master Finance LLC, as Master Issuer, and Citibank, N.A., as Trustee and Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.25
First Supplement to the Base Indenture dated October 23, 2017 between DB Master Finance LLC, as Master Issuer, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on October 24, 2017).

10.26
Form of Series 2015-1 Supplement to Base Indenture dated January 26, 2015 between DB Master Finance LLC, as Master Issuer of the Series 2015-1 fixed rate senior secured notes, Class A-2, and Series 2015-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2015-1 Securities Intermediary (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.27
Series 2017-1 Supplement to Base Indenture dated October 23, 2017 between DB Master Finance LLC, as Master Issuer of the Series 2017-1 fixed rate senior secured notes, Class A-2, and Series 2017-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2017-1 Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on October 24, 2017).

10.28
Form of Guarantee and Collateral Agreement dated January 26, 2015 among DB Master Finance Parent LLC, DB Franchising Holding Company LLC, DB Mexican Franchising LLC, DD IP Holder LLC, BR IP Holder, BR UK Franchising LLC, Dunkin’ Donuts Franchising LLC, Baskin-Robbins Franchising LLC, DB Real Estate Assets I LLC, DB Real Estate Assets II LLC, each as a Guarantor, in favor of Citibank, N.A., as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.29
Form of Management Agreement dated January 26, 2015 among DB Master Finance, DB Master Finance Parent LLC, certain subsidiaries of DB Master Finance LLC party thereto, Dunkin’ Brands, Inc., as manager, DB AdFund Administrator LLC, Dunkin’ Brands (UK) Limited, as Sub-Managers, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on January 26, 2015)

10.30
Management Agreement Amendment dated October 23, 2017 among DB Master Finance, DB Master Finance Parent LLC, certain subsidiaries of DB Master Finance LLC party thereto, Dunkin’ Brands, Inc., as manager, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on October 24, 2017).

10.31	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 7, 2011)

10.32
Lease between 130 Royall, LLC and Dunkin’ Brands, Inc., dated as of December 20, 2013 (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 20, 2014)

10.33	Form of Baskin-Robbins Franchise Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.34	Form of Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.35
Form of Combined Baskin-Robbins and Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.36	Form of Dunkin’ Donuts Store Development Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.37	Form of Baskin-Robbins Store Development Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.38*
Form of Restricted Stock Unit Award Agreement for David Hoffmann (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 2, 2016)

10.39*
Form of Performance Stock Unit Award Agreement for David Hoffmann (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 2, 2016)

10.40*	Separation Agreement between the Company and William Mitchell, dated November 20, 2017

10.41*
Dunkin' Brands Group, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 8, 2017)

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017, formatted in Extensible Business Reporting Language, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2018

DUNKIN’ BRANDS GROUP, INC.

By:	/s/ Nigel Travis
Name:	Nigel Travis
Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nigel Travis	Chairman and Chief Executive Officer (Principal Executive Officer)	February 26, 2018
Nigel Travis

/s/ Katherine Jaspon	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2018
Katherine Jaspon

/s/ Raul Alvarez	Director	February 26, 2018
Raul Alvarez

/s/ Irene Chang Britt	Director	February 26, 2018
Irene Chang Britt

/s/ Anthony DiNovi	Director	February 26, 2018
Anthony DiNovi

/s/ Michael Hines	Director	February 26, 2018
Michael Hines

/s/ Sandra Horbach	Director	February 26, 2018
Sandra Horbach

/s/ Mark Nunnelly	Director	February 26, 2018
Mark Nunnelly

/s/ Carl Sparks	Director	February 26, 2018
Carl Sparks

/s/ Linda Boff	Director	February 26, 2018
Linda Boff

/s/ Roland Smith	Director	February 26, 2018
Roland Smith