Form 10-Q
period 2018-03-31
DUNKIN' BRANDS GROUP, INC.
filed 2018-05-09
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of May 4, 2018, 82,967,712 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 31, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$338,461	1,018,317
Restricted cash	82,605	94,047
Accounts receivable, net of allowance for doubtful accounts of $4,306 and $4,390 as of March 31, 2018 and December 30, 2017, respectively	73,927	69,517
Notes and other receivables, net of allowance for doubtful accounts of $721 and $600 as of March 31, 2018 and December 30, 2017, respectively	32,409	52,332
Prepaid income taxes	28,907	21,927
Prepaid expenses and other current assets	59,533	48,193
Total current assets	615,842	1,304,333
Property, equipment, and software, net of accumulated depreciation of $146,346 and $143,319 as of March 31, 2018 and December 30, 2017, respectively	180,959	181,542
Equity method investments	140,944	140,615
Goodwill	888,293	888,308
Other intangible assets, net of accumulated amortization of $254,367 and $250,142 as of March 31, 2018 and December 30, 2017, respectively	1,351,272	1,357,157
Other assets	66,798	65,478
Total assets	$3,244,108	3,937,433
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$31,500	31,500
Capital lease obligations	613	596
Accounts payable	60,851	53,417
Deferred revenue	43,935	44,876
Other current liabilities	272,391	355,110
Total current liabilities	409,290	485,499
Long-term debt, net	3,029,232	3,035,857
Capital lease obligations	7,016	7,180
Unfavorable operating leases acquired	9,402	9,780
Deferred revenue	362,125	361,458
Deferred income taxes, net	210,090	214,345
Other long-term liabilities	77,234	77,853
Total long-term liabilities	3,695,099	3,706,473
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 82,747,841 shares issued and 82,721,064 shares outstanding as of March 31, 2018; 90,404,022 shares issued and 90,377,245 shares outstanding as of December 30, 2017	83	90
Additional paid-in capital	522,052	724,114
Treasury stock, at cost; 26,777 shares as of March 31, 2018 and December 30, 2017	(1,060)	(1,060)
Accumulated deficit	(1,373,996)	(968,148)
Accumulated other comprehensive loss	(7,360)	(9,535)
Total stockholders’ deficit	(860,281)	(254,539)
Total liabilities and stockholders’ deficit	$3,244,108	3,937,433

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2018	April 1, 2017
Revenues:
Franchise fees and royalty income	$132,507	127,715
Advertising fees and related income	111,007	110,203
Rental income	24,478	24,422
Sales of ice cream and other products	21,777	22,506
Other revenues	11,573	11,512
Total revenues	301,342	296,358
Operating costs and expenses:
Occupancy expenses—franchised restaurants	13,980	14,138
Cost of ice cream and other products	16,864	16,922
Advertising expenses	111,972	111,072
General and administrative expenses, net	59,824	60,369
Depreciation	5,033	5,084
Amortization of other intangible assets	5,375	5,327
Long-lived asset impairment charges	501	47
Total operating costs and expenses	213,549	212,959
Net income of equity method investments	2,033	2,819
Other operating income, net	5	555
Operating income	89,831	86,773
Other income (expense), net:
Interest income	1,642	321
Interest expense	(32,477)	(24,871)
Other income (losses), net	(327)	187
Total other expense, net	(31,162)	(24,363)
Income before income taxes	58,669	62,410
Provision for income taxes	8,517	18,117
Net income	$50,152	44,293
Earnings per share:
Common—basic	$0.58	0.48
Common—diluted	0.57	0.48
Cash dividends declared per common share	0.35	0.32
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2018	April 1, 2017
Net income	$50,152	44,293
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense of $20 and $537 for the three months ended March 31, 2018 and April 1, 2017, respectively	1,547	8,740
Effect of interest rate swaps, net of deferred tax benefit of $217 for the three months ended April 1, 2017	—	(318)
Other, net	628	654
Total other comprehensive income, net	2,175	9,076
Comprehensive income	$52,327	53,369
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2018	April 1, 2017
Cash flows from operating activities:
Net income	$50,152	44,293
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,408	10,411
Amortization of debt issuance costs	1,249	1,610
Deferred income taxes	(4,251)	(5,930)
Provision for bad debt	358	200
Share-based compensation expense	3,204	3,494
Net income of equity method investments	(2,033)	(2,819)
Dividends received from equity method investments	3,947	3,950
Other, net	1,230	(30)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	15,531	13,309
Prepaid income taxes, net	(6,962)	1,332
Prepaid expenses and other current assets	(11,352)	(22,139)
Accounts payable	7,891	9,474
Other current liabilities	(82,685)	(70,903)
Deferred revenue	(477)	4,619
Other, net	(2,413)	629
Net cash used in operating activities	(16,203)	(8,500)
Cash flows from investing activities:
Additions to property, equipment, and software	(5,803)	(3,581)
Other, net	—	(98)
Net cash used in investing activities	(5,803)	(3,679)
Cash flows from financing activities:
Repayment of long-term debt	(7,875)	(6,250)
Dividends paid on common stock	(28,639)	(29,621)
Accelerated share repurchases of common stock	(650,368)	—
Exercise of stock options	18,175	14,807
Other, net	(731)	(645)
Net cash used in financing activities	(669,438)	(21,709)
Effect of exchange rates on cash, cash equivalents, and restricted cash	64	219
Decrease in cash, cash equivalents, and restricted cash	(691,380)	(33,669)
Cash, cash equivalents, and restricted cash, beginning of period	1,114,099	431,832
Cash, cash equivalents, and restricted cash, end of period	$422,719	398,163
Supplemental cash flow information:
Cash paid for income taxes	$19,929	22,934
Cash paid for interest	34,917	23,405
Noncash investing activities:
Property, equipment, and software included in accounts payable and other current liabilities	2,133	1,131
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
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of March 31, 2018 and the consolidated statements of operations, comprehensive income, and cash flows for the three months ended March 31, 2018 and April 1, 2017 are unaudited.
The accompanying unaudited consolidated financial statements include the accounts of DBGI and its consolidated subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with U.S. GAAP have been recorded. Such adjustments consisted only of normal recurring items. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 30, 2017, included in the Company’s Annual Report on Form 10-K.
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three-month periods ended March 31, 2018 and April 1, 2017 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018.
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

Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of March 31, 2018 and December 30, 2017 were as follows (in thousands):

	March 31, 2018	December 30, 2017
Cash and cash equivalents	$338,461	1,018,317
Restricted cash	82,605	94,047
Restricted cash, included in Other assets	1,653	1,735
Total cash, cash equivalents, and restricted cash	$422,719	1,114,099
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
Financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 30, 2017 are summarized as follows (in thousands):

	March 31, 2018		December 30, 2017
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$10,807	10,807	10,836	10,836
Total assets	$10,807	10,807	10,836	10,836
Liabilities:
Deferred compensation liabilities	$13,644	13,644	13,543	13,543
Total liabilities	$13,644	13,644	13,543	13,543
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
The carrying value and estimated fair value of long-term debt as of March 31, 2018 and December 30, 2017 were as follows (in thousands):

	March 31, 2018		December 30, 2017
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$3,060,732	3,104,801	3,067,357	3,156,099
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, the fair value of our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, advertising fees, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of March 31, 2018 and December 30, 2017, one master licensee, including its majority-owned subsidiaries, accounted for approximately 14% and 11%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for either of the three month periods ended March 31, 2018 or April 1, 2017.
(f) Advertising expenses
Advertising expenses in the consolidated statements of operations includes advertising expenses incurred by the Company, including those expenses incurred by the advertising funds. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Costs of print advertising and certain promotion-related items are deferred and expensed the first time the advertising is displayed. Prepaid expenses and other current assets in the consolidated balance sheets include $19.9 million and $15.5 million at March 31, 2018 and December 30, 2017, respectively, that was related to advertising. Advertising expenses are allocated to interim periods in relation to the related revenues. When revenues of the advertising fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues.
(g) Recent accounting pronouncements
Recently adopted accounting pronouncements
In February 2018, the Financial Accounting Standards Board (the “FASB”) issued new guidance allowing companies the option to reclassify from accumulated other comprehensive loss to accumulated deficit the stranded income tax effects resulting from the Tax Cuts and Jobs Act that was enacted on December 22, 2017. The Company early adopted this standard during the first quarter of fiscal year 2018 and has elected to present the change in the period of adoption. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued new guidance for revenue recognition related to contracts with customers (“ASC 606”), except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. We adopted this new guidance in fiscal year 2018. See note 3 for further disclosure of the impact of the new guidance.
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
(3) Revenue recognition
(a) Updated revenue recognition policies
Franchise fees and royalty income
Domestically, the Company sells individual franchises as well as territory agreements in the form of store development agreements (“SDAs”) that grant the right to develop restaurants in designated areas. The franchise agreements and SDAs typically require the franchisee to pay initial nonrefundable franchise fees prior to opening the respective restaurants and continuing fees, or royalty income, on a weekly basis based upon a percentage of franchisee gross sales. The initial term of domestic franchise agreements is typically 20 years. Prior to the end of the franchise term or as otherwise provided by the Company, a franchisee may elect to renew the term of a franchise agreement, and, if approved, will typically pay a renewal fee upon execution of the renewal term. If approved, a franchisee may transfer a franchise agreement or SDA to a new or existing franchisee, at which point a transfer fee is paid. Occasionally, the Company offers incentive programs to franchisees in conjunction with a franchise/license agreement, territory agreement, or renewal agreement.

Internationally, the Company sells master franchise agreements that grant the master franchisee the right to develop and operate, and in some instances sub-franchise, a certain number of restaurants within a particular geographic area. The master franchisee is typically required to pay an upfront market entry fee upon entering into the master franchise agreement and an upfront initial franchise fee for each developed restaurant prior to each respective opening. For the Dunkin’ Donuts brand and in certain Baskin-Robbins international markets, the master franchisee will also pay continuing fees, or royalty income, generally on a monthly basis based upon a percentage of sales. Generally, the master franchise agreement serves as the franchise agreement for the underlying restaurants, and the initial franchise term provided for each restaurant typically ranges between 10 and 20 years.
Generally, the franchise license granted for each individual restaurant within an arrangement represents a single performance obligation. Therefore, initial franchise fees and market entry fees for each arrangement are allocated to each individual restaurant and recognized over the term of the respective franchise agreement from the date of the restaurant opening. Royalty income is also recognized over the term of the respective franchise agreement based on the royalties earned each period as the underlying sales occur. Renewal fees are generally recognized over the renewal term for the respective restaurant from the start of the renewal period. Transfer fees are recognized over the remaining term of the franchise agreement beginning at the time of transfer. Additionally, for Baskin-Robbins international markets that do not pay a royalty, a portion of the consideration from sales of ice cream and other products is allocated to royalty income as consideration for the use of the franchise license, which is recognized when the related sales occur and is estimated based on royalty rates in effect for markets where the franchise license is sold on a standalone basis. Fees received or receivable that are expected to be recognized as revenue within one year are classified as current deferred revenue in the consolidated balance sheets.
Advertising fees and related income
Domestically and in limited international markets, franchise agreements typically require the franchisee to pay continuing advertising fees on a weekly basis based on a percentage of franchisee gross sales, which are recognized over the term of the respective franchise agreement based on the fees earned each period as the underlying sales occur.
The Company and its franchisees sell gift cards that are redeemable for products in our Dunkin’ Donuts and Baskin-Robbins restaurants. The Company manages the gift card program, and therefore collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their restaurants. A liability for unredeemed gift cards, as well as historical gift certificates sold, is included in other current liabilities in the consolidated balance sheets.
There are no expiration dates or service fees charged on the gift cards. While the franchisees continue to honor all gift cards presented for payment, the likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity. In these circumstances, the Company may recognize revenue from unredeemed gift cards (“breakage revenue”) if they are not subject to unclaimed property laws. For Dunkin’ Donuts gift cards enrolled in the DD Perks® Rewards loyalty program and other cards with expected similar redemption behavior, breakage is estimated and recognized at the point in time when the likelihood of redemption of any remaining card balance becomes remote, generally after a period of sufficient inactivity. Breakage on all other Dunkin’ Donuts gift cards and all Baskin-Robbins gift cards is estimated and recognized over time in proportion to actual gift card redemptions, based on historical redemption rates.
Rental income
Rental income for base rentals is recorded on a straight-line basis over the lease term, including the amortization of any tenant improvement dollars paid. The differences between the straight-line rent amounts and amounts receivable under the leases are recorded as deferred rent assets in current or long-term assets, as appropriate. Contingent rental income is recognized as earned, and any amounts received from lessees in advance of achieving stipulated thresholds are deferred until such thresholds are actually achieved. Deferred contingent rentals are recorded as deferred revenue in current liabilities in the consolidated balance sheets.
Sales of ice cream and other products
We distribute Baskin-Robbins ice cream products and, in limited cases, Dunkin’ Donuts products to franchisees in certain international locations. Revenue from the sale of ice cream and other products is recognized when title and risk of loss transfers to the buyer, which is generally upon delivery. Payment for ice cream and other products is generally due within a relatively short period of time subsequent to delivery.
Other revenues
Other revenues include fees generated by licensing our brand names and other intellectual property, as well as gains, net of losses and transactions costs, from the sales of restaurants that were not company-operated to new or existing franchisees.

Licensing fees are recognized over the term of the expected license agreement, with sales-based license fees being recognized based on the amount earned each period as the underlying sales occur. Gains on the refranchise or sale of a restaurant are recognized over the term of the related agreement.
(b) Disaggregation of revenue
Revenues are disaggregated by timing of revenue recognition and reconciled to reportable segment revenues as follows (in thousands):

	Three months ended March 31, 2018
	Dunkin' Donuts U.S.	Baskin-Robbins U.S.	Dunkin' Donuts International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$110,833	6,409	4,938	1,543	—	123,723	3,134	126,857
Franchise fees	4,707	289	448	206	—	5,650	—	5,650
Advertising fees and related income	—	—	—	—	104,167	104,167	259	104,426
Other revenues	535	2,277	2	—	—	2,814	8,154	10,968
Total revenues recognized over time	116,075	8,975	5,388	1,749	104,167	236,354	11,547	247,901

Revenues recognized at a point in time:
Sales of ice cream and other products	—	678	—	23,972	—	24,650	(2,873)	21,777
Other revenues	245	93	(23)	47	—	362	243	605
Total revenues recognized at a point in time	245	771	(23)	24,019	—	25,012	(2,630)	22,382

Total revenues recognized under ASC 606	116,320	9,746	5,365	25,768	104,167	261,366	8,917	270,283

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	6,581	6,581
Rental income	23,591	767	—	120	—	24,478	—	24,478
Total revenues not subject to ASC 606	23,591	767	—	120	—	24,478	6,581	31,059

Total revenues	$139,911	10,513	5,365	25,888	104,167	285,844	15,498	301,342
(a) Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and gift card breakage revenue, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as "Other."

	Three months ended April 1, 2017
	Dunkin' Donuts U.S.	Baskin-Robbins U.S.	Dunkin' Donuts International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$107,175	6,684	4,412	1,431	—	119,702	2,791	122,493
Franchise fees	4,298	206	433	285	—	5,222	—	5,222
Advertising fees and related income	—	—	—	—	102,321	102,321	55	102,376
Other revenues	540	2,313	4	—	—	2,857	7,909	10,766
Total revenues recognized over time	112,013	9,203	4,849	1,716	102,321	230,102	10,755	240,857

Revenues recognized at a point in time:
Sales of ice cream and other products	—	526	—	24,404	—	24,930	(2,424)	22,506
Other revenues	503	64	(16)	46	—	597	149	746
Total revenues recognized at a point in time	503	590	(16)	24,450	—	25,527	(2,275)	23,252

Total revenues recognized under ASC 606	112,516	9,793	4,833	26,166	102,321	255,629	8,480	264,109

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	7,827	7,827
Rental income	23,524	784	—	114	—	24,422	—	24,422
Total revenues not subject to ASC 606	23,524	784	—	114	—	24,422	7,827	32,249

Total revenues	$136,040	10,577	4,833	26,280	102,321	280,051	16,307	296,358
(a) Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and gift card breakage revenue, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as "Other."

(c) Contract balances
Information about receivables and deferred revenue subject to ASC 606 is as follows (in thousands):

	March 31, 2018	December 30, 2017	Balance Sheet Classification
Receivables	$80,681	76,455	Accounts receivable, net and Notes and other receivables, net

Deferred revenue:
Current	$29,404	27,724	Deferred revenue—current
Long-term	362,125	361,458	Deferred revenue—long term
Total	$391,529	389,182
Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, sales of ice cream and other products, and licensing fees. Deferred revenue primarily represents the Company’s remaining performance obligations under its franchise and license agreements for which consideration has been received or is receivable, and is generally recognized on a straight-line basis over the remaining term of the related agreement.
The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $8.3 million of revenues recognized that were included in the deferred revenue balance as of December 30, 2017.
As of March 31, 2018 and December 30, 2017, there were no contract assets from contracts with customers.
(d) Transaction price allocated to remaining performance obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied at March 31, 2018 is as follows (in thousands):

Fiscal year:
2018(a)	$22,541
2019	23,727
2020	23,521
2021	23,295
2022	23,028
Thereafter	238,689
Total	$354,801

(a) Represents the estimate for remainder of fiscal year 2018 which excludes the three months ended March 31, 2018.
The estimated revenue in the table above does not contemplate future franchise renewals or new franchise agreements for restaurants for which a franchise agreement or SDA does not exist at March 31, 2018. Additionally, the table above excludes $64.9 million of consideration allocated to restaurants that are not yet open as of March 31, 2018. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above. Additionally, the Company has applied the transition practical expedient that allows the Company to omit the above disclosures for the fiscal year ended December 30, 2017.
(e) Change in accounting principle
In fiscal year 2018, the Company adopted new revenue recognition guidance which provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The Company adopted the guidance using the full retrospective transition method which results in restating each prior reporting period presented. The restated amounts include the application of a practical expedient that permitted the Company to reflect the aggregate effect of all modifications that occurred prior to fiscal year 2016 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations. The Company implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.

Franchise Fees
The adoption of the new guidance changed the timing of recognition of initial franchise fees, including master license and territory fees for our international business, and renewal and transfer fees. Previously, these fees were generally recognized upfront upon either opening of the respective restaurant, when a renewal agreement became effective, or upon transfer of a franchise agreement. The new guidance generally requires these fees to be recognized over the term of the related franchise license for the respective restaurant. Additionally, transfer fees were previously included within other revenues, but are now included within franchise fees and royalty income in the consolidated statements of operations. The new guidance did not materially impact the recognition of royalty income.
Advertising
The adoption of the new guidance changed the reporting of advertising fund contributions from franchisees and the related advertising fund expenditures, which were not previously included in the consolidated statements of operations. The new guidance requires these advertising fund contributions and expenditures to be reported on a gross basis in the consolidated statements of operations. The assets and liabilities held by the advertising funds, which were previously reported as restricted assets and liabilities of advertising funds, respectively, are now included within the respective balance sheet caption to which the assets and liabilities relate. Additionally, advertising costs that have been incurred by the Company outside of the advertising funds were previously included within general and administrative expenses, net, but are now included within advertising expenses in the consolidated statements of operations.
Previously, breakage from Dunkin’ Donuts and Baskin-Robbins gift cards was recorded as a reduction to general and administrative expenses, net, to offset the related gift card program costs. In accordance with the new guidance, breakage revenue is now reported on a gross basis in the consolidated statements of operations within advertising fees and related income, and the related gift card program costs are included in advertising expenses.
Ice Cream Royalty Allocation
The adoption of the new guidance requires a portion of sales of ice cream products to be allocated to royalty income as consideration for the use of the franchise license. As such, a portion of sales of ice cream and other products has been reclassified to franchise fees and royalty income in the consolidated statements of operations under the new guidance. This allocation has no impact on the timing of recognition of the related sales of ice cream products or royalty income.
Other Revenue Transactions
The adoption of the new guidance requires certain fees generated by licensing of our brand names and other intellectual property to be recognized over the term of the related agreement, including a one-time upfront license fee recognized in connection with the Dunkin’ K-Cup® pod licensing agreement in fiscal year 2015. Additionally, gains associated with the refranchise, sale, or transfer of restaurants that were not company-operated to new or existing franchisees are recognized over the term of the related agreement under the new guidance, instead of upon closing of the sale transaction or transfer.

Impacts to Prior Period Information
The new guidance for revenue recognition impacted the Company's previously reported financial statements as follows:

Consolidated Balance Sheets
December 30, 2017
(In thousands)
		Adjustments for new revenue recognition guidance
	Previously reported	Franchise fees	Advertising	Other revenue transactions	Restated

Assets
Current assets:
Cash and cash equivalents	$1,018,317	—	—	—	1,018,317
Restricted cash	94,047	—	—	—	94,047
Accounts receivables, net	51,442	—	18,075	—	69,517
Notes and other receivables, net	51,082	—	1,250	—	52,332
Restricted assets of advertising funds	47,373	—	(47,373)	—	—
Prepaid income taxes	21,879	—	48	—	21,927
Prepaid expenses and other current assets	32,695	—	15,498	—	48,193
Total current assets	1,316,835	—	(12,502)	—	1,304,333
Property and equipment, net	169,005	—	12,537	—	181,542
Equity method investments	140,615	—	—	—	140,615
Goodwill	888,308	—	—	—	888,308
Other intangibles assets, net	1,357,157	—	—	—	1,357,157
Other assets	65,464	—	14	—	65,478
Total assets	$3,937,384	—	49	—	3,937,433
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$31,500	—	—	—	31,500
Capital lease obligations	596	—	—	—	596
Accounts payable	16,307	—	37,110	—	53,417
Liabilities of advertising funds	58,014	—	(58,014)	—	—
Deferred revenue	39,395	1,502	(550)	4,529	44,876
Other current liabilities	326,078	—	29,032	—	355,110
Total current liabilities	471,890	1,502	7,578	4,529	485,499
Long-term debt, net	3,035,857	—	—	—	3,035,857
Capital lease obligations	7,180	—	—	—	7,180
Unfavorable operating leases acquired	9,780	—	—	—	9,780
Deferred revenue	11,158	328,183	(7,518)	29,635	361,458
Deferred income taxes, net	315,249	(91,488)	—	(9,416)	214,345
Other long-term liabilities	77,823	—	30	—	77,853
Total long-term liabilities	3,457,047	236,695	(7,488)	20,219	3,706,473
Stockholders’ equity (deficit)
Preferred stock	—	—	—	—	—
Common stock	90	—	—	—	90
Additional paid-in-capital	724,114	—	—	—	724,114
Treasury stock, at cost	(1,060)	—	—	—	(1,060)
Accumulated deficit	(705,007)	(238,197)	(196)	(24,748)	(968,148)
Accumulated other comprehensive loss	(9,690)	—	155	—	(9,535)
Stockholders’ equity (deficit)	8,447	(238,197)	(41)	(24,748)	(254,539)
Total liabilities and stockholders’ equity (deficit)	$3,937,384	—	49	—	3,937,433

Consolidated Statements of Operations
Three months ended April 1, 2017
(In thousands, except per share data)
		Adjustments for new revenue recognition guidance
	Previously reported	Franchise fees	Advertising	Ice cream royalty allocation	Other revenue transactions	Restated

Revenues:
Franchise fees and royalty income	$130,069	(5,145)	—	2,791	—	127,715
Advertising fees and related income	—	—	110,203	—	—	110,203
Rental income	24,422	—	—	—	—	24,422
Sales of ice cream and other products	25,297	—	—	(2,791)	—	22,506
Other revenues	10,884	(1,122)	—	—	1,750	11,512
Total revenues	190,672	(6,267)	110,203	—	1,750	296,358
Operating costs and expenses:
Occupancy expenses—franchised restaurants	14,138	—	—	—	—	14,138
Cost of ice cream and other products	16,922	—	—	—	—	16,922
Advertising expenses	—	—	111,072	—	—	111,072
General and administrative expenses, net	61,235	—	(866)	—	—	60,369
Depreciation	5,084	—	—	—	—	5,084
Amortization of other intangible assets	5,327	—	—	—	—	5,327
Long-lived asset impairment charges	47	—	—	—	—	47
Total operating costs and expenses	102,753	—	110,206	—	—	212,959
Net income of equity method investments	2,819	—	—	—	—	2,819
Other operating income, net	555	—	—	—	—	555
Operating income	91,293	(6,267)	(3)	—	1,750	86,773
Other income (expense), net:
Interest income	321	—	—	—	—	321
Interest expense	(24,871)	—	—	—	—	(24,871)
Other gains, net	187	—	—	—	—	187
Total other expense, net	(24,363)	—	—	—	—	(24,363)
Income before income taxes	66,930	(6,267)	(3)	—	1,750	62,410
Provision (benefit) for income taxes	19,463	(1,854)	—	—	508	18,117
Net income	$47,467	(4,413)	(3)	—	1,242	44,293

Earnings per share—basic	$0.52					0.48
Earnings per share—diluted	0.51					0.48

The adoption of the new revenue recognition guidance had no impact on the Company’s total cash flows. Adjustments presented in the cash flow information below result from full consolidation of the advertising funds, and reflect the investing activities, consisting solely of additions to property and equipment, of such funds.

Select Cash Flow Information
(In thousands)

	Three months ended April 1, 2017
	Previously reported	Adjustments for new revenue recognition guidance	Restated

Net cash used in operating activities	$(9,924)	1,424	(8,500)
Net cash used in investing activities	(2,255)	(1,424)	(3,679)
Net cash used in financing activities	(21,709)	—	(21,709)
Decrease in cash, cash equivalents, and restricted cash	(33,669)	—	(33,669)
(4) Debt
Debt at March 31, 2018 and December 30, 2017 consisted of the following (in thousands):

	March 31, 2018	December 30, 2017
2015 Class A-2-II Notes	$1,697,500	1,701,875
2017 Class A-2-I Notes	598,500	600,000
2017 Class A-2-II Notes	798,000	800,000
Debt issuance costs, net of amortization	(33,268)	(34,518)
Total debt	3,060,732	3,067,357
Less current portion of long-term debt	31,500	31,500
Total long-term debt	$3,029,232	3,035,857
The Company's outstanding debt consists of Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Class A-2-II Notes”), Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”), and Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) issued by DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI. In addition, the Master Issuer issued Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 (the “2017 Variable Funding Notes” and, together with the 2017 Class A-2 Notes, the “2017 Notes”), which allow for the issuance of up to $150.0 million of 2017 Variable Funding Notes and certain other credit instruments, including letters of credit.
As of March 31, 2018 and December 30, 2017, $32.4 million and $32.3 million, respectively, of letters of credit were outstanding against the 2017 Variable Funding Notes which relate primarily to interest reserves required under the base indenture and related supplemental indentures. There were no amounts drawn down on these letters of credit as of March 31, 2018 or December 30, 2017.
The 2015 Class A-2-II Notes and 2017 Notes were each issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the 2015 Class A-2-II Notes and 2017 Notes and that have pledged substantially all of their assets to secure the 2015 Class A-2-II Notes and 2017 Notes.

(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2018	December 30, 2017
Gift card/certificate liability	$169,944	228,783
Accrued payroll and benefits	18,402	30,768
Accrued interest	13,823	17,902
Accrued professional costs	5,746	5,527
Accrued advertising expenses	32,778	35,210
Franchisee profit-sharing liability	4,617	13,243
Other	27,081	23,677
Total other current liabilities	$272,391	355,110
The decrease in the gift card/certificate liability was driven by the seasonality of our gift card program. The decrease in accrued payroll and benefits was primarily due to incentive compensation payments made during the three months ended March 31, 2018 related to fiscal year 2017. The franchisee profit-sharing liability represents amounts owed to franchisees from the net profits primarily on the sale of Dunkin’ K-Cup® pods, retail packaged coffee, and ready-to-drink bottled iced coffee in certain retail outlets.
(6) Segment information
The Company is strategically aligned into two global brands, Dunkin’ Donuts and Baskin-Robbins, which are further segregated between U.S. operations and international operations. Additionally, the Company administers and directs the development of all advertising and promotional programs in the U.S. advertising funds. As such, the Company has determined that it has five reportable segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. Dunkin’ Donuts U.S., Baskin-Robbins U.S., and Dunkin’ Donuts International primarily derive their revenues through royalty income and franchise fees. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement and rental income. Dunkin’ Donuts U.S. also derives revenue through rental income. Baskin-Robbins International primarily derives its revenues from sales of ice cream products, as well as royalty income, franchise fees, and license fees. U.S. Advertising Funds primarily derive revenues through continuing advertising fees from Dunkin’ Donuts and Baskin-Robbins franchisees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, impairment of our equity method investments, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are generally consistent with those used in the consolidated financial statements.

Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenues earned through certain licensing arrangements with third parties in which our brand names are used, including the licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and sales of Dunkin' Donuts branded ready-to-drink bottled iced coffee and retail packaged coffee, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and gift card breakage revenue, all of which are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Three months ended
	March 31, 2018	April 1, 2017
Dunkin’ Donuts U.S.	$139,911	136,040
Dunkin’ Donuts International	5,365	4,833
Baskin-Robbins U.S.	10,513	10,577
Baskin-Robbins International	25,888	26,280
U.S. Advertising Funds	104,167	102,321
Total reportable segment revenues	285,844	280,051
Other	15,498	16,307
Total revenues	$301,342	296,358
Amounts included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended
	March 31, 2018	April 1, 2017
Dunkin’ Donuts U.S.	$105,063	101,694
Dunkin’ Donuts International	3,206	1,427
Baskin-Robbins U.S.	7,235	7,383
Baskin-Robbins International	7,441	8,171
U.S. Advertising Funds	—	—
Total reportable segments	122,945	118,675
Corporate and other	(27,238)	(26,528)
Interest expense, net	(30,835)	(24,550)
Amortization of other intangible assets	(5,375)	(5,327)
Long-lived asset impairment charges	(501)	(47)
Other income (losses), net	(327)	187
Income before income taxes	$58,669	62,410

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

	Net income (loss) of equity method investments
	Three months ended
	March 31, 2018	April 1, 2017
Dunkin’ Donuts International	$(444)	(90)
Baskin-Robbins International	1,727	2,026
Total reportable segments	1,283	1,936
Other	750	883
Total net income of equity method investments	$2,033	2,819
(7) Stockholders’ deficit
The changes in total stockholders’ deficit were as follows (in thousands):

Total stockholders’ deficit
Balance as of December 30, 2017	$(254,539)
Net income	50,152
Other comprehensive income, net	2,175
Dividends paid on common stock	(28,639)
Exercise of stock options	18,175
Accelerated share repurchases of common stock	(650,368)
Share-based compensation expense	3,204
Other, net	(441)
Balance as of March 31, 2018	$(860,281)
(a) Treasury stock

In February 2018, the Company entered into two accelerated share repurchase agreements (the “February 2018 ASR Agreements”) with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, the Company paid the financial institutions $650.0 million from cash on hand and received an initial delivery of 8,478,722 shares of the Company's common stock in February 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. At settlement, the financial institutions may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make cash payment to the financial institutions. Final settlement of each of the February 2018 ASR Agreements is expected to be completed in the third quarter of fiscal year 2018, although the settlement may be accelerated at each financial institution’s option.

The Company accounts for treasury stock under the cost method based on the cost of the shares on the dates of repurchase plus any direct costs incurred. During the three months ended March 31, 2018, the Company retired 8,478,722 shares of treasury stock repurchased under the February 2018 ASR Agreements. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $65.2 million and an increase in accumulated deficit of $455.1 million. Additionally, the Company recorded a decrease in additional paid-in capital of $130.0 million related to the remaining cash paid under the February 2018 ASR Agreements since the final settlement was not completed as of March 31, 2018.
(b) Equity incentive plans
During the three months ended March 31, 2018, the Company granted stock options to purchase 909,027 shares of common stock and 50,838 restricted stock units (“RSUs”) to certain employees. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $59.60 per share and have a weighted average grant-date fair value of $10.44 per share. The RSUs granted to employees vest in equal annual amounts over a three-year period subsequent to the grant date and have a weighted average grant-date fair value of $56.76 per share.
In addition, the Company granted 67,993 performance stock units (“PSUs”) to certain employees during the three months ended March 31, 2018. These PSUs are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 30,974 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 37,019 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $65.52 per share. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs have a grant-date fair value of $57.10 per share. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
Total compensation expense related to all share-based awards was $3.2 million and $3.5 million for the three months ended March 31, 2018 and April 1, 2017, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(c) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive income (loss)
Balance as of December 30, 2017	$(8,084)	(1,451)	(9,535)
Other comprehensive income, net	1,547	628	2,175
Balance as of March 31, 2018	$(6,537)	(823)	(7,360)
(d) Dividends
The Company paid a quarterly dividend of $0.3475 per share of common stock on March 21, 2018, totaling approximately $28.6 million. On April 26, 2018, the Company announced that its board of directors approved the next quarterly dividend of $0.3475 per share of common stock payable June 6, 2018 to shareholders of record as of the close of business on May 29, 2018.
(8) Earnings per share
The computation of basic and diluted earnings per common share is as follows (in thousands, except for share and per share data):

	Three months ended
	March 31, 2018	April 1, 2017
Net income—basic and diluted	$50,152	44,293
Weighted average number of common shares:
Common—basic	86,451,167	91,656,559
Common—diluted	87,877,254	93,120,231
Earnings per common share:
Common—basic	$0.58	0.48
Common—diluted	0.57	0.48
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,426,087 and 1,463,672 equity awards for the three months ended March 31, 2018 and April 1, 2017, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of March 31, 2018 and April 1, 2017, there were 258,019 and 150,000 shares, respectively, related to equity awards that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 1,883,298 and 2,135,477 shares related to equity awards for the three months ended March 31, 2018 and April 1, 2017, respectively, as they would be antidilutive.
(9) Commitments and contingencies
(a) Supply chain guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of March 31, 2018 and December 30, 2017, the Company was contingently liable under such supply chain agreements for approximately $129.9 million and $116.7 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of March 31, 2018 and December 30, 2017.
(b) Letters of credit
As of March 31, 2018 and December 30, 2017, the Company had standby letters of credit outstanding for a total of $32.4 million and $32.3 million, respectively. There were no amounts drawn down on these letters of credit.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of March 31, 2018 and December 30, 2017, $1.6 million and $3.6 million, respectively, was included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses which may be incurred in connection with all outstanding litigation.
(10) Related-party transactions
The Company recognized revenues from its equity method investees, consisting of royalty income and sales of ice cream and other products, as follows (in thousands):

	Three months ended
	March 31, 2018	April 1, 2017
B-R 31 Ice Cream Company., Ltd.	$345	289
BR-Korea Co., Ltd.	946	1,017
Palm Oasis Ventures Pty. Ltd.	705	1,009
	$1,996	2,315
As of March 31, 2018 and December 30, 2017, the Company had $4.2 million and $5.1 million, respectively, of receivables from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $1.0 million and $1.1 million during the three months ended March 31, 2018 and April 1, 2017, respectively, primarily for the purchase of ice cream products.

(11) Advertising funds
Assets and liabilities of the advertising funds, which are restricted in their use, included in the consolidated balance sheets were as follows (in thousands):

	March 31, 2018	December 30, 2017
Accounts receivable, net	$19,896	18,075
Notes and other receivables, net	1,393	1,250
Prepaid income taxes	62	48
Prepaid expenses and other current assets	19,875	15,498
Total current assets	41,226	34,871
Property, equipment, and software, net	12,380	12,537
Other assets	1,346	14
Total assets	$54,952	47,422

Accounts payable	$46,294	37,110
Deferred revenue—current(a)	(453)	(550)
Other current liabilities	26,036	29,032
Total current liabilities	71,877	65,592
Deferred revenue—long-term(a)	(7,345)	(7,518)
Other long-term liabilities	27	30
Total liabilities	$64,559	58,104
(a) Amounts represent franchisee incentives that have been deferred and are being recognized over the terms of the respective franchise agreements.
(12) Income taxes
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
The provisional amount included a $145.1 million tax benefit for the remeasurement of certain U.S. deferred tax assets and liabilities. In addition, the provisional amount included a $1.7 million tax expense for the income tax on the deemed repatriation of unremitted foreign earnings, net of estimated foreign tax credits. The provisional net tax benefit was computed based on information available to the Company at the time. There have been no material changes to these provisional amounts during the three months ended March 31, 2018, and there is still uncertainty as to the application of the Tax Act, including as it relates to state income taxes, because regulations and interpretations have not been released. In addition, certain estimates were used in computing the provisional amount, which will be finalized upon the filing of the Company’s 2017 U.S. federal tax return. As we complete our analysis of U.S. tax reform in fiscal year 2018, we may make adjustments to the provisional amounts, which may impact our provision for income taxes in the period in which the adjustments are made.

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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With more than 20,500 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of March 31, 2018, Dunkin’ Donuts had 12,598 global points of distribution with restaurants in 43 U.S. states and the District of Columbia and in 45 foreign countries. Baskin-Robbins had 7,993 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and 53 foreign countries.
We are organized into five reporting segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. We generate revenue from five primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) continuing advertising fees from Dunkin’ Donuts and Baskin-Robbins franchisees and breakage revenue related to gift cards, (iii) rental income from restaurant properties that we lease or sublease to franchisees, (iv) sales of ice cream and other products to franchisees in certain international markets, and (v) other income including fees for the licensing of our brands for products sold in certain retail outlets, the licensing of the rights to manufacture Baskin-Robbins ice cream products sold to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of March 31, 2018, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three-month periods ended March 31, 2018 and April 1, 2017 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018.
As a result of the adoption of new guidance related to revenue recognition during fiscal year 2018 (see note 3 of the unaudited consolidated financial statements included herein), all prior period amounts included below have been restated to reflect the new guidance.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended
	March 31, 2018	April 1, 2017
Financial data (in thousands):
Total revenues	$301,342	296,358
Operating income	89,831	86,773
Adjusted operating income	95,707	92,147
Net income	50,152	44,293
Adjusted net income	54,383	47,517
Systemwide sales (in millions):
Dunkin’ Donuts U.S.	$2,015.9	1,957.1
Dunkin’ Donuts International	190.2	174.9
Baskin-Robbins U.S.	132.7	129.1
Baskin-Robbins International	321.2	268.8
Total systemwide sales	$2,660.0	2,529.9
Systemwide sales growth	5.1%	4.6%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	(0.5)%	—%
Dunkin’ Donuts International	2.1%	(0.2)%
Baskin-Robbins U.S.	(1.0)%	(2.4)%
Baskin-Robbins International	10.0%	(2.0)%

Our financial results are largely driven by changes in systemwide sales, which include sales by all points of distribution, whether owned by our franchisees or joint ventures. While we do not record sales by franchisees or joint ventures as revenue, and such sales are not included in our consolidated financial statements, we believe that this operating measure is important in obtaining an understanding of our financial performance. We believe systemwide sales information aids in understanding how we derive royalty revenue and in evaluating our performance relative to competitors.
Comparable store sales growth (decline) for Dunkin’ Donuts U.S. and Baskin-Robbins U.S. is calculated by including only sales from franchisee-operated restaurants that have been open at least 78 weeks and that have reported sales in the current and comparable prior year week. Comparable store sales growth (decline) for Dunkin’ Donuts International and Baskin-Robbins International generally represents the growth in local currency average monthly sales for franchisee-operated restaurants, including joint ventures, that have been open at least 13 months and that have reported sales in the current and comparable prior year month.
Overall growth in systemwide sales of 5.1% for the three months ended March 31, 2018 over the same period in the prior fiscal year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 3.0% for the three months ended March 31, 2018 as a result of 313 net new restaurants opened since April 1, 2017. Dunkin' Donuts U.S. comparable store sales in the first quarter declined as a decline in traffic was offset by an increase in average ticket. From a category standpoint, beverage sales growth was driven by the introduction of Girl Scout Cookie-inspired coffee flavors and afternoon break value offers which helped increase total espresso and iced coffee sales. Breakfast sandwich sales were driven by successful value menu tests.

•
Dunkin’ Donuts International systemwide sales growth of 8.8% for the three months ended March 31, 2018, driven primarily by sales growth in Europe, the Middle East, South Korea, and Latin America. Sales in South Korea, Europe, and Latin America were positively impacted by favorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 4%. Dunkin’ Donuts International comparable store sales grew 2.1% for the three months ended March 31, 2018 primarily due to growth in the Middle East, Asia, and Latin America.

•
Baskin-Robbins U.S. systemwide sales growth of 2.8% for the three months ended March 31, 2018 primarily as a result of 27 net new restaurants opened since April 1, 2017. Baskin-Robbins U.S. comparable store sales declined 1.0% during the first quarter as a decline in traffic was offset by an increase in average ticket. Beverage sales were up during the quarter driven by shakes, smoothies, and Cappuccino Blast.

•
Baskin-Robbins International systemwide sales growth of 19.5% for the three months ended March 31, 2018, primarily driven by sales growth in South Korea, Japan, and the Middle East. Sales in both South Korea and Japan were positively impacted by favorable foreign exchange rates. On a constant currency basis, systemwide sales for the three months ended March 31, 2018 increased by approximately 13%. Baskin-Robbins International comparable store sales grew 10.0% for the three months ended March 31, 2018 driven primarily by growth in Japan and South Korea.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three months ended March 31, 2018 and April 1, 2017 were as follows:

	March 31, 2018	April 1, 2017
Points of distribution, at period end:
Dunkin’ Donuts U.S.	9,197	8,884
Dunkin’ Donuts International	3,401	3,403
Baskin-Robbins U.S.	2,566	2,539
Baskin-Robbins International	5,427	5,283
Consolidated global points of distribution	20,591	20,109

	Three months ended
	March 31, 2018	April 1, 2017
Net openings (closings) during the period:
Dunkin’ Donuts U.S.	56	56
Dunkin’ Donuts International	4	(27)
Baskin-Robbins U.S.	6	1
Baskin-Robbins International	5	(1)
Consolidated global net openings	71	29
Total revenues for the three months ended March 31, 2018 increased $5.0 million, or 1.7%, due primarily to increases in franchise fees and royalty income of $4.8 million and advertising fees and related income of $0.8 million, both driven by Dunkin’ Donuts U.S. systemwide sales growth. These increases in revenues were offset by a decrease in sales of ice cream and other products of $0.7 million.
Operating income and adjusted operating income for the three months ended March 31, 2018 increased $3.1 million, or 3.5%, and $3.6 million, or 3.9%, respectively, primarily as a result of the increase in royalty income and a reduction of general and administrative expenses. These increases in operating income and adjusted operating income were offset by a decrease in net income from our South Korea joint venture, a decrease in net margin on ice cream due primarily to an increase in commodity costs, and a gain recognized in connection with the sale of real estate in the prior year period.
Net income and adjusted net income for the three months ended March 31, 2018 increased $5.9 million, or 13.2%, and $6.9 million, or 14.4%, respectively, primarily as a result of a decrease in income tax expense and the increases in operating income and adjusted operating income. The decrease in income tax expense was driven by a lower tax rate due to the enactment of the Tax Cuts and Jobs Act in the fourth quarter of fiscal year 2017 and an increase in excess tax benefits from share-based compensation. The increases in net income and adjusted net income were offset by an increase in net interest expense driven by additional borrowings incurred in conjunction with the refinancing transaction completed during the fourth quarter of fiscal year 2017.
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, and certain other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. We use adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies.
Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended
	March 31, 2018	April 1, 2017
	(In thousands)
Operating income	$89,831	86,773
Adjustments:
Amortization of other intangible assets	5,375	5,327
Long-lived asset impairment charges	501	47
Adjusted operating income	$95,707	92,147
Net income	$50,152	44,293
Adjustments:
Amortization of other intangible assets	5,375	5,327
Long-lived asset impairment charges	501	47
Tax impact of adjustments(a)	(1,645)	(2,150)
Adjusted net income	$54,383	47,517

(a)	Tax impact of adjustments calculated at effective tax rates of 28% and 40% for the three months ended March 31, 2018 and April 1, 2017, respectively.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended
	March 31, 2018	April 1, 2017
Earnings per share:
Common—basic	$0.58	0.48
Common—diluted	0.57	0.48
Diluted adjusted earnings per share	0.62	0.51
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended
	March 31, 2018	April 1, 2017
	(In thousands, except share and per share data)
Adjusted net income	$54,383	47,517
Weighted average number of common shares—diluted	87,877,254	93,120,231
Diluted adjusted earnings per share	$0.62	0.51

Results of operations
Consolidated results of operations

	Three months ended
	March 31, 2018	April 1, 2017	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$132,507	127,715	4,792	3.8%
Advertising fees and related income	111,007	110,203	804	0.7%
Rental income	24,478	24,422	56	0.2%
Sales of ice cream and other products	21,777	22,506	(729)	(3.2)%
Other revenues	11,573	11,512	61	0.5%
Total revenues	$301,342	296,358	4,984	1.7%
Total revenues for the three months ended March 31, 2018 increased $5.0 million, or 1.7%, due primarily to increases in franchise fees and royalty income of $4.8 million and advertising fees and related income $0.8 million, both driven by Dunkin’ Donuts U.S. systemwide sales growth. These increases in revenues were offset by a decrease in sales of ice cream and other products of $0.7 million.

	Three months ended
	March 31, 2018	April 1, 2017	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$13,980	14,138	(158)	(1.1)%
Cost of ice cream and other products	16,864	16,922	(58)	(0.3)%
Advertising expenses	111,972	111,072	900	0.8%
General and administrative expenses, net	59,824	60,369	(545)	(0.9)%
Depreciation and amortization	10,408	10,411	(3)	—%
Long-lived asset impairment charges	501	47	454	966.0%
Total operating costs and expenses	$213,549	212,959	590	0.3%
Net income of equity method investments	2,033	2,819	(786)	(27.9)%
Other operating income, net	5	555	(550)	(99.1)%
Operating income	$89,831	86,773	3,058	3.5%
Occupancy expenses for franchised restaurants for the three months ended March 31, 2018 decreased $0.2 million due primarily to the timing of expenses incurred to record lease-related liabilities.
Net margin on ice cream and other products for the three months ended March 31, 2018 decreased $0.7 million to approximately $4.9 million due primarily to a decline in sales and an increase in commodity costs.
Advertising expenses increased $0.9 million for the three months ended March 31, 2018 driven by the increase in advertising fees and related income.
General and administrative expenses for the three months ended March 31, 2018 decreased by $0.5 million as decreases in personnel costs and travel expenses were offset by increases in other general expenses.
Depreciation and amortization for the three months ended March 31, 2018 remained consistent with the prior year period.
Long-lived asset impairment charges for the three months ended March 31, 2018 increased $0.5 million from the prior year period. Such charges generally fluctuate based on the timing of lease terminations and the related write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three months ended March 31, 2018 decreased $0.8 million primarily as a result of a decrease in net income from our South Korea joint venture.

Other operating income, net, which includes gains recognized in connection with the sale of real estate, fluctuates based on the timing of such transactions.

	Three months ended
	March 31, 2018	April 1, 2017	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Interest expense, net	$30,835	24,550	6,285	25.6%
Other losses (income), net	327	(187)	514	(274.9)%
Total other expense	$31,162	24,363	6,799	27.9%
The increase in net interest expense of $6.3 million for the three months ended March 31, 2018 was driven primarily by the securitization refinancing transaction that occurred in October 2017, which resulted in additional borrowings and an increase in the weighted average interest rate, offset by an increase in interest income earned on our cash balances.
The fluctuation in other losses (income), net, for the three months ended March 31, 2018 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended
	March 31, 2018	April 1, 2017
	(In thousands, except percentages)
Income before income taxes	$58,669	62,410
Provision for income taxes	8,517	18,117
Effective tax rate	14.5%	29.0%
The decrease in the effective tax rate for the three months ended March 31, 2018 was driven by the enactment of the Tax Cuts and Jobs Act in the fourth quarter of fiscal year 2017 which reduced the enacted corporate tax rate. Additionally, excess tax benefits from share-based compensation reduced the provision for income taxes by $7.6 million for the three months ended March 31, 2018 compared to $6.1 million in the prior year period.
Operating segments
We operate five reportable operating segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. We evaluate the performance of our segments and allocate resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. Segment profit for the Dunkin’ Donuts International and Baskin-Robbins International segments includes net income of equity method investments, except for other-than-temporary impairment charges and the related reduction in depreciation, net of tax, on the underlying long-lived assets.
For reconciliations to total revenues and income before income taxes, see note 6 to the unaudited consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, and gift card breakage revenue, all of which are not allocated to a specific segment.

Dunkin’ Donuts U.S.

	Three months ended
	March 31, 2018	April 1, 2017	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$110,833	107,175	3,658	3.4%
Franchise fees	4,707	4,298	409	9.5%
Rental income	23,591	23,524	67	0.3%
Other revenues	780	1,043	(263)	(25.2)%
Total revenues	$139,911	136,040	3,871	2.8%
Segment profit	$105,063	101,694	3,369	3.3%
Dunkin’ Donuts U.S. revenues increased $3.9 million for the three months ended March 31, 2018, due primarily to an increase in royalty income driven by systemwide sales growth, as well as an increase in franchise fees due primarily to net development and the recognition of revenue upon the closure of restaurants, offset by a decrease in other revenues.
Dunkin’ Donuts U.S. segment profit increased $3.4 million for the three months ended March 31, 2018, which was driven primarily by the increase in royalty income, offset by a gain recognized in connection with the sale of real estate in the prior year period.
Dunkin’ Donuts International

	Three months ended
	March 31, 2018	April 1, 2017	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$4,938	4,412	526	11.9%
Franchise fees	448	433	15	3.5%
Other revenues	(21)	(12)	(9)	75.0%
Total revenues	$5,365	4,833	532	11.0%
Segment profit	$3,206	1,427	1,779	124.7%
Dunkin’ Donuts International revenues for the three months ended March 31, 2018 increased by $0.5 million. The increase in revenues was primarily a result of an increase in royalty income driven by systemwide sales growth.
Segment profit for Dunkin’ Donuts International increased $1.8 million for the three months ended March 31, 2018, primarily as a result of a decrease in general and administrative expenses and the increase in revenues, offset by an increase in the net loss from our South Korea joint venture.
Baskin-Robbins U.S.

	Three months ended
	March 31, 2018	April 1, 2017	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$6,409	6,684	(275)	(4.1)%
Franchise fees	289	206	83	40.3%
Rental income	767	784	(17)	(2.2)%
Sales of ice cream and other products	678	526	152	28.9%
Other revenues	2,370	2,377	(7)	(0.3)%
Total revenues	$10,513	10,577	(64)	(0.6)%
Segment profit	$7,235	7,383	(148)	(2.0)%
Baskin-Robbins U.S. revenues for the three months ended March 31, 2018 decreased to $10.5 million from the prior year period due primarily to a decrease in royalty income, offset by an increase in sales of ice cream and other products.

Segment profit for Baskin-Robbins U.S. decreased to $7.2 million for the three months ended March 31, 2018 primarily as a result of the decrease in royalty income, offset by an increase in net margin on ice cream driven by an increase in sales volume.
Baskin-Robbins International

	Three months ended
	March 31, 2018	April 1, 2017	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$1,543	1,431	112	7.8%
Franchise fees	206	285	(79)	(27.7)%
Rental income	120	114	6	5.3%
Sales of ice cream and other products	23,972	24,404	(432)	(1.8)%
Other revenues	47	46	1	2.2%
Total revenues	$25,888	26,280	(392)	(1.5)%
Segment profit	$7,441	8,171	(730)	(8.9)%
Baskin-Robbins International revenues decreased $0.4 million for the three months ended March 31, 2018, due primarily to a decrease in sales of ice cream and other products.
Baskin-Robbins International segment profit decreased $0.7 million for the three months ended March 31, 2018, as a result of a decrease in net margin on ice cream driven by an increase driven by an increase in commodity costs, as well as a decrease in net income from our South Korea joint venture. These decreases to segment profit were offset by a decrease in general and administrative expenses.
U.S. Advertising Funds

	Three months ended
	March 31, 2018	April 1, 2017	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Advertising fees and related income	$104,167	102,321	1,846	1.8%
Total revenues	$104,167	102,321	1,846	1.8%
Segment profit	$—	—	—	—%
U.S. Advertising Funds revenues of $104.2 million for the three months ended March 31, 2018 increased 1.8% compared to the prior year period due primarily to Dunkin' Donuts U.S. systemwide sales growth. Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit.
Liquidity and capital resources
As of March 31, 2018, we held $338.5 million of cash and cash equivalents and $82.6 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $135.5 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of March 31, 2018, we had a borrowing capacity of $117.6 million under our $150.0 million 2017 Variable Funding Notes (as defined below).
As a result of the adoption of new guidance related to revenue recognition during fiscal year 2018 (see note 3 of the unaudited consolidated financial statements included herein), all prior period amounts included below have been restated to reflect the new guidance.
Operating, investing, and financing cash flows
Net cash used in operating activities was $16.2 million for the three months ended March 31, 2018, as compared to $8.5 million in the prior year period. The $7.7 million decrease in operating cash flows was driven primarily by an increase in cash paid for interest, an increase in incentive compensation payments, and other changes in working capital. These decreases in cash flows were offset by favorable cash flows related to our gift card program due primarily to the timing of holidays and our fiscal year end, as well as a decrease in cash paid for income taxes.

Net cash used in investing activities was $5.8 million for the three months ended March 31, 2018, as compared to $3.7 million in the prior fiscal year period. The $2.1 million increase in investing cash outflows was driven primarily by an increase in capital expenditures of $2.2 million.
Net cash used in financing activities was $669.4 million for the three months ended March 31, 2018, as compared to $21.7 million in the prior year period. The $647.7 million increase in financing cash outflows was driven primarily by cash used for accelerated share repurchases of common stock of $650.4 million in the current year period, as well as an increase in the quarterly repayment of long-term debt of $1.6 million. Offsetting these increases in financing cash outflows was the incremental cash generated from the exercise of stock options in the current year period of $3.4 million, as well as a decrease in cash used to pay the quarterly dividend of $1.0 million.
Adjusted operating and investing cash flow
Net cash flows from operating activities for the three months ended March 31, 2018 and April 1, 2017 include decreases of $40.2 million and $48.4 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the timing of holidays and our prior year fiscal year end. Excluding cash held for advertising funds and reserved for gift card/certificate programs and excluding the fluctuation in restricted cash, we generated $18.2 million and $36.2 million of adjusted operating and investing cash flow during the three months ended March 31, 2018 and April 1, 2017, respectively. The decrease in adjusted operating and investing cash flow was driven primarily by an increase in cash paid for interest, an increase in incentive compensation payments, other changes in working capital, and an increase in capital expenditures. These decreases in adjusted operating and investing cash flow were offset by a decrease in cash paid for income taxes.
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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Three months ended
	March 31, 2018	April 1, 2017
Net cash used in operating activities	$(16,203)	(8,500)
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	40,209	48,361
Plus: Net cash used in investing activities	(5,803)	(3,679)
Adjusted operating and investing cash flow	$18,203	36,182
Borrowing capacity
As of March 31, 2018, our securitized financing facility included original borrowings of approximately $1.75 billion, $1.40 billion, and $150.0 million related to the 2015 Class A-2-II Notes (as defined below), the 2017 Class A-2 Notes (as defined below), and the 2017 Variable Funding Notes (as defined below), respectively. As of March 31, 2018, there was approximately $3.09 billion of total principal outstanding on the 2015 Class A-2-II Notes and 2017 Class A-2 Notes, while there was $117.6 million in available commitments under the 2017 Variable Funding Notes as $32.4 million of letters of credit were outstanding.
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

In October 2017, the Master Issuer issued Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the "2017 Class A-2-I Notes") with an initial principal amount of $600.0 million and Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the "2017 ClassA-2-II Notes" and, together with the 2017 Class A-2-I Notes, the "2017 Class A-2 Notes") with an initial principal amount of $800.0 million. In addition, the Master Issuer issued series 2017-1 Variable Funding Senior Secured Notes, Class A-1 ( the"2017 Variable Funding Notes" and, together with the 2017 Class A-2 Notes, the "2017 Notes"), which allows for the issuance of up to $150.0 million of 2017 Variable Funding Notes and certain other credit instruments, including letters of credit.
A portion of the proceeds of the 2017 Notes was used to repay the remaining $731.3 million of principal outstanding on the 2015 Class A-2-I Notes and to pay related transaction fees. The additional net proceeds were used for general corporate purposes, which included a return of capital to the Company's shareholders in 2018, as discussed below. In connection with the issuance of the 2017 Variable Funding Notes, the Master Issuer terminated the commitments with respect to its existing 2015 Variable Funding Notes.
The 2015 Notes and 2017 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the "Indenture") under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2015 Class A-2-II Notes and 2017 Class A-2 Notes is in February 2045 and November 2047, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2015 Class A-2-II Notes will be repaid by February 2022, the 2017 Class A-2-I Notes will be repaid by November 2024, and the 2017 Class A-2-II Notes will be repaid by November 2027 (the "Anticipated Repayment Dates"). Principal amortization payments, payable quarterly, are required to be made on the 2015 Class A-2-II Notes, 2017 Class A-2-I Notes, and 2017 Class A-2-II Notes equal to $17.5 million, $6.0 million, and $8.0 million, respectively, per calendar year through the respective Anticipated Repayment Dates. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. If the 2015 Class A-2-II Notes or the 2017 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2015 Class A-2-II Notes and the 2017 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service, may also cause a rapid amortization event.
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

As of March 31, 2018, we had a Net Debt to Adjusted EBITDA ratio of 5.4 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended March 31, 2018, respectively (in thousands):

March 31, 2018
Principal outstanding under 2017 Class A-2 Notes	$1,396,500
Principal outstanding under 2015 Class A-2 Notes	1,697,500
Total capital lease obligations	7,629
Less: cash and cash equivalents	(338,461)
Less: restricted cash, current	(82,605)
Plus: cash held for gift card/certificate programs	133,909
Net Debt	$2,814,472

Twelve months ended
March 31, 2018
Net income	$277,068
Interest expense	112,029
Income tax expense	2,518
Depreciation and amortization	41,416
Impairment charges	2,071
EBITDA	435,102
Adjustments:
Share-based compensation expense	14,636
Loss on debt extinguishment and refinancing transactions	6,996
Increase in deferred revenue related to franchise and licensing agreements	54,822
Other(a)	8,405
Total adjustments	84,859
Adjusted EBITDA	$519,961

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
Recently Issued Accounting Standards
See note 2(g) and note 3 to the unaudited consolidated financial statements included in Item 1 of Part I of this 10-Q, for a detailed description of recent accounting pronouncements.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the quarterly period ended March 31, 2018, we adopted new revenue recognition guidance. We implemented internal controls to ensure we adequately evaluated our contracts with customers and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.

Part II.        Other Information
Item 1.       Legal Proceedings
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. As of March 31, 2018, $1.6 million is recorded within other current liabilities in the consolidated balance sheets in connection with all outstanding litigation.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended March 31, 2018 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
12/31/17 - 01/27/18	—	$—	—	$650,000,000
01/28/18 - 03/03/18(2)	8,478,722	61.33	8,478,722	—
03/04/18 - 03/31/18	—	—	—	—
Total	8,478,722	$61.33	8,478,722

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

(2)
In February 2018, the Company entered into two accelerated share repurchase agreements (the “February 2018 ASR Agreements”) with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, the Company paid the financial institutions $650.0 million from cash on hand and received an initial delivery of 8,478,722 shares of the Company's common stock in February 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. At settlement, the financial institutions may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make cash payment to the financial institutions. Final settlement of each of the February 2018 ASR Agreements is expected to be completed in the third quarter of fiscal year 2018, although the settlement may be accelerated at each financial institution’s option.

Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.

Item 6.       Exhibits
(a) Exhibits:

10.1
Form of Fixed Dollar Accelerated Share Repurchase Transaction Confirmation dated February 14, 2018 between Dunkin’ Brands Group, Inc. and Citibank, N.A (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on February 15, 2018)

10.2
Form of Fixed Dollar Accelerated Share Repurchase Transaction Confirmation dated February 14, 2018 between Dunkin’ Brands Group, Inc. and JPMorgan Chase Bank, National Association, London Branch (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, File No. 001-35258, filed with the SEC on February 15, 2018)

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
DUNKIN’ BRANDS GROUP, INC.

Date:	May 9, 2018	By:	/s/ Nigel Travis
Nigel Travis, Chairman and Chief Executive Officer