Form 10-Q
period 2018-06-30
DUNKIN' BRANDS GROUP, INC.
filed 2018-08-08
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of August 3, 2018, 83,776,757 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 30, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$367,940	1,018,317
Restricted cash	84,970	94,047
Accounts receivable, net of allowance for doubtful accounts of $3,855 and $4,390 as of June 30, 2018 and December 30, 2017, respectively	88,790	69,517
Notes and other receivables, net of allowance for doubtful accounts of $1,043 and $600 as of June 30, 2018 and December 30, 2017, respectively	40,117	52,332
Prepaid income taxes	17,754	21,927
Prepaid expenses and other current assets	56,906	48,193
Total current assets	656,477	1,304,333
Property, equipment, and software, net of accumulated depreciation of $151,483 and $143,319 as of June 30, 2018 and December 30, 2017, respectively	204,011	181,542
Equity method investments	137,910	140,615
Goodwill	888,284	888,308
Other intangible assets, net of accumulated amortization of $257,930 and $250,142 as of June 30, 2018 and December 30, 2017, respectively	1,345,309	1,357,157
Other assets	66,737	65,478
Total assets	$3,298,728	3,937,433
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$31,650	31,500
Capital lease obligations	631	596
Accounts payable	68,783	53,417
Deferred revenue	44,175	44,876
Other current liabilities	284,768	355,110
Total current liabilities	430,007	485,499
Long-term debt, net	3,023,955	3,035,857
Capital lease obligations	6,851	7,180
Unfavorable operating leases acquired	9,033	9,780
Deferred revenue	366,246	361,458
Deferred income taxes, net	205,859	214,345
Other long-term liabilities	74,582	77,853
Total long-term liabilities	3,686,526	3,706,473
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 83,069,682 shares issued and 83,042,905 shares outstanding as of June 30, 2018; 90,404,022 shares issued and 90,377,245 shares outstanding as of December 30, 2017	83	90
Additional paid-in capital	511,379	724,114
Treasury stock, at cost; 26,777 shares as of June 30, 2018 and December 30, 2017	(1,060)	(1,060)
Accumulated deficit	(1,313,498)	(968,148)
Accumulated other comprehensive loss	(14,709)	(9,535)
Total stockholders’ deficit	(817,805)	(254,539)
Total liabilities and stockholders’ deficit	$3,298,728	3,937,433

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Revenues:
Franchise fees and royalty income	$151,242	143,894	283,749	271,609
Advertising fees and related income	131,539	122,361	242,546	232,564
Rental income	27,400	27,408	51,878	51,830
Sales of ice cream and other products	28,140	28,679	49,917	51,185
Other revenues	12,319	11,834	23,892	23,346
Total revenues	350,640	334,176	651,982	630,534
Operating costs and expenses:
Occupancy expenses—franchised restaurants	14,314	14,287	28,294	28,425
Cost of ice cream and other products	22,781	22,199	39,645	39,121
Advertising expenses	132,579	123,676	244,551	234,748
General and administrative expenses, net	59,301	61,074	119,125	121,443
Depreciation	5,125	5,071	10,158	10,155
Amortization of other intangible assets	5,307	5,333	10,682	10,660
Long-lived asset impairment charges	653	60	1,154	107
Total operating costs and expenses	240,060	231,700	453,609	444,659
Net income of equity method investments	3,845	4,327	5,878	7,146
Other operating income (loss), net	(575)	33	(570)	588
Operating income	113,850	106,836	203,681	193,609
Other income (expense), net:
Interest income	1,516	425	3,158	746
Interest expense	(32,538)	(24,885)	(65,015)	(49,756)
Other income (losses), net	(272)	28	(599)	215
Total other expense, net	(31,294)	(24,432)	(62,456)	(48,795)
Income before income taxes	82,556	82,404	141,225	144,814
Provision for income taxes	22,058	31,312	30,575	49,429
Net income	$60,498	51,092	110,650	95,385
Earnings per share:
Common—basic	$0.73	0.56	1.31	1.04
Common—diluted	0.72	0.55	1.29	1.03
Cash dividends declared per common share	0.35	0.32	0.70	0.65
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income	$60,498	51,092	110,650	95,385
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(66) and $36 for the three months ended June 30, 2018 and July 1, 2017, respectively, and $(46) and $573 for the six months ended June 30, 2018 and July 1, 2017, respectively	(7,291)	(2,749)	(5,744)	5,991
Effect of interest rate swaps, net of deferred tax benefit of $217 and $434 for the three and six months ended July 1, 2017	—	(318)	—	(636)
Other, net	(58)	(1)	570	653
Total other comprehensive income (loss), net	(7,349)	(3,068)	(5,174)	6,008
Comprehensive income	$53,149	48,024	105,476	101,393
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2018	July 1, 2017
Cash flows from operating activities:
Net income	$110,650	95,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,840	20,815
Amortization of debt issuance costs	2,511	3,234
Deferred income taxes	(8,425)	(11,781)
Provision for bad debt	333	100
Share-based compensation expense	6,949	7,247
Net income of equity method investments	(5,878)	(7,146)
Dividends received from equity method investments	3,947	3,950
Other, net	3,150	(55)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	(7,459)	(6,592)
Prepaid income taxes, net	4,208	7,621
Prepaid expenses and other current assets	(8,866)	(18,305)
Accounts payable	15,940	24,660
Other current liabilities	(71,323)	(65,832)
Deferred revenue	3,902	13,531
Other, net	(2,740)	228
Net cash provided by operating activities	67,739	67,060
Cash flows from investing activities:
Additions to property, equipment, and software	(32,902)	(6,730)
Other, net	—	(99)
Net cash used in investing activities	(32,902)	(6,829)
Cash flows from financing activities:
Repayment of long-term debt	(15,750)	(12,500)
Dividends paid on common stock	(57,439)	(58,847)
Accelerated share repurchases of common stock	(650,368)	(100,000)
Exercise of stock options	30,433	19,928
Other, net	(901)	(799)
Net cash used in financing activities	(694,025)	(152,218)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(228)	398
Decrease in cash, cash equivalents, and restricted cash	(659,416)	(91,589)
Cash, cash equivalents, and restricted cash, beginning of period	1,114,099	431,832
Cash, cash equivalents, and restricted cash, end of period	$454,683	340,243
Supplemental cash flow information:
Cash paid for income taxes	$35,044	53,736
Cash paid for interest	65,633	46,751
Noncash investing activities:
Property, equipment, and software included in accounts payable and other current liabilities	3,219	1,942
Purchase of property, equipment, and software in exchange for note payable	1,486	—
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
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of June 30, 2018, the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2018 and July 1, 2017, and the consolidated statements of cash flows for the six months ended June 30, 2018 and July 1, 2017 are unaudited.
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
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended June 30, 2018 and July 1, 2017 reflect the results of operations for the 13-week and 26-week periods ended on those dates, respectively. Operating results for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018.
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

Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of June 30, 2018 and December 30, 2017 were as follows (in thousands):

	June 30, 2018	December 30, 2017
Cash and cash equivalents	$367,940	1,018,317
Restricted cash	84,970	94,047
Restricted cash, included in Other assets	1,773	1,735
Total cash, cash equivalents, and restricted cash	$454,683	1,114,099
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
Financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 30, 2017 are summarized as follows (in thousands):

	June 30, 2018		December 30, 2017
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$11,033	11,033	10,836	10,836
Total assets	$11,033	11,033	10,836	10,836
Liabilities:
Deferred compensation liabilities	$11,448	11,448	13,543	13,543
Total liabilities	$11,448	11,448	13,543	13,543
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
The carrying value and estimated fair value of long-term debt as of June 30, 2018 and December 30, 2017 were as follows (in thousands):

	June 30, 2018		December 30, 2017
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$3,055,605	3,068,647	3,067,357	3,156,099
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, the fair value of our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, advertising fees, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of June 30, 2018 and December 30, 2017, one master licensee, including its majority-owned subsidiaries, accounted for approximately 20% and 11%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for any of the three and six month periods ended June 30, 2018 and July 1, 2017.
(f) Advertising expenses
Advertising expenses in the consolidated statements of operations includes advertising expenses incurred by the Company, including those expenses incurred by the advertising funds and for the administration of the gift card program. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Costs of print advertising and certain promotion-related items are deferred and expensed the first time the advertising is displayed. Prepaid expenses and other current assets in the consolidated balance sheets include $17.3 million and $15.5 million at June 30, 2018 and December 30, 2017, respectively, that was related to advertising. Advertising expenses are allocated to interim periods in relation to the related revenues. When revenues of the advertising fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues.
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
Recent accounting pronouncements not yet adopted
In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease accounting guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required with an option to not restate comparative periods in the period of adoption. The Company expects to adopt this new guidance in fiscal year 2019 without restating comparative periods, and expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption, thereby having a material impact to its consolidated balance sheet.
Though the majority of the assessment phase is complete, the Company continues to evaluate the impact the adoption of this new guidance will have on the Company's consolidated financial statements, as well as the impact on accounting policies and related disclosures. Additionally, the Company is in the process of implementing new accounting systems, business processes, and internal controls related to lease accounting to assist in the application of the new guidance.
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
The Company also collects gift card program service fees from franchisees to offset the costs to administer the gift card program. The gift card program service fees are based on the volume of gift card transactions processed and are recognized as the underlying transactions occur.

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

(b) Disaggregation of revenue
Revenues are disaggregated by timing of revenue recognition and reconciled to reportable segment revenues as follows (in thousands):

	Three months ended June 30, 2018
	Dunkin' Donuts U.S.	Baskin-Robbins U.S.	Dunkin' Donuts International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$125,221	9,005	4,732	2,154	—	141,112	4,276	145,388
Franchise fees	4,765	303	535	251	—	5,854	—	5,854
Advertising fees and related income	—	—	—	—	119,174	119,174	8,491	127,665
Other revenues	588	3,129	—	1	—	3,718	7,969	11,687
Total revenues recognized over time	130,574	12,437	5,267	2,406	119,174	269,858	20,736	290,594

Revenues recognized at a point in time:
Sales of ice cream and other products	—	842	—	31,409	—	32,251	(4,111)	28,140
Other revenues	310	57	(9)	72	—	430	202	632
Total revenues recognized at a point in time	310	899	(9)	31,481	—	32,681	(3,909)	28,772

Total revenues recognized under ASC 606	130,884	13,336	5,258	33,887	119,174	302,539	16,827	319,366

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	3,874	3,874
Rental income	26,506	763	—	131	—	27,400	—	27,400
Total revenues not subject to ASC 606	26,506	763	—	131	—	27,400	3,874	31,274

Total revenues	$157,390	14,099	5,258	34,018	119,174	329,939	20,701	350,640
(a) Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as "Other."

	Three months ended July 1, 2017
	Dunkin' Donuts U.S.	Baskin-Robbins U.S.	Dunkin' Donuts International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$119,096	9,080	4,157	1,858	—	134,191	4,183	138,374
Franchise fees	4,564	193	475	288	—	5,520	—	5,520
Advertising fees and related income	—	—	—	—	113,824	113,824	668	114,492
Other revenues	577	3,187	—	1	—	3,765	7,506	11,271
Total revenues recognized over time	124,237	12,460	4,632	2,147	113,824	257,300	12,357	269,657

Revenues recognized at a point in time:
Sales of ice cream and other products	—	883	—	31,685	—	32,568	(3,889)	28,679
Other revenues	221	150	(20)	63	—	414	149	563
Total revenues recognized at a point in time	221	1,033	(20)	31,748	—	32,982	(3,740)	29,242

Total revenues recognized under ASC 606	124,458	13,493	4,612	33,895	113,824	290,282	8,617	298,899

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	7,869	7,869
Rental income	26,533	763	—	112	—	27,408	—	27,408
Total revenues not subject to ASC 606	26,533	763	—	112	—	27,408	7,869	35,277

Total revenues	$150,991	14,256	4,612	34,007	113,824	317,690	16,486	334,176
(a) Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as "Other."

	Six months ended June 30, 2018
	Dunkin' Donuts U.S.	Baskin-Robbins U.S.	Dunkin' Donuts International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$236,054	15,414	9,670	3,697	—	264,835	7,410	272,245
Franchise fees	9,472	592	983	457	—	11,504	—	11,504
Advertising fees and related income	—	—	—	—	223,341	223,341	8,750	232,091
Other revenues	1,123	5,406	2	1	—	6,532	16,123	22,655
Total revenues recognized over time	246,649	21,412	10,655	4,155	223,341	506,212	32,283	538,495

Revenues recognized at a point in time:
Sales of ice cream and other products	—	1,520	—	55,381	—	56,901	(6,984)	49,917
Other revenues	555	150	(32)	119	—	792	445	1,237
Total revenues recognized at a point in time	555	1,670	(32)	55,500	—	57,693	(6,539)	51,154

Total revenues recognized under ASC 606	247,204	23,082	10,623	59,655	223,341	563,905	25,744	589,649

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	10,455	10,455
Rental income	50,097	1,530	—	251	—	51,878	—	51,878
Total revenues not subject to ASC 606	50,097	1,530	—	251	—	51,878	10,455	62,333

Total revenues	$297,301	24,612	10,623	59,906	223,341	615,783	36,199	651,982
(a) Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as "Other."

	Six months ended July 1, 2017
	Dunkin' Donuts U.S.	Baskin-Robbins U.S.	Dunkin' Donuts International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$226,271	15,764	8,569	3,289	—	253,893	6,974	260,867
Franchise fees	8,862	399	908	573	—	10,742	—	10,742
Advertising fees and related income	—	—	—	—	216,145	216,145	723	216,868
Other revenues	1,117	5,500	4	1	—	6,622	15,415	22,037
Total revenues recognized over time	236,250	21,663	9,481	3,863	216,145	487,402	23,112	510,514

Revenues recognized at a point in time:
Sales of ice cream and other products	—	1,409	—	56,089	—	57,498	(6,313)	51,185
Other revenues	724	214	(36)	109	—	1,011	298	1,309
Total revenues recognized at a point in time	724	1,623	(36)	56,198	—	58,509	(6,015)	52,494

Total revenues recognized under ASC 606	236,974	23,286	9,445	60,061	216,145	545,911	17,097	563,008

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	15,696	15,696
Rental income	50,057	1,547	—	226	—	51,830	—	51,830
Total revenues not subject to ASC 606	50,057	1,547	—	226	—	51,830	15,696	67,526

Total revenues	$287,031	24,833	9,445	60,287	216,145	597,741	32,793	630,534
(a) Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as "Other."

(c) Contract balances
Information about receivables and deferred revenue subject to ASC 606 is as follows (in thousands):

	June 30, 2018	December 30, 2017	Balance Sheet Classification
Receivables	$99,950	76,455	Accounts receivable, net and Notes and other receivables, net

Deferred revenue:
Current	$30,550	27,724	Deferred revenue—current
Long-term	366,246	361,458	Deferred revenue—long term
Total	$396,796	389,182
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
The increase in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations, offset by $16.7 million of revenues recognized that were included in the deferred revenue balance as of December 30, 2017.
As of June 30, 2018 and December 30, 2017, there were no contract assets from contracts with customers.
(d) Transaction price allocated to remaining performance obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied at June 30, 2018 is as follows (in thousands):

Fiscal year:
2018(a)	$16,541
2019	25,091
2020	23,851
2021	23,614
2022	23,341
Thereafter	247,568
Total	$360,006

(a) Represents the estimate for remainder of fiscal year 2018 which excludes the six months ended June 30, 2018.
The estimated revenue in the table above does not contemplate future franchise renewals or new franchise agreements for restaurants for which a franchise agreement or SDA does not exist at June 30, 2018. Additionally, the table above excludes $61.9 million of consideration allocated to restaurants that are not yet open as of June 30, 2018. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above. Additionally, the Company has applied the transition practical expedient that allows the Company to omit the above disclosures for the fiscal year ended December 30, 2017.
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

Consolidated Statements of Operations
Three months ended July 1, 2017
(In thousands, except per share data)
		Adjustments for new revenue recognition guidance
	Previously reported	Franchise fees	Advertising	Ice cream royalty allocation	Other revenue transactions	Restated

Revenues:
Franchise fees and royalty income	$145,066	(5,355)	—	4,183	—	143,894
Advertising fees and related income	—	—	122,361	—	—	122,361
Rental income	27,408	—	—	—	—	27,408
Sales of ice cream and other products	32,862	—	—	(4,183)	—	28,679
Other revenues	13,186	(1,033)	—	—	(319)	11,834
Total revenues	218,522	(6,388)	122,361	—	(319)	334,176
Operating costs and expenses:
Occupancy expenses—franchised restaurants	14,287	—	—	—	—	14,287
Cost of ice cream and other products	22,199	—	—	—	—	22,199
Advertising expenses	—	—	123,676	—	—	123,676
General and administrative expenses, net	62,382	—	(1,308)	—	—	61,074
Depreciation	5,071	—	—	—	—	5,071
Amortization of other intangible assets	5,333	—	—	—	—	5,333
Long-lived asset impairment charges	60	—	—	—	—	60
Total operating costs and expenses	109,332	—	122,368	—	—	231,700
Net income of equity method investments	4,327	—	—	—	—	4,327
Other operating income, net	33	—	—	—	—	33
Operating income	113,550	(6,388)	(7)	—	(319)	106,836
Other income (expense), net:
Interest income	425	—	—	—	—	425
Interest expense	(24,885)	—	—	—	—	(24,885)
Other gains, net	28	—	—	—	—	28
Total other expense, net	(24,432)	—	—	—	—	(24,432)
Income before income taxes	89,118	(6,388)	(7)	—	(319)	82,404
Provision (benefit) for income taxes	33,414	(1,980)	—	—	(122)	31,312
Net income	$55,704	(4,408)	(7)	—	(197)	51,092

Earnings per share—basic	$0.61					0.56
Earnings per share—diluted	0.60					0.55

Consolidated Statements of Operations
Six months ended July 1, 2017
(In thousands, except per share data)
		Adjustments for new revenue recognition guidance
	Previously reported	Franchise fees	Advertising	Ice cream royalty allocation	Other revenue transactions	Restated

Revenues:
Franchise fees and royalty income	$275,135	(10,500)	—	6,974	—	271,609
Advertising fees and related income	—	—	232,564	—	—	232,564
Rental income	51,830	—	—	—	—	51,830
Sales of ice cream and other products	58,159	—	—	(6,974)	—	51,185
Other revenues	24,070	(2,155)	—	—	1,431	23,346
Total revenues	409,194	(12,655)	232,564	—	1,431	630,534
Operating costs and expenses:
Occupancy expenses—franchised restaurants	28,425	—	—	—	—	28,425
Cost of ice cream and other products	39,121	—	—	—	—	39,121
Advertising expenses	—	—	234,748	—	—	234,748
General and administrative expenses, net	123,617	—	(2,174)	—	—	121,443
Depreciation	10,155	—	—	—	—	10,155
Amortization of other intangible assets	10,660	—	—	—	—	10,660
Long-lived asset impairment charges	107	—	—	—	—	107
Total operating costs and expenses	212,085	—	232,574	—	—	444,659
Net income of equity method investments	7,146	—	—	—	—	7,146
Other operating income, net	588	—	—	—	—	588
Operating income	204,843	(12,655)	(10)	—	1,431	193,609
Other income (expense), net:
Interest income	746	—	—	—	—	746
Interest expense	(49,756)	—	—	—	—	(49,756)
Other gains, net	215	—	—	—	—	215
Total other expense, net	(48,795)	—	—	—	—	(48,795)
Income before income taxes	156,048	(12,655)	(10)	—	1,431	144,814
Provision (benefit) for income taxes	52,877	(3,834)	—	—	386	49,429
Net income	$103,171	(8,821)	(10)	—	1,045	95,385

Earnings per share—basic	$1.13					1.04
Earnings per share—diluted	1.11					1.03

The adoption of the new revenue recognition guidance had no impact on the Company’s total cash flows. Adjustments presented in the cash flow information below result from full consolidation of the advertising funds, and reflect the investing activities, consisting solely of additions to property, equipment, and software, of such funds.

Select Cash Flow Information
(In thousands)

	Six months ended July 1, 2017
	Previously reported	Adjustments for new revenue recognition guidance	Restated

Net cash provided by operating activities	$63,954	3,106	67,060
Net cash used in investing activities	(3,723)	(3,106)	(6,829)
Net cash used in financing activities	(152,218)	—	(152,218)
Decrease in cash, cash equivalents, and restricted cash	(91,589)	—	(91,589)
(4) Debt
Debt at June 30, 2018 and December 30, 2017 consisted of the following (in thousands):

	June 30, 2018	December 30, 2017
2015 Class A-2-II Notes	$1,693,125	1,701,875
2017 Class A-2-I Notes	597,000	600,000
2017 Class A-2-II Notes	796,000	800,000
Other	1,486	—
Debt issuance costs, net of amortization	(32,006)	(34,518)
Total debt	3,055,605	3,067,357
Less current portion of long-term debt	31,650	31,500
Total long-term debt	$3,023,955	3,035,857
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
As of June 30, 2018 and December 30, 2017, $32.4 million and $32.3 million, respectively, of letters of credit were outstanding against the 2017 Variable Funding Notes which relate primarily to interest reserves required under the base indenture and related supplemental indentures. There were no amounts drawn down on these letters of credit as of June 30, 2018 or December 30, 2017.
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

(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	June 30, 2018	December 30, 2017
Gift card/certificate liability	$169,341	228,783
Accrued payroll and benefits	21,285	30,768
Accrued interest	14,003	17,902
Accrued professional costs	5,277	5,527
Accrued advertising expenses	31,943	35,210
Franchisee profit-sharing liability	11,179	13,243
Other	31,740	23,677
Total other current liabilities	$284,768	355,110
The decrease in the gift card/certificate liability was driven by the seasonality of our gift card program. The decrease in accrued payroll and benefits was primarily due to incentive compensation payments made during the six months ended June 30, 2018 related to fiscal year 2017. The franchisee profit-sharing liability represents amounts owed to franchisees from the net profits primarily on the sale of Dunkin’ K-Cup® pods, retail packaged coffee, and ready-to-drink bottled iced coffee in certain retail outlets.
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

Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenues earned through certain licensing arrangements with third parties in which our brand names are used, including the licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and sales of Dunkin’ Donuts branded ready-to-drink bottled iced coffee and retail packaged coffee, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Dunkin’ Donuts U.S.	$157,390	150,991	297,301	287,031
Dunkin’ Donuts International	5,258	4,612	10,623	9,445
Baskin-Robbins U.S.	14,099	14,256	24,612	24,833
Baskin-Robbins International	34,018	34,007	59,906	60,287
U.S. Advertising Funds	119,174	113,824	223,341	216,145
Total reportable segment revenues	329,939	317,690	615,783	597,741
Other	20,701	16,486	36,199	32,793
Total revenues	$350,640	334,176	651,982	630,534
Amounts included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Dunkin’ Donuts U.S.	$119,562	116,113	224,625	217,807
Dunkin’ Donuts International	3,503	1,571	6,709	2,998
Baskin-Robbins U.S.	10,622	10,865	17,857	18,248
Baskin-Robbins International	11,526	12,530	18,967	20,701
U.S. Advertising Funds	—	—	—	—
Total reportable segments	145,213	141,079	268,158	259,754
Corporate and other	(25,403)	(28,850)	(52,641)	(55,378)
Interest expense, net	(31,022)	(24,460)	(61,857)	(49,010)
Amortization of other intangible assets	(5,307)	(5,333)	(10,682)	(10,660)
Long-lived asset impairment charges	(653)	(60)	(1,154)	(107)
Other income (losses), net	(272)	28	(599)	215
Income before income taxes	$82,556	82,404	141,225	144,814

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

	Net income (loss) of equity method investments
	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Dunkin’ Donuts International	$60	13	(384)	(77)
Baskin-Robbins International	2,926	2,950	4,653	4,976
Total reportable segments	2,986	2,963	4,269	4,899
Other	859	1,364	1,609	2,247
Total net income of equity method investments	$3,845	4,327	5,878	7,146
(7) Stockholders’ deficit
The changes in total stockholders’ deficit were as follows (in thousands):

Total stockholders’ deficit
Balance as of December 30, 2017	$(254,539)
Net income	110,650
Other comprehensive loss, net	(5,174)
Dividends paid on common stock	(57,439)
Exercise of stock options	30,433
Accelerated share repurchases of common stock	(650,368)
Share-based compensation expense	6,949
Other, net	1,683
Balance as of June 30, 2018	$(817,805)
(a) Treasury stock
In February 2018, the Company entered into two accelerated share repurchase agreements (the “February 2018 ASR Agreements”) with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, the Company paid the financial institutions $650.0 million from cash on hand and received an initial delivery of 8,478,722 shares of the Company's common stock in February 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. At settlement, the financial institutions may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make cash payment to the financial institutions. Final settlement of each of the February 2018 ASR Agreements is expected to be completed in the third quarter of fiscal year 2018.

The Company accounts for treasury stock under the cost method based on the cost of the shares on the dates of repurchase plus any direct costs incurred. During the six months ended June 30, 2018, the Company retired 8,478,722 shares of treasury stock repurchased under the February 2018 ASR Agreements. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $65.2 million and an increase in accumulated deficit of $455.1 million. Additionally, the Company recorded a decrease in additional paid-in capital of $130.0 million related to the remaining cash paid under the February 2018 ASR Agreements since the final settlement was not completed as of June 30, 2018.
(b) Equity incentive plans
During the six months ended June 30, 2018, the Company granted stock options to purchase 909,027 shares of common stock and 64,566 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $59.60 per share and have a weighted average grant-date fair value of $10.44 per share. The RSUs granted to employees and members of our board of directors vest in equal annual amounts over a three-year period and a one-year period, respectively, subsequent to the grant date and have a weighted average grant-date fair value of $58.33 per share.
In addition, the Company granted 67,993 performance stock units (“PSUs”) to certain employees during the six months ended June 30, 2018. These PSUs are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 30,974 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 37,019 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $65.52 per share. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs have a grant-date fair value of $57.10 per share. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
Total compensation expense related to all share-based awards was $3.7 million and $3.8 million for the three months ended June 30, 2018 and July 1, 2017, respectively, and $6.9 million and $7.2 million for the six months ended June 30, 2018 and July 1, 2017, respectively, and is included in general and administrative expenses, net in the consolidated statements of operations.
(c) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive loss
Balance as of December 30, 2017	$(8,084)	(1,451)	(9,535)
Other comprehensive income (loss), net	(5,744)	570	(5,174)
Balance as of June 30, 2018	$(13,828)	(881)	(14,709)
(d) Dividends
The Company paid a quarterly dividend of $0.3475 per share of common stock on March 21, 2018 and June 6, 2018 totaling approximately $28.6 million and $28.8 million, respectively. On July 26, 2018, the Company announced that its board of directors approved the next quarterly dividend of $0.3475 per share of common stock payable September 5, 2018 to shareholders of record as of the close of business on August 27, 2018.
(8) Earnings per share
The computation of basic and diluted earnings per common share is as follows (in thousands, except for share and per share data):

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income—basic and diluted	$60,498	51,092	110,650	95,385
Weighted average number of common shares:
Common—basic	82,869,232	91,207,455	84,660,208	91,432,007
Common—diluted	84,113,681	92,606,525	85,995,475	92,863,378
Earnings per common share:
Common—basic	$0.73	0.56	1.31	1.04
Common—diluted	0.72	0.55	1.29	1.03
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,244,449 and 1,399,070 equity awards for the three months ended June 30, 2018 and July 1, 2017, respectively, and includes the dilutive effect of 1,335,267 and 1,431,371 equity awards for the six months ended June 30, 2018 and July 1, 2017, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of June 30, 2018 and July 1, 2017, there were 256,350 and 150,000 shares, respectively, related to equity awards that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 982,054 and 1,123,482 equity awards for the three months ended June 30, 2018 and July 1, 2017, respectively, and 1,432,676 and 1,629,480 equity awards for the six months ended June 30, 2018 and July 1, 2017, respectively, as they would be antidilutive.
(9) Commitments and contingencies
(a) Supply chain guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of June 30, 2018 and December 30, 2017, the Company was contingently liable under such supply chain agreements for approximately $119.9 million and $116.7 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of June 30, 2018 and December 30, 2017.
(b) Letters of credit
As of June 30, 2018 and December 30, 2017, the Company had standby letters of credit outstanding for a total of $32.4 million and $32.3 million, respectively. There were no amounts drawn down on these letters of credit.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of June 30, 2018 and December 30, 2017, $1.7 million and $3.6 million, respectively, was included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses incurred in connection with all outstanding litigation.
(10) Related-party transactions
The Company recognized revenues from its equity method investees, consisting of royalty income and sales of ice cream and other products, as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
B-R 31 Ice Cream Company., Ltd.	$626	587	971	876
BR-Korea Co., Ltd.	1,181	1,035	2,127	2,052
Palm Oasis Ventures Pty. Ltd.	768	958	1,473	1,967
	$2,575	2,580	4,571	4,895
As of June 30, 2018 and December 30, 2017, the Company had $4.4 million and $5.1 million, respectively, of receivables from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $825 thousand and $742 thousand during the three months ended June 30, 2018 and July 1, 2017, respectively, and $1.9 million and $1.8 million during the six months ended June 30, 2018 and July 1, 2017, respectively, primarily for the purchase of ice cream products.

(11) Advertising funds
Assets and liabilities of the advertising funds, which are restricted in their use, included in the consolidated balance sheets were as follows (in thousands):

	June 30, 2018	December 30, 2017
Accounts receivable, net	$21,359	18,075
Notes and other receivables, net	4,853	1,250
Prepaid income taxes	62	48
Prepaid expenses and other current assets	17,270	15,498
Total current assets	43,544	34,871
Property, equipment, and software, net	14,460	12,537
Other assets	1,466	14
Total assets	$59,470	47,422

Accounts payable	$50,005	37,110
Deferred revenue—current(a)	(743)	(550)
Other current liabilities	24,574	29,032
Total current liabilities	73,836	65,592
Deferred revenue—long-term(a)	(7,155)	(7,518)
Other long-term liabilities	23	30
Total liabilities	$66,704	58,104
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
The provisional amount included a $145.1 million tax benefit for the remeasurement of certain U.S. deferred tax assets and liabilities. In addition, the provisional amount included a $1.7 million tax expense for the income tax on the deemed repatriation of unremitted foreign earnings, net of estimated foreign tax credits. The provisional net tax benefit was computed based on information available to the Company at the time. There have been no material changes to these provisional amounts during the six months ended June 30, 2018, and there is still uncertainty as to the application of the Tax Act, including as it relates to state income taxes, because regulations and interpretations have not been released. In addition, certain estimates were used in computing the provisional amount, which will be finalized upon the filing of the Company’s 2017 U.S. federal tax return. As we complete our analysis of U.S. tax reform in fiscal year 2018, we may make adjustments to the provisional amounts, which may impact our provision for income taxes in the period in which the adjustments are made.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These risks and uncertainties include, but are not limited to: the ongoing level of profitability of franchisees and licensees; our franchisees’ and licensees’ ability to sustain same store sales growth; successful westward expansion; changes in working relationships with our franchisees and licensees and the actions of our franchisees and licensees; our master franchisees’ relationships with sub-franchisees; the success of our investments in the Dunkin' Donuts U.S. Blueprint for Growth; the strength of our brand in the markets in which we compete; changes in competition within the quick service restaurant segment of the food industry; changes in consumer behavior resulting from changes in technologies or alternative methods of delivery; economic and political conditions in the countries where we operate; our substantial indebtedness; our ability to protect our intellectual property rights; consumer preferences, spending patterns and demographic trends; the impact of seasonal changes, including weather effects, on our business; the success of our growth strategy and international development; changes in commodity and food prices, particularly coffee, dairy products and sugar, and other operating costs; shortages of coffee; failure of our network and information technology systems; interruptions or shortages in the supply of products to our franchisees and licensees; the impact of food borne-illness or food safety issues or adverse public or media opinions regarding the health effects of consuming our products; our ability to collect royalty payments from our franchisees and licensees; uncertainties relating to litigation; the ability of our franchisees and licensees to open new restaurants and keep existing restaurants in operation; our ability to retain key personnel; any inability to protect consumer credit card data and catastrophic events.
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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ Donuts and Baskin-Robbins brands. With more than 20,600 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of June 30, 2018, Dunkin’ Donuts had 12,676 global points of distribution with restaurants in 43 U.S. states, the District of Columbia, and 45 foreign countries. Baskin-Robbins had 8,011 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and 54 foreign countries.
We are organized into five reporting segments: Dunkin’ Donuts U.S., Dunkin’ Donuts International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. We generate revenue from five primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) continuing advertising fees from Dunkin’ Donuts and Baskin-Robbins franchisees and breakage and other revenue related to the gift card program, (iii) rental income from restaurant properties that we lease or sublease to franchisees, (iv) sales of ice cream and other products to franchisees in certain international markets, and (v) other income including fees for the licensing of our brands for products sold in certain retail outlets, the licensing of the rights to manufacture Baskin-Robbins ice cream products sold to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of June 30, 2018, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended June 30, 2018 and July 1, 2017 reflect the results of operations for the 13-week and 26-week periods ended on those dates.

Operating results for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018.
As a result of the adoption of new guidance related to revenue recognition during fiscal year 2018 (see note 3 of the unaudited consolidated financial statements included herein), all prior period amounts included below have been restated to reflect the new guidance.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Financial data (in thousands):
Total revenues	$350,640	334,176	651,982	630,534
Operating income	113,850	106,836	203,681	193,609
Adjusted operating income	119,810	112,229	215,517	204,376
Net income	60,498	51,092	110,650	95,385
Adjusted net income	64,789	54,328	119,172	101,845
Systemwide sales (in millions):
Dunkin’ Donuts U.S.	$2,275.6	2,175.0	4,291.5	4,132.1
Dunkin’ Donuts International	183.5	169.4	373.7	344.3
Baskin-Robbins U.S.	187.7	187.5	320.4	316.6
Baskin-Robbins International	383.3	370.7	704.4	639.5
Total systemwide sales	$3,030.0	2,902.6	5,690.0	5,432.5
Systemwide sales growth	4.4%	4.6%	4.7%	4.6%
Comparable store sales growth (decline):
Dunkin’ Donuts U.S.	1.4%	0.8%	0.5%	0.4%
Dunkin’ Donuts International	4.0%	(2.8)%	2.8%	(1.3)%
Baskin-Robbins U.S.	(0.4)%	(0.9)%	(0.8)%	(1.4)%
Baskin-Robbins International	(2.5)%	3.3%	3.0%	0.9%

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
Comparable store sales growth (decline) for Dunkin’ Donuts U.S. and Baskin-Robbins U.S. is calculated by including only sales from franchisee-operated restaurants that have been open at least 78 weeks and that have reported sales in the current and comparable prior year week. Comparable store sales growth (decline) for Dunkin’ Donuts International and Baskin-Robbins International generally represents the growth (decline) in local currency average monthly sales for franchisee-operated restaurants, including joint ventures, that have been open at least 13 months and that have reported sales in the current and comparable prior year month.
Overall growth in systemwide sales of 4.4% and 4.7% for the three- and six-month periods ended June 30, 2018 over the same periods in the prior fiscal year resulted from the following:

•
Dunkin’ Donuts U.S. systemwide sales growth of 4.6% and 3.9% for the three and six months ended June 30, 2018, respectively, was primarily a result of 313 net new restaurants opened since July 1, 2017 and comparable store sales growth of 1.4% and 0.5%, respectively. The increases in comparable store sales were driven by increased average ticket, offset by a decline in traffic. Comparable store sales growth for the three and six months ended June 30, 2018 was driven primarily by breakfast sandwich sales and beverage sales, including iced coffee and frozen beverages.

•
Dunkin’ Donuts International systemwide sales growth of 8.3% and 8.6% for the three and six months ended June 30, 2018, respectively, was driven by sales growth across all regions. For each of the three- and six-month periods ended June 30, 2018, sales in South Korea and Europe were positively impacted by foreign exchange rates. Additionally, for the six months ended June 30, 2018, sales in Latin America were positively impacted by foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 6% and 5% for the three and six months ended

June 30, 2018, respectively. Dunkin’ Donuts International comparable store sales grew 4.0% and 2.8% for the three and six months ended June 30, 2018, respectively, due primarily to growth in Asia and the Middle East.

•
Baskin-Robbins U.S. systemwide sales grew 0.1% and 1.2% for the three and six months ended June 30, 2018, respectively, primarily as a result of 10 net new restaurants opened since July 1, 2017. Comparable store sales declined 0.4% and 0.8% for the three and six months ended June 30, 2018, respectively, as a decrease in traffic was offset by an increase in average ticket. Sales of beverages, including shakes and smoothies, as well as the take-home category, grew during the three and six months ended June 30, 2018.

•
Baskin-Robbins International systemwide sales growth of 3.4% and 10.1% for the three and six months ended June 30, 2018, respectively, was driven by sales growth in South Korea, Asia, and Canada, offset by a decline in the Middle East. Sales in Japan declined for the three-month period, while they grew for the six-month period. Sales in South Korea and Japan were positively impacted by favorable foreign exchange rates for each of the three- and six-month periods ended June 30, 2018. Additionally, sales in Asia were positively impacted by favorable foreign exchange rates for the six-month period. On a constant currency basis, systemwide sales increased by approximately 1% and 6% for the three and six months ended June 30, 2018, respectively. Baskin-Robbins International comparable store sales declined 2.5% for the three months ended June 30, 2018 driven primarily by declines in Japan and the Middle East, offset by growth in South Korea. Comparable store sales growth of 3.0% for the six months ended June 30, 2018 was driven primarily by growth in South Korea and Japan, offset by a decline in the Middle East.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and six months ended June 30, 2018 and July 1, 2017 were as follows:

	June 30, 2018	July 1, 2017
Points of distribution, at period end:
Dunkin’ Donuts U.S.	9,261	8,948
Dunkin’ Donuts International	3,415	3,402
Baskin-Robbins U.S.	2,561	2,551
Baskin-Robbins International	5,450	5,341
Consolidated global points of distribution	20,687	20,242

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net openings (closings) during the period:
Dunkin’ Donuts U.S.	64	64	120	120
Dunkin’ Donuts International	14	(1)	18	(28)
Baskin-Robbins U.S.	(5)	12	1	13
Baskin-Robbins International	23	58	28	57
Consolidated global net openings	96	133	167	162
Total revenues for the three and six months ended June 30, 2018 increased $16.5 million, or 4.9%, and $21.4 million, or 3.4%, respectively, due primarily to increases in franchise fees and royalty income driven by Dunkin’ Donuts U.S. systemwide sales growth, as well as advertising fees and related income. The increases in advertising fees and related income were due primarily to additional gift card program service fees and an increase in advertising fees, offset by a decline in breakage income. Also contributing to the increases in revenues were increases in other revenues driven primarily by license fees related to Dunkin’ Donuts K-Cup® pods. These increases in revenues were offset by decreases in sales of ice cream and other products.
Operating income and adjusted operating income for the three months ended June 30, 2018 increased $7.0 million, or 6.6%, and $7.6 million, or 6.8%, respectively, from the prior year period. Operating income and adjusted operating income for the six months ended June 30, 2018 increased $10.1 million, or 5.2%, and $11.1 million, or 5.5%, respectively, from the prior year period. The increases were primarily a result of the increase in royalty income and a reduction of general and administrative expenses, offset by a decrease in net margin on ice cream due primarily to an increase in commodity costs. Additionally, the increases in operating and adjusting operating income for the six-month period were offset by a decrease in net income from our South Korea joint venture.
Net income and adjusted net income for the three months ended June 30, 2018 increased $9.4 million, or 18.4%, and $10.5 million, or 19.3%, respectively. Net income and adjusted net income for the six months ended June 30, 2018 increased $15.3 million, or 16.0%, and $17.3 million, or 17.0%, respectively. These increases were primarily a result of a decrease in income tax expense and the increases in operating income and adjusted operating income. The decrease in income tax expense was driven by a lower tax rate due to the enactment of the Tax Cuts and Jobs Act in the fourth quarter of fiscal year 2017 and an increase in excess tax benefits from share-based compensation. The increases in net income and adjusted net income were offset by an increase in net interest expense driven by additional borrowings incurred in conjunction with the refinancing transaction completed during the fourth quarter of fiscal year 2017.
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
Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands)
Operating income	$113,850	106,836	203,681	193,609
Adjustments:
Amortization of other intangible assets	5,307	5,333	10,682	10,660
Long-lived asset impairment charges	653	60	1,154	107
Adjusted operating income	$119,810	112,229	215,517	204,376

Net income	$60,498	51,092	110,650	95,385
Adjustments:
Amortization of other intangible assets	5,307	5,333	10,682	10,660
Long-lived asset impairment charges	653	60	1,154	107
Tax impact of adjustments(a)	(1,669)	(2,157)	(3,314)	(4,307)
Adjusted net income	$64,789	54,328	119,172	101,845

(a)	Tax impact of adjustments calculated at effective tax rates of 28% for the three and six months ended June 30, 2018 and 40% for the three and six months ended July 1, 2017.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Earnings per share:
Common—basic	$0.73	0.56	1.31	1.04
Common—diluted	0.72	0.55	1.29	1.03
Diluted adjusted earnings per share	0.77	0.59	1.39	1.10
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

The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands, except share and per share data)
Adjusted net income	$64,789	54,328	119,172	101,845
Weighted average number of common shares—diluted	84,113,681	92,606,525	85,995,475	92,863,378
Diluted adjusted earnings per share	$0.77	0.59	1.39	1.10
Results of operations
Consolidated results of operations

	Three months ended				Six months ended
	June 30, 2018	July 1, 2017	Increase (Decrease)		June 30, 2018	July 1, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$151,242	143,894	7,348	5.1%	$283,749	271,609	12,140	4.5%
Advertising fees and related income	131,539	122,361	9,178	7.5%	242,546	232,564	9,982	4.3%
Rental income	27,400	27,408	(8)	(0.0)%	51,878	51,830	48	0.1%
Sales of ice cream and other products	28,140	28,679	(539)	(1.9)%	49,917	51,185	(1,268)	(2.5)%
Other revenues	12,319	11,834	485	4.1%	23,892	23,346	546	2.3%
Total revenues	$350,640	334,176	16,464	4.9%	$651,982	630,534	21,448	3.4%
Total revenues for the three and six months ended June 30, 2018 increased $16.5 million, or 4.9%, and $21.4 million, or 3.4%, respectively, due primarily to increases in franchise fees and royalty income driven by Dunkin’ Donuts U.S. systemwide sales growth, as well as advertising fees and related income. The increases in advertising fees and related income were due primarily to additional gift card program service fees and increases in advertising fees, offset by declines in breakage income. Also contributing to the increases in revenues were increases in other revenues driven primarily by license fees related to Dunkin’ Donuts K-Cup® pods. These increases in revenues were offset by decreases in sales of ice cream and other products.

	Three months ended				Six months ended
	June 30, 2018	July 1, 2017	Increase (Decrease)		June 30, 2018	July 1, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$14,314	14,287	27	0.2%	$28,294	28,425	(131)	(0.5)%
Cost of ice cream and other products	22,781	22,199	582	2.6%	39,645	39,121	524	1.3%
Advertising expenses	132,579	123,676	8,903	7.2%	244,551	234,748	9,803	4.2%
General and administrative expenses, net	59,301	61,074	(1,773)	(2.9)%	119,125	121,443	(2,318)	(1.9)%
Depreciation and amortization	10,432	10,404	28	0.3%	20,840	20,815	25	0.1%
Long-lived asset impairment charges	653	60	593	988.3%	1,154	107	1,047	978.5%
Total operating costs and expenses	$240,060	231,700	8,360	3.6%	$453,609	444,659	8,950	2.0%
Net income of equity method investments	3,845	4,327	(482)	(11.1)%	5,878	7,146	(1,268)	(17.7)%
Other operating income (loss), net	(575)	33	(608)	(1,842.4)%	(570)	588	(1,158)	(196.9)%
Operating income	$113,850	106,836	7,014	6.6%	$203,681	193,609	10,072	5.2%
Occupancy expenses for franchised restaurants for the three months ended June 30, 2018 remained consistent with the prior year period. Occupancy expenses for franchised restaurants for the six months ended June 30, 2018 decreased $0.1 million due primarily to the timing of expenses incurred to record lease-related liabilities.
Net margin on ice cream and other products for the three and six months ended June 30, 2018 decreased $1.1 million, or 17.3%, and $1.8 million, or 14.9%, respectively, due primarily to an increase in commodity costs.
Advertising expenses increased $8.9 million and $9.8 million for the three and six months ended June 30, 2018, respectively, driven by the increases in advertising fees and related income.
General and administrative expenses for the three and six months ended June 30, 2018 decreased $1.8 million and $2.3 million, respectively, due primarily to costs incurred to support brand-building activities in the prior year periods, as well as decreases in personnel costs and travel expenses. Offsetting these decreases in general and administrative expenses were expenses incurred in the second quarter of fiscal year 2018 to support initiatives for the Dunkin’ Donuts U.S. “Blueprint for Growth,” our multi-year strategic growth plan.
Depreciation and amortization for each of the three and six months ended June 30, 2018 remained consistent with the respective prior year periods.
Long-lived asset impairment charges for the three and six months ended June 30, 2018 increased $0.6 million and $1.0 million, respectively, from the prior year periods. Such charges generally fluctuate based on the timing of lease terminations and the related write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three and six months ended June 30, 2018 decreased $0.5 million and $1.3 million, respectively, primarily as a result of decreases in net income from our South Korea and Japan joint ventures.
Other operating income (loss), net, which includes net gains and losses recognized in connection with the sale or disposal of property, equipment, and software, fluctuates based on the timing of such transactions.

	Three months ended				Six months ended
	June 30, 2018	July 1, 2017	Increase (Decrease)		June 30, 2018	July 1, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$31,022	24,460	6,562	26.8%	$61,857	49,010	12,847	26.2%
Other losses (income), net	272	(28)	300	n/m	599	(215)	814	n/m
Total other expense	$31,294	24,432	6,862	28.1%	$62,456	48,795	13,661	28.0%
Net interest expense increased $6.6 million and $12.8 million for the three and six months ended June 30, 2018, respectively, driven primarily by the securitization refinancing transaction that occurred in October 2017, which resulted in additional borrowings and an increase in the weighted average interest rate, offset by an increase in interest income earned on our cash balances.
The fluctuation in other losses (income), net, for the three and six months ended June 30, 2018 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended		Six months ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	(In thousands, except percentages)
Income before income taxes	$82,556	82,404	141,225	144,814
Provision for income taxes	22,058	31,312	30,575	49,429
Effective tax rate	26.7%	38.0%	21.6%	34.1%
The decrease in the effective tax rate for the three and six months ended June 30, 2018 was driven by the enactment of the Tax Cuts and Jobs Act in the fourth quarter of fiscal year 2017 which reduced the enacted corporate tax rate. Additionally, excess tax benefits from share-based compensation reduced the provision for income taxes by $1.4 million and $9.0 million for the three and six months ended June 30, 2018, respectively, compared to $0.7 million and $6.8 million for the three and six months ended July 1, 2017, respectively.
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
For reconciliations to total revenues and income before income taxes, see note 6 to the unaudited consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment.

Dunkin’ Donuts U.S.

	Three months ended				Six months ended
	June 30, 2018	July 1, 2017	Increase (Decrease)		June 30, 2018	July 1, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$125,221	119,096	6,125	5.1%	$236,054	226,271	9,783	4.3%
Franchise fees	4,765	4,564	201	4.4%	9,472	8,862	610	6.9%
Rental income	26,506	26,533	(27)	(0.1)%	50,097	50,057	40	0.1%
Other revenues	898	798	100	12.5%	1,678	1,841	(163)	(8.9)%
Total revenues	$157,390	150,991	6,399	4.2%	$297,301	287,031	10,270	3.6%
Segment profit	$119,562	116,113	3,449	3.0%	$224,625	217,807	6,818	3.1%
Dunkin’ Donuts U.S. revenues increased $6.4 million and $10.3 million for the three and six months ended June 30, 2018, respectively, due primarily to increases in royalty income driven by systemwide sales growth, as well as increases in franchise fees.
Dunkin’ Donuts U.S. segment profit increased $3.4 million and $6.8 million for the three and six months ended June 30, 2018, respectively, which was driven primarily by the increases in royalty income and franchise fees, offset by increases in general and administrative expenses, due primarily to expenses incurred in the second quarter of fiscal year 2018 to support the Dunkin’ Donuts U.S. Blueprint for Growth initiatives. Additionally, the increase to segment profit for the six-month period was offset by a gain recognized in connection with the sale of real estate in the prior year period.
Dunkin’ Donuts International

	Three months ended				Six months ended
	June 30, 2018	July 1, 2017	Increase (Decrease)		June 30, 2018	July 1, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$4,732	4,157	575	13.8%	$9,670	8,569	1,101	12.8%
Franchise fees	535	475	60	12.6%	983	908	75	8.3%
Other revenues	(9)	(20)	11	n/m	(30)	(32)	2	n/m
Total revenues	$5,258	4,612	646	14.0%	$10,623	9,445	1,178	12.5%
Segment profit	$3,503	1,571	1,932	123.0%	$6,709	2,998	3,711	123.8%
Dunkin’ Donuts International revenues for the three and six months ended June 30, 2018 increased by $0.6 million and $1.2 million, respectively, primarily as a result of increases in royalty income driven by systemwide sales growth.
Segment profit for Dunkin’ Donuts International for the three and six months ended June 30, 2018 increased $1.9 million and $3.7 million, respectively, primarily as a result of the increase in revenues, as well as decreases in both general and administrative expenses and advertising expenses. These increases in segment profit for the six-month period were offset by an increase in net loss from our South Korea joint venture.

Baskin-Robbins U.S.

	Three months ended				Six months ended
	June 30, 2018	July 1, 2017	Increase (Decrease)		June 30, 2018	July 1, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$9,005	9,080	(75)	(0.8)%	$15,414	15,764	(350)	(2.2)%
Franchise fees	303	193	110	57.0%	592	399	193	48.4%
Rental income	763	763	—	—%	1,530	1,547	(17)	(1.1)%
Sales of ice cream and other products	842	883	(41)	(4.6)%	1,520	1,409	111	7.9%
Other revenues	3,186	3,337	(151)	(4.5)%	5,556	5,714	(158)	(2.8)%
Total revenues	$14,099	14,256	(157)	(1.1)%	$24,612	24,833	(221)	(0.9)%
Segment profit	$10,622	10,865	(243)	(2.2)%	$17,857	18,248	(391)	(2.1)%
Baskin-Robbins U.S. revenues for each of the three and six months ended June 30, 2018 decreased $0.2 million due primarily to decreases in royalty income and other revenues, offset by increases in franchise fees. Additionally, the decrease in revenues for the six-month period was offset by an increase in sales of ice cream and other products.
Baskin-Robbins U.S. segment profit for the three and six months ended June 30, 2018 decreased $0.2 million and $0.4 million, respectively, primarily as a result of the decreases in total revenues, as well as increases in general and administrative expenses.
Baskin-Robbins International

	Three months ended				Six months ended
	June 30, 2018	July 1, 2017	Increase (Decrease)		June 30, 2018	July 1, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,154	1,858	296	15.9%	$3,697	3,289	408	12.4%
Franchise fees	251	288	(37)	(12.8)%	457	573	(116)	(20.2)%
Rental income	131	112	19	17.0%	251	226	25	11.1%
Sales of ice cream and other products	31,409	31,685	(276)	(0.9)%	55,381	56,089	(708)	(1.3)%
Other revenues	73	64	9	14.1%	120	110	10	9.1%
Total revenues	$34,018	34,007	11	0.0%	$59,906	60,287	(381)	(0.6)%
Segment profit	$11,526	12,530	(1,004)	(8.0)%	$18,967	20,701	(1,734)	(8.4)%
Baskin-Robbins International revenues for the three months ended June 30, 2018 were consistent with the prior year period as an increase in royalty income was offset by a decrease in sales of ice cream and other products.
Baskin-Robbins International revenues for the six months ended June 30, 2018 decreased $0.4 million due primarily to decreases in sales of ice cream products and franchise fees, offset by an increase in royalty income.
Baskin-Robbins International segment profit for the three months ended June 30, 2018 decreased $1.0 million as a result of a decrease in net margin on ice cream driven primarily by an increase in commodity costs, offset by the increase in royalty income.
Baskin-Robbins International segment profit for the six months ended June 30, 2018 decreased $1.7 million as a result of a decrease in net margin on ice cream driven primarily by an increase in commodity costs, as well as an increase in net loss from our Japan joint venture, offset by the increase in royalty income and a decrease in general and administrative expenses.

U.S. Advertising Funds

	Three months ended				Six months ended
	June 30, 2018	July 1, 2017	Increase (Decrease)		June 30, 2018	July 1, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Advertising fees and related income	$119,174	113,824	5,350	4.7%	$223,341	216,145	7,196	3.3%
Total revenues	$119,174	113,824	5,350	4.7%	$223,341	216,145	7,196	3.3%
Segment profit	$—	—	—	—%	$—	—	—	—%
U.S. Advertising Funds revenues for the three and six months ended June 30, 2018 increased $5.4 million, or 4.7%, and $7.2 million, or 3.3%, respectively, compared to the prior year periods due primarily to Dunkin’ Donuts U.S. systemwide sales growth. Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit.
Liquidity and capital resources
As of June 30, 2018, we held $367.9 million of cash and cash equivalents and $85.0 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $138.4 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of June 30, 2018, we had a borrowing capacity of $117.6 million under our $150.0 million 2017 Variable Funding Notes (as defined below).
As a result of the adoption of new guidance related to revenue recognition during fiscal year 2018 (see note 3 of the unaudited consolidated financial statements included herein), all prior period amounts included below have been restated to reflect the new guidance.
Operating, investing, and financing cash flows
Net cash provided by operating activities was $67.7 million for the six months ended June 30, 2018, as compared to $67.1 million in the prior year period. The $0.7 million increase in operating cash flows was driven primarily by a decrease in cash paid for income taxes, as well as favorable cash flows related to our gift card program due primarily to the timing of holidays and our prior year fiscal year end. Offsetting these increases in operating cash inflows were increases in cash paid for interest and other changes in working capital.
Net cash used in investing activities was $32.9 million for the six months ended June 30, 2018, as compared to $6.8 million in the prior year period. The $26.1 million increase in investing cash outflows was driven primarily by an increase in capital expenditures of $26.2 million primarily due to investments in technology infrastructure to support the Dunkin' Donuts U.S. Blueprint for Growth strategy.
Net cash used in financing activities was $694.0 million for the six months ended June 30, 2018, as compared to $152.2 million in the prior year period. The $541.8 million increase in financing cash outflows was driven primarily by incremental cash used in the current year period for accelerated share repurchases of common stock of $550.4 million, as well as an increase in the repayment of long-term debt of $3.3 million as a result of the refinancing completed in October 2017. Offsetting these increases in financing cash outflows was incremental cash generated from the exercise of stock options in the current year period of $10.5 million, as well as a decrease in cash used to pay quarterly dividends of $1.4 million.
Adjusted operating and investing cash flow
Net cash flows from operating and investing activities for the six months ended June 30, 2018 and July 1, 2017 include decreases of $37.3 million and $54.2 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the timing of holidays relative to our fiscal year end. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $72.2 million and $114.4 million of adjusted operating and investing cash flow during the six months ended June 30, 2018 and July 1, 2017, respectively. The decrease in adjusted operating and investing cash flow was driven primarily by an increase in capital expenditures, an increase in cash paid for interest and other changes in working capital. These decreases in adjusted operating and investing cash flow were offset by a decrease in cash paid for income taxes.
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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Six months ended
	June 30, 2018	July 1, 2017
Net cash provided by operating activities	$67,739	67,060
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	37,324	54,186
Plus: Net cash used in investing activities	(32,902)	(6,829)
Adjusted operating and investing cash flow	$72,161	114,417
Borrowing capacity
As of June 30, 2018, our securitized financing facility included original borrowings of approximately $1.75 billion, $1.40 billion, and $150.0 million related to the 2015 Class A-2-II Notes (as defined below), the 2017 Class A-2 Notes (as defined below), and the 2017 Variable Funding Notes (as defined below), respectively. As of June 30, 2018, there was approximately $3.09 billion of total principal outstanding on the 2015 Class A-2-II Notes and 2017 Class A-2 Notes, while there was $117.6 million in available commitments under the 2017 Variable Funding Notes as $32.4 million of letters of credit were outstanding.
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
In February 2018, we entered into two accelerated share repurchase agreements (the "February 2018 ASR Agreements") with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, we paid the financial institutions $650.0 million from cash on hand and received an initial delivery of 8,478,722 shares of our common stock on February 16, 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. At settlement, the financial institutions may be required to deliver additional shares of common stock to us or, under certain circumstances, we may be required to deliver shares of its common stock or may elect to make cash payment to the financial institutions. Final settlement of each of the February 2018 ASR Agreements is expected to be completed in the third quarter of fiscal year 2018.
In order to assess our current debt levels, including servicing our long-term debt, and our ability to take on additional borrowings, we monitor a leverage ratio of our long-term debt, net of cash (“Net Debt”), to adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). This leverage ratio, and the related Net Debt and Adjusted EBITDA measures used to compute it, are non-GAAP measures, and our use of the terms Net Debt and Adjusted EBITDA may vary from other companies, including those in our industry, due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Net Debt reflects the gross principal amount outstanding under our securitized financing facility, notes payable, and capital lease obligations, less short-term cash, cash equivalents, and restricted cash, excluding cash reserved for gift card/certificate programs. Adjusted EBITDA is defined in our securitized financing facility as net income before interest, taxes, depreciation and amortization, and impairment charges, as adjusted for certain items that are summarized in the table below. Net Debt should not be considered as an alternative to debt, total liabilities, or any other obligations derived in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Net Debt, Adjusted EBITDA, and the related leverage ratio have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. However, we believe that presenting Net Debt, Adjusted EBITDA, and the related leverage ratio are appropriate to provide additional information to investors to demonstrate our current debt levels and ability to take on additional borrowings.
As of June 30, 2018, we had a Net Debt to Adjusted EBITDA ratio of 5.3 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended June 30, 2018, respectively (in thousands):

June 30, 2018
Principal outstanding under 2017 Class A-2 Notes	$1,393,000
Principal outstanding under 2015 Class A-2 Notes	1,693,125
Other notes payable	1,486
Total capital lease obligations	7,482
Less: cash and cash equivalents	(367,940)
Less: restricted cash, current	(84,970)
Plus: cash held for gift card/certificate programs	137,045
Net Debt	$2,779,228

Twelve months ended
June 30, 2018
Net income	$286,474
Interest expense	119,682
Income tax benefit	(6,736)
Depreciation and amortization	41,444
Impairment charges	2,664
EBITDA	443,528
Adjustments:
Share-based compensation expense	14,628
Loss on debt extinguishment and refinancing transactions	6,996
Increase in deferred revenue related to franchise and licensing agreements	50,779
Other(a)	8,222
Total adjustments	80,625
Adjusted EBITDA	$524,153

(a)
Represents costs and fees associated with various franchisee-related investments, including investments in the Dunkin' Donuts U.S. Blueprint for Growth, bank fees, legal reserves, the allocation of share-based compensation expense to the advertising funds, and other non-cash gains and losses.

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
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

During the six month period ended June 30, 2018, we adopted new revenue recognition guidance. We implemented internal controls to ensure we adequately evaluated our contracts with customers and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.

Part II.        Other Information
Item 1.       Legal Proceedings
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. As of June 30, 2018, $1.7 million is recorded within other current liabilities in the consolidated balance sheet in connection with all outstanding litigation.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended June 30, 2018 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
04/01/18 - 04/28/18	—	$—	—	$—
04/29/18 - 06/02/18	—	—	—	250,000,000
06/03/18 - 06/30/18	—	—	—	250,000,000
Total	—	$—	—

(1)
In February 2018, the Company entered into two accelerated share repurchase agreements (the “February 2018 ASR Agreements”) with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, the Company paid the financial institutions $650.0 million from cash on hand and received an initial delivery of 8,478,722 shares of the Company's common stock in February 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. At settlement, the financial institutions may be required to deliver additional shares of common stock to the Company or, under certain circumstances, the Company may be required to deliver shares of its common stock or may elect to make cash payment to the financial institutions. Final settlement of each of the February 2018 ASR Agreements is expected to be completed in the third quarter of fiscal year 2018.

On May 22, 2018, our board of directors authorized a new share repurchase program for up to an aggregate of $250.0 million of our outstanding common stock. This repurchase authorization is valid for a period of two years. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.
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

Ex. 101.INS XBRL Instance Document

Ex. 101.SCH XBRL Taxonomy Extension Schema Document

Ex. 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.LAB XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

Ex. 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DUNKIN’ BRANDS GROUP, INC.

Date:	August 8, 2018	By:	/s/ David Hoffmann
David Hoffmann Chief Executive Officer