Form 10-Q
period 2018-09-29
DUNKIN' BRANDS GROUP, INC.
filed 2018-11-07
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
As of November 2, 2018, 82,597,346 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$428,179	1,018,317
Restricted cash	79,432	94,047
Accounts receivable, net of allowance for doubtful accounts of $3,961 and $4,390 as of September 29, 2018 and December 30, 2017, respectively	79,778	69,517
Notes and other receivables, net of allowance for doubtful accounts of $975 and $600 as of September 29, 2018 and December 30, 2017, respectively	53,933	52,332
Prepaid income taxes	20,826	21,927
Prepaid expenses and other current assets	48,214	48,193
Total current assets	710,362	1,304,333
Property, equipment, and software, net of accumulated depreciation of $155,723 and $143,319 as of September 29, 2018 and December 30, 2017, respectively	205,860	181,542
Equity method investments	142,954	140,615
Goodwill	888,293	888,308
Other intangible assets, net of accumulated amortization of $261,952 and $250,142 as of September 29, 2018 and December 30, 2017, respectively	1,340,034	1,357,157
Other assets	66,650	65,478
Total assets	$3,354,153	3,937,433
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$31,650	31,500
Capital lease obligations	554	596
Accounts payable	55,862	53,417
Deferred revenue	43,752	44,876
Other current liabilities	296,622	355,110
Total current liabilities	428,440	485,499
Long-term debt, net	3,017,281	3,035,857
Capital lease obligations	6,777	7,180
Unfavorable operating leases acquired	8,671	9,780
Deferred revenue	354,472	361,458
Deferred income taxes, net	200,196	214,345
Other long-term liabilities	73,874	77,853
Total long-term liabilities	3,661,271	3,706,473
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 82,468,705 shares issued and 82,441,928 shares outstanding as of September 29, 2018; 90,404,022 shares issued and 90,377,245 shares outstanding as of December 30, 2017	82	90
Additional paid-in capital	645,505	724,114
Treasury stock, at cost; 26,777 shares as of September 29, 2018 and December 30, 2017	(1,060)	(1,060)
Accumulated deficit	(1,365,010)	(968,148)
Accumulated other comprehensive loss	(15,075)	(9,535)
Total stockholders’ deficit	(735,558)	(254,539)
Total liabilities and stockholders’ deficit	$3,354,153	3,937,433

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Revenues:
Franchise fees and royalty income	$151,991	143,734	435,740	415,343
Advertising fees and related income	132,471	122,660	375,017	355,224
Rental income	27,547	27,713	79,425	79,543
Sales of ice cream and other products	24,867	23,173	74,784	74,358
Other revenues	13,135	12,791	37,027	36,137
Total revenues	350,011	330,071	1,001,993	960,605
Operating costs and expenses:
Occupancy expenses—franchised restaurants	14,765	15,333	43,059	43,758
Cost of ice cream and other products	21,311	19,457	60,956	58,578
Advertising expenses	133,732	124,080	378,283	358,828
General and administrative expenses, net	63,997	60,580	183,122	182,023
Depreciation	4,937	4,941	15,095	15,096
Amortization of other intangible assets	5,230	5,341	15,912	16,001
Long-lived asset impairment charges	55	536	1,209	643
Total operating costs and expenses	244,027	230,268	697,636	674,927
Net income of equity method investments	5,787	5,466	11,665	12,612
Other operating income (loss), net	(179)	3	(749)	591
Operating income	111,592	105,272	315,273	298,881
Other income (expense), net:
Interest income	1,930	624	5,088	1,370
Interest expense	(31,932)	(24,436)	(96,947)	(74,192)
Other income (losses), net	(101)	155	(700)	370
Total other expense, net	(30,103)	(23,657)	(92,559)	(72,452)
Income before income taxes	81,489	81,615	222,714	226,429
Provision for income taxes	15,422	40,445	45,997	89,874
Net income	$66,067	41,170	176,717	136,555
Earnings per share:
Common—basic	$0.80	0.46	2.10	1.50
Common—diluted	0.79	0.45	2.07	1.48
Cash dividends declared per common share	0.35	0.32	1.04	0.97
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income	$66,067	41,170	176,717	136,555
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(17) and $6 for the three months ended September 29, 2018 and September 30, 2017, respectively, and $(63) and $579 for the nine months ended September 29, 2018 and September 30, 2017, respectively	(412)	(637)	(6,156)	5,354
Effect of interest rate swaps, net of deferred tax benefit of $216 and $650 for the three and nine months ended September 30, 2017, respectively	—	(319)	—	(955)
Other, net	46	24	616	677
Total other comprehensive income (loss), net	(366)	(932)	(5,540)	5,076
Comprehensive income	$65,701	40,238	171,177	141,631
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 29, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$176,717	136,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,007	31,097
Amortization of debt issuance costs	3,761	4,843
Deferred income taxes	(13,984)	(10,649)
Provision for bad debt	340	599
Share-based compensation expense	10,862	10,896
Net income of equity method investments	(11,665)	(12,612)
Dividends received from equity method investments	4,509	4,711
Other, net	4,397	428
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	(12,504)	(854)
Prepaid income taxes, net	1,156	10,872
Prepaid expenses and other current assets	(137)	(12,606)
Accounts payable	2,324	955
Other current liabilities	(58,390)	(63,962)
Deferred revenue	(8,302)	29,197
Other, net	(3,562)	(3,290)
Net cash provided by operating activities	126,529	126,180
Cash flows from investing activities:
Additions to property, equipment, and software	(41,450)	(13,649)
Other, net	20	(101)
Net cash used in investing activities	(41,430)	(13,750)
Cash flows from financing activities:
Repayment of long-term debt	(23,688)	(18,750)
Payment of debt issuance and other debt-related costs	—	(312)
Dividends paid on common stock	(86,035)	(87,911)
Repurchases of common stock, including accelerated share repurchases	(650,368)	(127,186)
Exercise of stock options	71,657	33,267
Other, net	(1,101)	(214)
Net cash used in financing activities	(689,535)	(201,106)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(350)	576
Decrease in cash, cash equivalents, and restricted cash	(604,786)	(88,100)
Cash, cash equivalents, and restricted cash, beginning of period	1,114,099	431,832
Cash, cash equivalents, and restricted cash, end of period	$509,313	343,732
Supplemental cash flow information:
Cash paid for income taxes	$59,245	89,882
Cash paid for interest	96,290	70,038
Noncash investing activities:
Property, equipment, and software included in accounts payable and other current liabilities	2,865	2,533
Purchase of leaseholds in exchange for capital lease obligations	—	330
Purchase of property, equipment, and software in exchange for note payable	1,500	—
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1) Description of business and organization
Dunkin’ Brands Group, Inc. (“DBGI”), together with its consolidated subsidiaries, is one of the world’s leading franchisors of restaurants serving coffee and baked goods, as well as ice cream, within the quick service restaurant segment of the restaurant industry. We franchise and license a system of both traditional and nontraditional quick service restaurants and, in limited circumstances, have owned and operated locations. Through our Dunkin’ brand, we franchise restaurants featuring coffee, donuts, bagels, breakfast sandwiches, and related products. Additionally, we license Dunkin’ brand products sold in certain retail outlets such as retail packaged coffee, Dunkin’ K-Cup® pods, and ready-to-drink bottled iced coffee. Through our Baskin-Robbins brand, we franchise restaurants featuring ice cream, frozen beverages, and related products. Additionally, we distribute Baskin-Robbins ice cream products to certain international markets for sale in Baskin-Robbins restaurants and certain retail outlets.
Throughout these unaudited consolidated financial statements, “Dunkin’ Brands,” “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of September 29, 2018, the consolidated statements of operations and comprehensive income for the three and nine months ended September 29, 2018 and September 30, 2017, and the consolidated statements of cash flows for the nine months ended September 29, 2018 and September 30, 2017 are unaudited.
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
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 29, 2018 and September 30, 2017 reflect the results of operations for the 13-week and 39-week periods ended on those dates, respectively. Operating results for the three- and nine-month periods ended September 29, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018.
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

Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of September 29, 2018 and December 30, 2017 were as follows (in thousands):

	September 29, 2018	December 30, 2017
Cash and cash equivalents	$428,179	1,018,317
Restricted cash	79,432	94,047
Restricted cash, included in Other assets	1,702	1,735
Total cash, cash equivalents, and restricted cash	$509,313	1,114,099
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
Financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2018 and December 30, 2017 are summarized as follows (in thousands):

	September 29, 2018		December 30, 2017
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$11,521	11,521	10,836	10,836
Total assets	$11,521	11,521	10,836	10,836
Liabilities:
Deferred compensation liabilities	$10,952	10,952	13,543	13,543
Total liabilities	$10,952	10,952	13,543	13,543
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
The carrying value and estimated fair value of long-term debt as of September 29, 2018 and December 30, 2017 were as follows (in thousands):

	September 29, 2018		December 30, 2017
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$3,048,931	3,044,365	3,067,357	3,156,099
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, the fair value of our long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, advertising fees, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of September 29, 2018 and December 30, 2017, one master licensee, including its majority-owned subsidiaries, accounted for approximately 14% and 11%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for any of the three- and nine-month periods ended September 29, 2018 and September 30, 2017.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin' and Baskin-Robbins products under licensing arrangements. As of September 29, 2018, one of these third parties accounted for approximately 16% of total accounts and notes receivable. No individual third party accounted for more than 10% of total accounts and notes receivable as of December 30, 2017. No individual third party accounted for more than 10% of total revenues for any of the three- and nine-month periods ended September 29, 2018 and September 30, 2017.
(f) Advertising expenses
Advertising expenses in the consolidated statements of operations includes advertising expenses incurred by the Company, including those expenses incurred by the advertising funds and for the administration of the gift card program. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Costs of print advertising and certain promotion-related items are deferred and expensed the first time the advertising is displayed. Prepaid expenses and other current assets in the consolidated balance sheets include $14.3 million and $15.5 million at September 29, 2018 and December 30, 2017, respectively, that was related to advertising. Advertising expenses are allocated to interim periods in relation to the related revenues. When revenues of the advertising fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues.
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
Recent accounting pronouncements not yet adopted
In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease accounting guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required with an option to not restate comparative periods in the period of adoption. The Company expects to adopt this new guidance in fiscal year 2019 without restating comparative periods, and expects that substantially all of its operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption, thereby having a material impact to its consolidated balance sheet. We do not expect the adoption of the new guidance to have a material impact on the Company's net income, liquidity, or compliance with debt agreements. The Company expects to elect the package of practical expedients permitted under the new guidance, which includes allowing the Company to continue utilizing historical classification of leases.
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
Internationally, the Company sells master franchise agreements that grant the master franchisee the right to develop and operate, and in some instances sub-franchise, a certain number of restaurants within a particular geographic area. The master franchisee is typically required to pay an upfront market entry fee upon entering into the master franchise agreement and an upfront initial franchise fee for each developed restaurant prior to each respective opening. For the Dunkin’ brand and in certain Baskin-Robbins international markets, the master franchisee will also pay continuing fees, or royalty income, generally on a monthly basis based upon a percentage of sales. Generally, the master franchise agreement serves as the franchise agreement for the underlying restaurants, and the initial franchise term provided for each restaurant typically ranges between 10 and 20 years.
Generally, the franchise license granted for each individual restaurant within an arrangement represents a single performance obligation. Therefore, initial franchise fees and market entry fees for each arrangement are allocated to each individual restaurant and recognized over the term of the respective franchise agreement from the date of the restaurant opening. Royalty income is also recognized over the term of the respective franchise agreement based on the royalties earned each period as the underlying sales occur. Renewal fees are generally recognized over the renewal term for the respective restaurant from the start of the renewal period. Transfer fees are recognized over the remaining term of the franchise agreement beginning at the time of transfer. Incentives provided to franchisees in conjunction with a franchise/license agreement, territory agreement, or renewal agreement are recognized over the remaining term of the respective agreement. Additionally, for Baskin-Robbins international markets that do not pay a royalty, a portion of the consideration from sales of ice cream and other products is allocated to royalty income as consideration for the use of the franchise license, which is recognized when the related sales occur and is estimated based on royalty rates in effect for markets where the franchise license is sold on a standalone basis. Fees received or receivable that are expected to be recognized as revenue within one year are classified as current deferred revenue in the consolidated balance sheets.
Advertising fees and related income
Domestically and in limited international markets, franchise agreements typically require the franchisee to pay continuing advertising fees on a weekly basis based on a percentage of franchisee gross sales, which are recognized over the term of the respective franchise agreement based on the fees earned each period as the underlying sales occur.
The Company and its franchisees sell gift cards that are redeemable for products in our Dunkin’ and Baskin-Robbins restaurants. The Company manages the gift card program, and therefore collects all funds from the activation of gift cards and reimburses franchisees for the redemption of gift cards in their restaurants. A liability for unredeemed gift cards, as well as historical gift certificates sold, is included in other current liabilities in the consolidated balance sheets.
There are no expiration dates or service fees charged on the gift cards. While the franchisees continue to honor all gift cards presented for payment, the likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity. In these circumstances, the Company may recognize revenue from unredeemed gift cards (“breakage revenue”) if they are not subject to unclaimed property laws. For Dunkin’ gift cards enrolled in the DD Perks® Rewards loyalty program and other cards with expected similar redemption behavior, breakage is estimated and recognized at the point in time when the likelihood of redemption of any remaining card balance becomes remote, generally after a period of sufficient inactivity. Breakage on all other Dunkin’ gift cards and all Baskin-Robbins gift cards is estimated and recognized over time in proportion to actual gift card redemptions, based on historical redemption rates.

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
Sales of ice cream and other products
We distribute Baskin-Robbins ice cream products and, in limited cases, Dunkin’ products to franchisees in certain international locations. Revenue from the sale of ice cream and other products is recognized when title and risk of loss transfers to the buyer, which is generally upon delivery. Payment for ice cream and other products is generally due within a relatively short period of time subsequent to delivery.
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

(b) Disaggregation of revenue
Revenues are disaggregated by timing of revenue recognition and reconciled to reportable segment revenues as follows (in thousands):

	Three months ended September 29, 2018
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$124,805	8,626	5,192	2,140	—	140,763	4,812	145,575
Franchise fees	4,840	319	1,054	203	—	6,416	—	6,416
Advertising fees and related income	—	—	—	—	118,208	118,208	8,312	126,520
Other revenues	597	2,994	3	7	—	3,601	8,754	12,355
Total revenues recognized over time	130,242	11,939	6,249	2,350	118,208	268,988	21,878	290,866

Revenues recognized at a point in time:
Sales of ice cream and other products	—	906	—	28,625	—	29,531	(4,664)	24,867
Other revenues	405	63	7	45	—	520	260	780
Total revenues recognized at a point in time	405	969	7	28,670	—	30,051	(4,404)	25,647

Total revenues recognized under ASC 606	130,647	12,908	6,256	31,020	118,208	299,039	17,474	316,513

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	5,951	5,951
Rental income	26,637	773	—	137	—	27,547	—	27,547
Total revenues not subject to ASC 606	26,637	773	—	137	—	27,547	5,951	33,498

Total revenues	$157,284	13,681	6,256	31,157	118,208	326,586	23,425	350,011
(a) Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as “Other.”

	Three months ended September 30, 2017
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$118,831	8,501	4,442	1,966	—	133,740	4,380	138,120
Franchise fees	4,638	190	460	326	—	5,614	—	5,614
Advertising fees and related income	—	—	—	—	113,862	113,862	547	114,409
Other revenues	528	3,015	3	6	—	3,552	8,498	12,050
Total revenues recognized over time	123,997	11,706	4,905	2,298	113,862	256,768	13,425	270,193

Revenues recognized at a point in time:
Sales of ice cream and other products	—	771	—	26,512	—	27,283	(4,110)	23,173
Other revenues	405	47	8	24	—	484	257	741
Total revenues recognized at a point in time	405	818	8	26,536	—	27,767	(3,853)	23,914

Total revenues recognized under ASC 606	124,402	12,524	4,913	28,834	113,862	284,535	9,572	294,107

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	8,251	8,251
Rental income	26,786	798	—	129	—	27,713	—	27,713
Total revenues not subject to ASC 606	26,786	798	—	129	—	27,713	8,251	35,964

Total revenues	$151,188	13,322	4,913	28,963	113,862	312,248	17,823	330,071
(a) Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as “Other.”

	Nine months ended September 29, 2018
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$360,859	24,040	14,862	5,837	—	405,598	12,222	417,820
Franchise fees	14,312	911	2,037	660	—	17,920	—	17,920
Advertising fees and related income	—	—	—	—	341,549	341,549	17,062	358,611
Other revenues	1,720	8,400	5	8	—	10,133	24,877	35,010
Total revenues recognized over time	376,891	33,351	16,904	6,505	341,549	775,200	54,161	829,361

Revenues recognized at a point in time:
Sales of ice cream and other products	—	2,426	—	84,006	—	86,432	(11,648)	74,784
Other revenues	960	213	(25)	164	—	1,312	705	2,017
Total revenues recognized at a point in time	960	2,639	(25)	84,170	—	87,744	(10,943)	76,801

Total revenues recognized under ASC 606	377,851	35,990	16,879	90,675	341,549	862,944	43,218	906,162

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	16,406	16,406
Rental income	76,734	2,303	—	388	—	79,425	—	79,425
Total revenues not subject to ASC 606	76,734	2,303	—	388	—	79,425	16,406	95,831

Total revenues	$454,585	38,293	16,879	91,063	341,549	942,369	59,624	1,001,993
(a) Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as “Other.”

	Nine months ended September 30, 2017
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$345,103	24,265	13,011	5,255	—	387,634	11,353	398,987
Franchise fees	13,500	589	1,368	899	—	16,356	—	16,356
Advertising fees and related income	—	—	—	—	330,007	330,007	1,270	331,277
Other revenues	1,645	8,515	7	7	—	10,174	23,913	34,087
Total revenues recognized over time	360,248	33,369	14,386	6,161	330,007	744,171	36,536	780,707

Revenues recognized at a point in time:
Sales of ice cream and other products	—	2,179	—	82,602	—	84,781	(10,423)	74,358
Other revenues	1,129	261	(29)	133	—	1,494	556	2,050
Total revenues recognized at a point in time	1,129	2,440	(29)	82,735	—	86,275	(9,867)	76,408

Total revenues recognized under ASC 606	361,377	35,809	14,357	88,896	330,007	830,446	26,669	857,115

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	23,947	23,947
Rental income	76,842	2,346	—	355	—	79,543	—	79,543
Total revenues not subject to ASC 606	76,842	2,346	—	355	—	79,543	23,947	103,490

Total revenues	$438,219	38,155	14,357	89,251	330,007	909,989	50,616	960,605
(a) Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as “Other.”

(c) Contract balances
Information about receivables and deferred revenue subject to ASC 606 is as follows (in thousands):

	September 29, 2018	December 30, 2017	Balance Sheet Classification
Receivables	$103,097	76,455	Accounts receivable, net and Notes and other receivables, net

Deferred revenue:
Current	$30,724	27,724	Deferred revenue—current
Long-term	354,472	361,458	Deferred revenue—long term
Total	$385,196	389,182
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
The decrease in the deferred revenue balance as of September 29, 2018 is primarily driven by $24.0 million of revenues recognized that were included in the deferred revenue balance as of December 30, 2017, as well as franchisee incentives provided during fiscal year 2018, offset by cash payments received or due in advance of satisfying our performance obligations.
As of September 29, 2018 and December 30, 2017, there were no contract assets from contracts with customers.
(d) Transaction price allocated to remaining performance obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied at September 29, 2018 is as follows (in thousands):

Fiscal year:
2018(a)	$9,279
2019	26,031
2020	22,744
2021	22,628
2022	22,441
Thereafter	244,692
Total	$347,815

(a) Represents the estimate for remainder of fiscal year 2018 which excludes the nine months ended September 29, 2018.
The estimated revenue in the table above does not contemplate future franchise renewals or new franchise agreements for restaurants for which a franchise agreement or SDA does not exist at September 29, 2018. Additionally, the table above excludes $63.6 million of consideration allocated to restaurants that are not yet open at September 29, 2018. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above. Additionally, the Company has applied the transition practical expedient that allows the Company to omit the above disclosures for the fiscal year ended December 30, 2017.
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
Previously, breakage from Dunkin’ and Baskin-Robbins gift cards was recorded as a reduction to general and administrative expenses, net, to offset the related gift card program costs. In accordance with the new guidance, breakage revenue is now reported on a gross basis in the consolidated statements of operations within advertising fees and related income, and the related gift card program costs are included in advertising expenses.
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

Consolidated Statements of Operations
Three months ended September 30, 2017
(In thousands, except per share data)
		Adjustments for new revenue recognition guidance
	Previously reported	Franchise fees	Advertising	Ice cream royalty allocation	Other revenue transactions	Restated

Revenues:
Franchise fees and royalty income	$151,809	(12,453)	—	4,378	—	143,734
Advertising fees and related income	—	—	122,660	—	—	122,660
Rental income	27,713	—	—	—	—	27,713
Sales of ice cream and other products	27,551	—	—	(4,378)	—	23,173
Other revenues	17,095	(2,346)	—	—	(1,958)	12,791
Total revenues	224,168	(14,799)	122,660	—	(1,958)	330,071
Operating costs and expenses:
Occupancy expenses—franchised restaurants	15,333	—	—	—	—	15,333
Cost of ice cream and other products	19,457	—	—	—	—	19,457
Advertising expenses	—	—	124,080	—	—	124,080
General and administrative expenses, net	61,996	—	(1,416)	—	—	60,580
Depreciation	4,941	—	—	—	—	4,941
Amortization of other intangible assets	5,341	—	—	—	—	5,341
Long-lived asset impairment charges	536	—	—	—	—	536
Total operating costs and expenses	107,604	—	122,664	—	—	230,268
Net income of equity method investments	5,466	—	—	—	—	5,466
Other operating income, net	3	—	—	—	—	3
Operating income	122,033	(14,799)	(4)	—	(1,958)	105,272
Other income (expense), net:
Interest income	624	—	—	—	—	624
Interest expense	(24,436)	—	—	—	—	(24,436)
Other gains, net	155	—	—	—	—	155
Total other expense, net	(23,657)	—	—	—	—	(23,657)
Income before income taxes	98,376	(14,799)	(4)	—	(1,958)	81,615
Provision (benefit) for income taxes	46,130	(4,716)	—	—	(969)	40,445
Net income	$52,246	(10,083)	(4)	—	(989)	41,170

Earnings per share—basic	$0.58					0.46
Earnings per share—diluted	0.57					0.45

Consolidated Statements of Operations
Nine months ended September 30, 2017
(In thousands, except per share data)
		Adjustments for new revenue recognition guidance
	Previously reported	Franchise fees	Advertising	Ice cream royalty allocation	Other revenue transactions	Restated

Revenues:
Franchise fees and royalty income	$426,944	(22,953)	—	11,352	—	415,343
Advertising fees and related income	—	—	355,224	—	—	355,224
Rental income	79,543	—	—	—	—	79,543
Sales of ice cream and other products	85,710	—	—	(11,352)	—	74,358
Other revenues	41,165	(4,501)	—	—	(527)	36,137
Total revenues	633,362	(27,454)	355,224	—	(527)	960,605
Operating costs and expenses:
Occupancy expenses—franchised restaurants	43,758	—	—	—	—	43,758
Cost of ice cream and other products	58,578	—	—	—	—	58,578
Advertising expenses	—	—	358,828	—	—	358,828
General and administrative expenses, net	185,613	—	(3,590)	—	—	182,023
Depreciation	15,096	—	—	—	—	15,096
Amortization of other intangible assets	16,001	—	—	—	—	16,001
Long-lived asset impairment charges	643	—	—	—	—	643
Total operating costs and expenses	319,689	—	355,238	—	—	674,927
Net income of equity method investments	12,612	—	—	—	—	12,612
Other operating income, net	591	—	—	—	—	591
Operating income	326,876	(27,454)	(14)	—	(527)	298,881
Other income (expense), net:
Interest income	1,370	—	—	—	—	1,370
Interest expense	(74,192)	—	—	—	—	(74,192)
Other gains, net	370	—	—	—	—	370
Total other expense, net	(72,452)	—	—	—	—	(72,452)
Income before income taxes	254,424	(27,454)	(14)	—	(527)	226,429
Provision (benefit) for income taxes	99,007	(8,550)	—	—	(583)	89,874
Net income	$155,417	(18,904)	(14)	—	56	136,555

Earnings per share—basic	$1.71					1.50
Earnings per share—diluted	1.68					1.48

The adoption of the new revenue recognition guidance had no impact on the Company’s total cash flows. Adjustments presented in the cash flow information below result from full consolidation of the advertising funds, and reflect the investing activities, consisting solely of additions to property, equipment, and software, of such funds.

Select Cash Flow Information
(In thousands)

	Nine months ended September 30, 2017
	Previously reported	Adjustments for new revenue recognition guidance	Restated

Net cash provided by operating activities	$121,529	4,651	126,180
Net cash used in investing activities	(9,099)	(4,651)	(13,750)
Net cash used in financing activities	(201,106)	—	(201,106)
Decrease in cash, cash equivalents, and restricted cash	(88,100)	—	(88,100)
(4) Debt
Debt at September 29, 2018 and December 30, 2017 consisted of the following (in thousands):

	September 29, 2018	December 30, 2017
2015 Class A-2-II Notes	$1,688,750	1,701,875
2017 Class A-2-I Notes	595,500	600,000
2017 Class A-2-II Notes	794,000	800,000
Other	1,438	—
Debt issuance costs, net of amortization	(30,757)	(34,518)
Total debt	3,048,931	3,067,357
Less current portion of long-term debt	31,650	31,500
Total long-term debt	$3,017,281	3,035,857
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
As of September 29, 2018 and December 30, 2017, $32.4 million and $32.3 million, respectively, of letters of credit were outstanding against the 2017 Variable Funding Notes which relate primarily to interest reserves required under the base indenture and related supplemental indentures. There were no amounts drawn down on these letters of credit as of September 29, 2018 or December 30, 2017.
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

(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	September 29, 2018	December 30, 2017
Gift card/certificate liability	$156,938	228,783
Accrued payroll and benefits	29,846	30,768
Accrued interest	13,640	17,902
Accrued professional costs	6,587	5,527
Accrued advertising expenses	40,450	35,210
Franchisee profit-sharing liability	8,392	13,243
Other	40,769	23,677
Total other current liabilities	$296,622	355,110
The decrease in the gift card/certificate liability was driven by the seasonality of our gift card program. The franchisee profit-sharing liability represents amounts owed to franchisees from the net profits primarily on the sale of Dunkin’ K-Cup® pods, retail packaged coffee, and ready-to-drink bottled iced coffee in certain retail outlets.
(6) Segment information
The Company is strategically aligned into two global brands, Dunkin’ and Baskin-Robbins, which are further segregated between U.S. operations and international operations. Additionally, the Company administers and directs the development of all advertising and promotional programs in the U.S. advertising funds. As such, the Company has determined that it has five reportable segments: Dunkin’ U.S., Dunkin’ International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. Dunkin’ U.S., Baskin-Robbins U.S., and Dunkin’ International primarily derive their revenues through royalty income and franchise fees. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement and rental income. Dunkin’ U.S. also derives revenue through rental income. Baskin-Robbins International primarily derives its revenues from sales of ice cream products, as well as royalty income, franchise fees, and license fees. U.S. Advertising Funds primarily derive revenues through continuing advertising fees from Dunkin’ and Baskin-Robbins franchisees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, impairment of our equity method investments, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are generally consistent with those used in the consolidated financial statements.
Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenues earned through certain licensing arrangements with third parties in which our brand names are used, including the licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and sales of Dunkin’ branded ready-to-drink bottled iced coffee and retail packaged coffee, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Dunkin’ U.S.	$157,284	151,188	454,585	438,219
Dunkin’ International	6,256	4,913	16,879	14,357
Baskin-Robbins U.S.	13,681	13,322	38,293	38,155
Baskin-Robbins International	31,157	28,963	91,063	89,251
U.S. Advertising Funds	118,208	113,862	341,549	330,007
Total reportable segment revenues	326,586	312,248	942,369	909,989
Other	23,425	17,823	59,624	50,616
Total revenues	$350,011	330,071	1,001,993	960,605

Amounts included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Dunkin’ U.S.	$121,667	115,398	346,292	333,205
Dunkin’ International	4,549	1,195	11,258	4,193
Baskin-Robbins U.S.	10,183	10,035	28,040	28,283
Baskin-Robbins International	12,009	11,573	30,976	32,274
U.S. Advertising Funds	—	—	—	—
Total reportable segments	148,408	138,201	416,566	397,955
Corporate and other	(31,531)	(27,052)	(84,172)	(82,430)
Interest expense, net	(30,002)	(23,812)	(91,859)	(72,822)
Amortization of other intangible assets	(5,230)	(5,341)	(15,912)	(16,001)
Long-lived asset impairment charges	(55)	(536)	(1,209)	(643)
Other income (losses), net	(101)	155	(700)	370
Income before income taxes	$81,489	81,615	222,714	226,429
Net income of equity method investments is included in segment profit for the Dunkin’ International and Baskin-Robbins International reportable segments. Amounts reported as “Other” in the segment profit table below include the reduction in depreciation and amortization, net of tax, reported by our equity method investees as a result of previously recorded impairment charges. Net income of equity method investments by reportable segment was as follows (in thousands):

	Net income (loss) of equity method investments
	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Dunkin’ International	$85	9	(299)	(68)
Baskin-Robbins International	4,863	4,492	9,516	9,468
Total reportable segments	4,948	4,501	9,217	9,400
Other	839	965	2,448	3,212
Total net income of equity method investments	$5,787	5,466	11,665	12,612
(7) Stockholders’ deficit
The changes in total stockholders’ deficit were as follows (in thousands):

Total stockholders’ deficit
Balance as of December 30, 2017	$(254,539)
Net income	176,717
Other comprehensive loss, net	(5,540)
Dividends paid on common stock	(86,035)
Exercise of stock options	71,657
Accelerated share repurchases of common stock	(650,368)
Share-based compensation expense	10,862
Other, net	1,688
Balance as of September 29, 2018	$(735,558)

(a) Treasury stock
In February 2018, the Company entered into two accelerated share repurchase agreements (the “February 2018 ASR Agreements”) with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, the Company paid the financial institutions $650.0 million from cash on hand and received initial deliveries totaling 8,478,722 shares of the Company's common stock in February 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. Upon final settlement of the February 2018 ASR Agreements in August 2018, the Company received additional deliveries totaling 1,691,832 shares of its common stock based on a weighted average cost per share of $63.91 over the term of the February 2018 ASR Agreements.

The Company accounts for treasury stock under the cost method based on the cost of the shares on the dates of repurchase plus any direct costs incurred. During the nine months ended September 29, 2018, the Company retired 10,170,554 shares of treasury stock repurchased under the February 2018 ASR Agreements. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $77.7 million and an increase in accumulated deficit of $572.6 million.
(b) Equity incentive plans
During the nine months ended September 29, 2018, the Company granted stock options to purchase 909,027 shares of common stock and 86,605 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options generally vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with an exercise price of $59.60 per share and have a weighted average grant-date fair value of $10.44 per share. The RSUs granted to employees and members of our board of directors vest in equal annual amounts over a three-year period and a one-year period, respectively, subsequent to the grant date and have a weighted average grant-date fair value of $60.80 per share.
In addition, the Company granted 67,993 performance stock units (“PSUs”) to certain employees during the nine months ended September 29, 2018. These PSUs are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 30,974 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 37,019 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $65.52 per share. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs have a grant-date fair value of $57.10 per share. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
Total compensation expense related to all share-based awards was $3.9 million and $3.6 million for the three months ended September 29, 2018 and September 30, 2017, respectively, and $10.9 million for each of the nine months ended September 29, 2018 and September 30, 2017 and is included in general and administrative expenses, net in the consolidated statements of operations.
(c) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive loss
Balance as of December 30, 2017	$(8,084)	(1,451)	(9,535)
Other comprehensive income (loss), net	(6,156)	616	(5,540)
Balance as of September 29, 2018	$(14,240)	(835)	(15,075)
(d) Dividends
The Company paid a quarterly dividend of $0.3475 per share of common stock on March 21, 2018, June 6, 2018, and September 5, 2018 totaling approximately $28.6 million, $28.8 million, and $28.6 million, respectively. On October 25, 2018, the Company announced that its board of directors approved the next quarterly dividend of $0.3475 per share of common stock payable December 5, 2018 to shareholders of record as of the close of business on November 26, 2018.
(8) Earnings per share
The computation of basic and diluted earnings per common share is as follows (in thousands, except for share and per share data):

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income—basic and diluted	$66,067	41,170	176,717	136,555
Weighted average number of common shares:
Common—basic	82,770,757	90,290,361	84,030,391	91,051,458
Common—diluted	84,107,840	91,433,076	85,366,264	92,386,611
Earnings per common share:
Common—basic	$0.80	0.46	2.10	1.50
Common—diluted	0.79	0.45	2.07	1.48
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,337,083 and 1,142,715 equity awards for the three months ended September 29, 2018 and September 30, 2017, respectively, and includes the dilutive effect of 1,335,873 and 1,335,153 equity awards for the nine months ended September 29, 2018 and September 30, 2017, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of September 29, 2018 and September 30, 2017, there were 189,077 and 150,000 shares, respectively, related to equity awards that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 22,289 and 1,315,258 equity awards for the three months ended September 29, 2018 and September 30, 2017, respectively, and 962,547 and 1,524,739 equity awards for the nine months ended September 29, 2018 and September 30, 2017, respectively, as they would be antidilutive.
(9) Commitments and contingencies
(a) Supply chain guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of September 29, 2018 and December 30, 2017, the Company was contingently liable under such supply chain agreements for approximately $109.7 million and $116.7 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of September 29, 2018 and December 30, 2017.
(b) Letters of credit
As of September 29, 2018 and December 30, 2017, the Company had standby letters of credit outstanding for a total of $32.4 million and $32.3 million, respectively. There were no amounts drawn down on these letters of credit.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of September 29, 2018 and December 30, 2017, $1.9 million and $3.6 million, respectively, was included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses incurred in connection with all outstanding litigation.

(10) Related-party transactions
The Company recognized revenues from its equity method investees, consisting of royalty income and sales of ice cream and other products, as follows (in thousands):

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
B-R 31 Ice Cream Company., Ltd.	$603	588	1,574	1,464
BR-Korea Co., Ltd.	1,277	1,122	3,404	3,174
Palm Oasis Ventures Pty. Ltd.	1,856	702	3,329	2,669
	$3,736	2,412	8,307	7,307
As of September 29, 2018 and December 30, 2017, the Company had $5.7 million and $5.1 million, respectively, of receivables from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $889 thousand and $958 thousand during the three months ended September 29, 2018 and September 30, 2017, respectively, and $2.8 million during each of the nine months ended September 29, 2018 and September 30, 2017 primarily for the purchase of ice cream products.
(11) Advertising funds
Assets and liabilities of the advertising funds, which are restricted in their use, included in the consolidated balance sheets were as follows (in thousands):

	September 29, 2018	December 30, 2017
Accounts receivable, net	$20,360	18,075
Notes and other receivables, net	7,661	1,250
Prepaid income taxes	62	48
Prepaid expenses and other current assets	14,247	15,498
Total current assets	42,330	34,871
Property, equipment, and software, net	15,302	12,537
Other assets	1,361	14
Total assets	$58,993	47,422

Accounts payable	$42,346	37,110
Deferred revenue—current(a)	(743)	(550)
Other current liabilities	32,252	29,032
Total current liabilities	73,855	65,592
Deferred revenue—long-term(a)	(6,965)	(7,518)
Other long-term liabilities	19	30
Total liabilities	$66,909	58,104
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
The provisional amount included a $145.1 million tax benefit for the remeasurement of certain U.S. deferred tax assets and liabilities. In addition, the provisional amount included a $1.7 million tax expense for the income tax on the deemed repatriation of unremitted foreign earnings, net of estimated foreign tax credits. The provisional net tax benefit was computed based on information available to the Company at the time. There have been no material changes to these provisional amounts during the nine months ended September 29, 2018. There is still uncertainty as to the application of the Tax Act, including as it relates to state income taxes, because, while some regulations have been released, the guidance is not complete. Certain estimates which were used in computing the provisional amount were finalized upon the filing of the Company's 2017 U.S. federal tax return with no material change to the provisional amount. As we complete our analysis of U.S. tax reform in fiscal year 2018, we may make adjustments to the provisional amounts, which may impact our provision for income taxes in the period in which the adjustments are made.

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
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These risks and uncertainties include, but are not limited to: the ongoing level of profitability of franchisees and licensees; our franchisees’ and licensees’ ability to sustain same store sales growth; successful westward expansion; changes in working relationships with our franchisees and licensees and the actions of our franchisees and licensees; our master franchisees’ relationships with sub-franchisees; the success of our investments in the Dunkin' U.S. Blueprint for Growth; the strength of our brand in the markets in which we compete; changes in competition within the quick service restaurant segment of the food industry; changes in consumer behavior resulting from changes in technologies or alternative methods of delivery; economic and political conditions in the countries where we operate; our substantial indebtedness; our ability to protect our intellectual property rights; consumer preferences, spending patterns and demographic trends; the impact of seasonal changes, including weather effects, on our business; the success of our growth strategy and international development; changes in commodity and food prices, particularly coffee, dairy products and sugar, and other operating costs; shortages of coffee; failure of our network and information technology systems; interruptions or shortages in the supply of products to our franchisees and licensees; the impact of food borne-illness or food safety issues or adverse public or media opinions regarding the health effects of consuming our products; our ability to collect royalty payments from our franchisees and licensees; uncertainties relating to litigation; the ability of our franchisees and licensees to open new restaurants and keep existing restaurants in operation; our ability to retain key personnel; any inability to protect consumer credit card data and catastrophic events.
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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ and Baskin-Robbins brands. With more than 20,700 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of September 29, 2018, Dunkin’ had 12,740 global points of distribution with restaurants in 43 U.S. states, the District of Columbia, and 42 foreign countries. Baskin-Robbins had 8,024 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and 54 foreign countries.
We are organized into five reporting segments: Dunkin’ U.S., Dunkin’ International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. We generate revenue from five primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) continuing advertising fees from Dunkin’ and Baskin-Robbins franchisees and breakage and other revenue related to the gift card program, (iii) rental income from restaurant properties that we lease or sublease to franchisees, (iv) sales of ice cream and other products to franchisees in certain international markets, and (v) other income including fees for the licensing of our brands for products sold in certain retail outlets, the licensing of the rights to manufacture Baskin-Robbins ice cream products sold to U.S. franchisees, refranchising gains, transfer fees from franchisees, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of September 29, 2018, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 29, 2018 and September 30, 2017 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 29, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018.
As a result of the adoption of new guidance related to revenue recognition during fiscal year 2018 (see note 3 of the unaudited consolidated financial statements included herein), all prior period amounts included below have been restated to reflect the new guidance.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Financial data (in thousands):
Total revenues	$350,011	330,071	1,001,993	960,605
Operating income	111,592	105,272	315,273	298,881
Adjusted operating income	116,877	111,149	332,394	315,525
Net income	66,067	41,170	176,717	136,555
Adjusted net income	69,872	44,696	189,044	146,541
Systemwide sales (in millions):
Dunkin’ U.S.	$2,266.9	2,166.3	6,558.4	6,298.4
Dunkin’ International	194.9	189.3	568.6	533.6
Baskin-Robbins U.S.	180.6	177.0	501.0	493.6
Baskin-Robbins International	425.4	382.2	1,129.8	1,021.8
Total systemwide sales	$3,067.8	2,914.8	8,757.8	8,347.4
Systemwide sales growth	5.2%	3.3%	4.9%	4.2%
Comparable store sales growth (decline):
Dunkin’ U.S.	1.3%	0.6%	0.8%	0.5%
Dunkin’ International	2.5%	1.3%	2.6%	(0.1)%
Baskin-Robbins U.S.	1.8%	(0.4)%	0.1%	(1.1)%
Baskin-Robbins International	7.5%	(4.3)%	4.6%	(1.0)%

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
Comparable store sales growth (decline) for Dunkin’ U.S. and Baskin-Robbins U.S. is calculated by including only sales from franchisee-operated restaurants that have been open at least 78 weeks and that have reported sales in the current and comparable prior year week. Comparable store sales growth (decline) for Dunkin’ International and Baskin-Robbins International generally represents the growth (decline) in local currency average monthly sales for franchisee-operated restaurants, including joint ventures, that have been open at least 13 months and that have reported sales in the current and comparable prior year month.
Overall growth in systemwide sales of 5.2% and 4.9% for the three- and nine-month periods ended September 29, 2018 over the same periods in the prior fiscal year resulted from the following:

•
Dunkin’ U.S. systemwide sales growth of 4.6% and 4.1% for the three and nine months ended September 29, 2018, respectively, was primarily a result of 298 net new restaurants opened since September 30, 2017 and comparable store sales growth of 1.3% and 0.8%, respectively. The increases in comparable store sales were driven by increased average ticket, offset by a decline in traffic. Comparable store sales growth for the three and nine months ended September 29, 2018 was driven primarily by beverage sales, including iced coffee and frozen beverages, and breakfast sandwich sales.

•
Dunkin’ International systemwide sales growth of 2.9% for the three months ended September 29, 2018 was driven by sales growth in the Middle East, offset by a sales decline in Asia. For the three months ended September 29, 2018, sales in Asia were negatively impacted by unfavorable foreign exchange rates. Dunkin’ International systemwide sales growth of 6.6% for the nine months ended September 29, 2018 was driven by sales growth across all regions. For the nine months ended September 29, 2018, sales in South Korea, Europe, and Latin America were positively impacted by foreign exchange rates, while sales in Asia were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 5% for each of the each of the three- and nine-month periods ended September 29, 2018. Dunkin’ International comparable store sales grew 2.5% and 2.6% for the three and nine months ended September 29, 2018, respectively, due primarily to growth in the Middle East, Asia, and Latin America, offset by a decline in Europe.

•
Baskin-Robbins U.S. systemwide sales grew 2.0% and 1.5% for the three and nine months ended September 29, 2018, respectively, primarily as a result of comparable store sales growth of 1.8% and 0.1%, respectively, offset by four net restaurant closures since September 30, 2017. The increases in comparable store sales were driven by increased average ticket, offset by a decline in traffic. Sales of beverages, including shakes and smoothies, as well as the take-home category, grew during the three and nine months ended September 29, 2018.

•
Baskin-Robbins International systemwide sales growth of 11.3% and 10.6% for the three and nine months ended September 29, 2018, respectively, was driven by sales growth in South Korea, the Middle East, Japan, and Canada. Sales in Asia declined for the three-month period, while they grew for the nine-month period. For the three months ended September 29, 2018, sales in South Korea were positively impacted by favorable foreign exchange rates, while all other regions were negatively impacted by unfavorable foreign exchange rates. For the nine months ended September 29, 2018, sales in South Korea, Japan, and Asia were positively impacted by favorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 12% and 8% for the three and nine months ended September 29, 2018, respectively. Baskin-Robbins International comparable store sales growth of 7.5% and 4.6% for the three and nine months ended September 29, 2018, respectively, was driven primarily by growth in South Korea.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and nine months ended September 29, 2018 and September 30, 2017 were as follows:

	September 29, 2018	September 30, 2017
Points of distribution, at period end:
Dunkin’ U.S.	9,313	9,015
Dunkin’ International	3,427	3,420
Baskin-Robbins U.S.	2,558	2,562
Baskin-Robbins International	5,466	5,382
Consolidated global points of distribution	20,764	20,379

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net openings (closings) during the period:
Dunkin’ U.S.	52	67	172	187
Dunkin’ International	12	18	30	(10)
Baskin-Robbins U.S.	(3)	11	(2)	24
Baskin-Robbins International	16	41	44	98
Consolidated global net openings	77	137	244	299
Total revenues for the three and nine months ended September 29, 2018 increased $19.9 million, or 6.0%, and $41.4 million, or 4.3%, respectively, due primarily to increases in franchise fees and royalty income driven by Dunkin’ U.S. systemwide sales growth, as well as advertising fees and related income. The increases in advertising fees and related income were due primarily to additional gift card program service fees and increases in advertising fees, offset by declines in breakage income. Also contributing to the increases in revenues were increases in sales of ice cream and other products, as well as increases in other revenues driven primarily by license fees related to Dunkin’ K-Cup® pods.
Operating income and adjusted operating income for the three months ended September 29, 2018 increased $6.3 million, or 6.0%, and $5.7 million, or 5.2%, respectively, from the prior year period. Operating income and adjusted operating income for the nine months ended September 29, 2018 increased $16.4 million, or 5.5%, and $16.9 million, or 5.3%, respectively, from the prior year period. The increases were primarily a result of the increases in royalty income, offset by increases in general and administrative expenses, decreases in net margin on ice cream due primarily to an increase in commodity costs, and decreases in net income from our Japan joint venture. Additionally, an increase in net income from our South Korea joint venture contributed to the increases in operating income and adjusted operating income for the three-month period. The increases in general and administrative expenses were due primarily to expenses incurred in connection with our 2018 Global Convention held in the third quarter of fiscal year 2018 as well as expenses incurred in fiscal year 2018 to support initiatives for the Dunkin’ U.S. Blueprint for Growth, our multi-year strategic growth plan.
Net income and adjusted net income for the three months ended September 29, 2018 increased $24.9 million, or 60.5%, and $25.2 million, or 56.3%, respectively. Net income and adjusted net income for the nine months ended September 29, 2018 increased $40.2 million, or 29.4%, and $42.5 million, or 29.0%, respectively. These increases were primarily a result of decreases in income tax expense and the increases in operating income and adjusted operating income, offset by increases in net interest expense. The decreases in income tax expense were driven by a lower tax rate due to the enactment of the Tax Cuts and Jobs Act in the fourth quarter of fiscal year 2017, a valuation allowance recorded on foreign tax credit carryforwards of $8.9 million in the third quarter of fiscal year 2017, and increases in excess tax benefits from share-based compensation. The increase in net interest expense was driven by additional borrowings incurred in conjunction with the refinancing transaction completed during the fourth quarter of fiscal year 2017.
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
Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands)
Operating income	$111,592	105,272	315,273	298,881
Adjustments:
Amortization of other intangible assets	5,230	5,341	15,912	16,001
Long-lived asset impairment charges	55	536	1,209	643
Adjusted operating income	$116,877	111,149	332,394	315,525

Net income	$66,067	41,170	176,717	136,555
Adjustments:
Amortization of other intangible assets	5,230	5,341	15,912	16,001
Long-lived asset impairment charges	55	536	1,209	643
Tax impact of adjustments(a)	(1,480)	(2,351)	(4,794)	(6,658)
Adjusted net income	$69,872	44,696	189,044	146,541

(a)	Tax impact of adjustments calculated at effective tax rates of 28% for the three and nine months ended September 29, 2018 and 40% for the three and nine months ended September 30, 2017.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Earnings per share:
Common—basic	$0.80	0.46	2.10	1.50
Common—diluted	0.79	0.45	2.07	1.48
Diluted adjusted earnings per share	0.83	0.49	2.21	1.59

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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands, except share and per share data)
Adjusted net income	$69,872	44,696	189,044	146,541
Weighted average number of common shares—diluted	84,107,840	91,433,076	85,366,264	92,386,611
Diluted adjusted earnings per share	$0.83	0.49	2.21	1.59
Results of operations
Consolidated results of operations

	Three months ended				Nine months ended
	September 29, 2018	September 30, 2017	Increase (Decrease)		September 29, 2018	September 30, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$151,991	143,734	8,257	5.7%	$435,740	415,343	20,397	4.9%
Advertising fees and related income	132,471	122,660	9,811	8.0%	375,017	355,224	19,793	5.6%
Rental income	27,547	27,713	(166)	(0.6)%	79,425	79,543	(118)	(0.1)%
Sales of ice cream and other products	24,867	23,173	1,694	7.3%	74,784	74,358	426	0.6%
Other revenues	13,135	12,791	344	2.7%	37,027	36,137	890	2.5%
Total revenues	$350,011	330,071	19,940	6.0%	$1,001,993	960,605	41,388	4.3%
Total revenues for the three and nine months ended September 29, 2018 increased $19.9 million, or 6.0%, and $41.4 million, or 4.3%, respectively, due primarily to increases in franchise fees and royalty income driven by Dunkin’ U.S. systemwide sales growth, as well as advertising fees and related income. The increases in advertising fees and related income were due primarily to additional gift card program service fees and increases in advertising fees, offset by declines in breakage income. Also contributing to the increases in revenues were increases in sales of ice cream and other products as well as increases in other revenues driven primarily by license fees related to Dunkin’ K-Cup® pods. The additional gift card program service fees were collected beginning in the second quarter of 2018 to cover certain gift card program costs, and such fees may not be required to be collected in future periods.

	Three months ended				Nine months ended
	September 29, 2018	September 30, 2017	Increase (Decrease)		September 29, 2018	September 30, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$14,765	15,333	(568)	(3.7)%	$43,059	43,758	(699)	(1.6)%
Cost of ice cream and other products	21,311	19,457	1,854	9.5%	60,956	58,578	2,378	4.1%
Advertising expenses	133,732	124,080	9,652	7.8%	378,283	358,828	19,455	5.4%
General and administrative expenses, net	63,997	60,580	3,417	5.6%	183,122	182,023	1,099	0.6%
Depreciation and amortization	10,167	10,282	(115)	(1.1)%	31,007	31,097	(90)	(0.3)%
Long-lived asset impairment charges	55	536	(481)	(89.7)%	1,209	643	566	88.0%
Total operating costs and expenses	$244,027	230,268	13,759	6.0%	$697,636	674,927	22,709	3.4%
Net income of equity method investments	5,787	5,466	321	5.9%	11,665	12,612	(947)	(7.5)%
Other operating income (loss), net	(179)	3	(182)	(6,066.7)%	(749)	591	(1,340)	(226.7)%
Operating income	$111,592	105,272	6,320	6.0%	$315,273	298,881	16,392	5.5%
Occupancy expenses for franchised restaurants for the three and nine months ended September 29, 2018 decreased $0.6 million and $0.7 million, respectively, due primarily to expenses incurred in the prior year periods to record lease-related liabilities.
Net margin on ice cream and other products for the three and nine months ended September 29, 2018 decreased $0.2 million, or 4.3%, and $2.0 million, or 12.4%, respectively, due primarily to an increase in commodity costs.
Advertising expenses for the three and nine months ended September 29, 2018 increased $9.7 million and $19.5 million, respectively, driven by the increases in advertising fees and related income.
General and administrative expenses for the three and nine months ended September 29, 2018 increased $3.4 million and $1.1 million, respectively, due primarily to expenses incurred in connection with our 2018 Global Convention held in the third quarter of fiscal year 2018, as well as expenses incurred in fiscal year 2018 to support the Dunkin’ U.S. Blueprint for Growth initiatives. Offsetting these increases in general and administrative expenses were decreases in personnel costs and other general expenses.
Depreciation and amortization for each of the three- and nine-month periods ended September 29, 2018 decreased $0.1 million resulting primarily from a decrease in amortization due to favorable lease intangible assets being written off upon termination of the related leases.
Long-lived asset impairment charges decreased $0.5 million for the three months ended September 29, 2018, whereas such charges increased $0.6 million for the nine months ended September 29, 2018. Long-lived asset impairment charges generally fluctuate based on the timing of lease terminations and the related write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three months ended September 29, 2018 increased $0.3 million primarily as a result of an increase in net income from our South Korea joint venture, offset by a decrease in net income from our Japan joint venture. Net income of equity method investments for the nine months ended September 29, 2018 decreased $0.9 million primarily as a result of a decrease in net income from our Japan joint venture.
Other operating income (loss), net, which includes net gains and losses recognized in connection with the sale or disposal of property, equipment, and software, fluctuates based on the timing of such transactions.

	Three months ended				Nine months ended
	September 29, 2018	September 30, 2017	Increase (Decrease)		September 29, 2018	September 30, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$30,002	23,812	6,190	26.0%	$91,859	72,822	19,037	26.1%
Other losses (income), net	101	(155)	256	n/m	700	(370)	1,070	n/m
Total other expense	$30,103	23,657	6,446	27.2%	$92,559	72,452	20,107	27.8%
Net interest expense increased $6.2 million and $19.0 million for the three and nine months ended September 29, 2018, respectively, driven primarily by the securitization refinancing transaction that occurred in October 2017, which resulted in additional borrowings and an increase in the weighted average interest rate, offset by an increase in interest income earned on our cash balances.
The fluctuation in other losses (income), net, for the three and nine months ended September 29, 2018 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended		Nine months ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
	(In thousands, except percentages)
Income before income taxes	$81,489	81,615	222,714	226,429
Provision for income taxes	15,422	40,445	45,997	89,874
Effective tax rate	18.9%	49.6%	20.7%	39.7%
The decreases in the effective tax rate for the three and nine months ended September 29, 2018 were driven primarily by the enactment of the Tax Cuts and Jobs Act in the fourth quarter of fiscal year 2017, which reduced the corporate tax rate. Additionally, a valuation allowance recorded on foreign tax credit carryforwards of $8.9 million in the third quarter of fiscal year 2017 unfavorably impacted the provision for income taxes in the prior year periods. Excess tax benefits from share-based compensation also reduced the provision for income taxes by $7.4 million and $16.4 million for the three and nine months ended September 29, 2018, respectively, compared to $0.5 million and $7.3 million for the three and nine months ended September 30, 2017, respectively.
Operating segments
We operate five reportable operating segments: Dunkin’ U.S., Dunkin’ International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. We evaluate the performance of our segments and allocate resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. Segment profit for the Dunkin’ International and Baskin-Robbins International segments includes net income of equity method investments, except for other-than-temporary impairment charges and the related reduction in depreciation, net of tax, on the underlying long-lived assets.
For reconciliations to total revenues and income before income taxes, see note 6 to the unaudited consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, allocation of the consideration from sales of ice cream and other products to royalty income as consideration for the use of the franchise license is not reflected within segment revenues, but has no impact to total revenues for any segment.

Dunkin’ U.S.

	Three months ended				Nine months ended
	September 29, 2018	September 30, 2017	Increase (Decrease)		September 29, 2018	September 30, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$124,805	118,831	5,974	5.0%	$360,859	345,103	15,756	4.6%
Franchise fees	4,840	4,638	202	4.4%	14,312	13,500	812	6.0%
Rental income	26,637	26,786	(149)	(0.6)%	76,734	76,842	(108)	(0.1)%
Other revenues	1,002	933	69	7.4%	2,680	2,774	(94)	(3.4)%
Total revenues	$157,284	151,188	6,096	4.0%	$454,585	438,219	16,366	3.7%
Segment profit	$121,667	115,398	6,269	5.4%	$346,292	333,205	13,087	3.9%
Dunkin’ U.S. revenues increased $6.1 million and $16.4 million for the three and nine months ended September 29, 2018, respectively, due primarily to increases in royalty income driven by systemwide sales growth, as well as increases in franchise fees.
Dunkin’ U.S. segment profit increased $6.3 million and $13.1 million for the three and nine months ended September 29, 2018, respectively, which was driven primarily by the increases in royalty income and franchise fees, as well as an increase in rental margin due primarily to expenses incurred in the prior year periods to record lease-related liabilities. These increases were offset by increases in general and administrative expenses, due primarily to expenses incurred in fiscal year 2018 to support the Dunkin’ U.S. Blueprint for Growth initiatives.
Dunkin’ International

	Three months ended				Nine months ended
	September 29, 2018	September 30, 2017	Increase (Decrease)		September 29, 2018	September 30, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$5,192	4,442	750	16.9%	$14,862	13,011	1,851	14.2%
Franchise fees	1,054	460	594	129.1%	2,037	1,368	669	48.9%
Other revenues	10	11	(1)	(9.1)%	(20)	(22)	2	(9.1)%
Total revenues	$6,256	4,913	1,343	27.3%	$16,879	14,357	2,522	17.6%
Segment profit	$4,549	1,195	3,354	280.7%	$11,258	4,193	7,065	168.5%
Dunkin’ International revenues for the three and nine months ended September 29, 2018 increased by $1.3 million and $2.5 million, respectively, primarily as a result of increases in royalty income driven by systemwide sales growth, as well as an increase in franchise fees due primarily to recognition of deferred revenue upon the closure of certain international markets.
Segment profit for Dunkin’ International for the three and nine months ended September 29, 2018 increased $3.4 million and $7.1 million, respectively, primarily as a result of the increases in revenues, as well as decreases in general and administrative expenses due primarily to decreases in personnel costs.

Baskin-Robbins U.S.

	Three months ended				Nine months ended
	September 29, 2018	September 30, 2017	Increase (Decrease)		September 29, 2018	September 30, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$8,626	8,501	125	1.5%	$24,040	24,265	(225)	(0.9)%
Franchise fees	319	190	129	67.9%	911	589	322	54.7%
Rental income	773	798	(25)	(3.1)%	2,303	2,346	(43)	(1.8)%
Sales of ice cream and other products	906	771	135	17.5%	2,426	2,179	247	11.3%
Other revenues	3,057	3,062	(5)	(0.2)%	8,613	8,776	(163)	(1.9)%
Total revenues	$13,681	13,322	359	2.7%	$38,293	38,155	138	0.4%
Segment profit	$10,183	10,035	148	1.5%	$28,040	28,283	(243)	(0.9)%
Baskin-Robbins U.S. revenues for the three and nine months ended September 29, 2018 increased $0.4 million and $0.1 million, respectively, due primarily to increases in franchise fees and sales of ice cream products. The increases for the nine-month period were offset by decreases in royalty income and other revenues, whereas an increase in royalty income contributed to the increase in revenues for the three-month period.
Baskin-Robbins U.S. segment profit for the three months ended September 29, 2018 increased $0.1 million primarily as a result of the increases in franchise fees and royalty income, offset by an increase in general and administrative expenses.
Baskin-Robbins U.S. segment profit for the nine months ended September 29, 2018 decreased $0.2 million, primarily as a result of an increase in general and administrative expenses, as well as the decreases in royalty income and other revenues, offset by the increase in franchise fees.
Baskin-Robbins International

	Three months ended				Nine months ended
	September 29, 2018	September 30, 2017	Increase (Decrease)		September 29, 2018	September 30, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,140	1,966	174	8.9%	$5,837	5,255	582	11.1%
Franchise fees	203	326	(123)	(37.7)%	660	899	(239)	(26.6)%
Rental income	137	129	8	6.2%	388	355	33	9.3%
Sales of ice cream and other products	28,625	26,512	2,113	8.0%	84,006	82,602	1,404	1.7%
Other revenues	52	30	22	73.3%	172	140	32	22.9%
Total revenues	$31,157	28,963	2,194	7.6%	$91,063	89,251	1,812	2.0%
Segment profit	$12,009	11,573	436	3.8%	$30,976	32,274	(1,298)	(4.0)%
Baskin-Robbins International revenues for the three and nine months ended September 29, 2018 increased $2.2 million and $1.8 million, respectively, due primarily to increases in sales of ice cream products and royalty income.
Baskin-Robbins International segment profit for the three months ended September 29, 2018 increased $0.4 million primarily as a result of an increase in net income from our South Korea joint venture, a decrease in general and administrative expenses, and an increase in royalty income, offset by a decrease in net margin on ice cream driven primarily by an increase in commodity costs, as well as a decrease in net income from our Japan joint venture.
Baskin-Robbins International segment profit for the nine months ended September 29, 2018 decreased $1.3 million as a result of a decrease in net margin on ice cream driven primarily by an increase in commodity costs, as well as a decrease in net income from our Japan joint venture. These decreases were offset by an increase in net income from our South Korea joint venture, a decrease in general and administrative expenses, and the increase in royalty income.

U.S. Advertising Funds

	Three months ended				Nine months ended
	September 29, 2018	September 30, 2017	Increase (Decrease)		September 29, 2018	September 30, 2017	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Advertising fees and related income	$118,208	113,862	4,346	3.8%	$341,549	330,007	11,542	3.5%
Total revenues	$118,208	113,862	4,346	3.8%	$341,549	330,007	11,542	3.5%
Segment profit	$—	—	—	—%	$—	—	—	—%
U.S. Advertising Funds revenues for the three and nine months ended September 29, 2018 increased $4.3 million, or 3.8%, and $11.5 million, or 3.5%, respectively, compared to the prior year periods due primarily to Dunkin’ U.S. systemwide sales growth. Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit.
Liquidity and capital resources
As of September 29, 2018, we held $428.2 million of cash and cash equivalents and $79.4 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $132.1 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of September 29, 2018, we had a borrowing capacity of $117.6 million under our $150.0 million 2017 Variable Funding Notes (as defined below).
As a result of the adoption of new guidance related to revenue recognition during fiscal year 2018 (see note 3 of the unaudited consolidated financial statements included herein), all prior period amounts included below have been restated to reflect the new guidance.
Operating, investing, and financing cash flows
Net cash provided by operating activities was $126.5 million for the nine months ended September 29, 2018, as compared to $126.2 million in the prior year period. The $0.3 million increase in operating cash flows was driven primarily by a decrease in cash paid for income taxes, as well as favorable cash flows related to our gift card program due primarily to the timing of holidays and our prior year fiscal year end. Offsetting these increases in operating cash inflows were increases in cash paid for interest and other changes in working capital.
Net cash used in investing activities was $41.4 million for the nine months ended September 29, 2018, as compared to $13.8 million in the prior year period. The $27.7 million increase in investing cash outflows was driven primarily by an increase in capital expenditures of $27.8 million primarily due to investments in technology infrastructure to support the Dunkin' U.S. Blueprint for Growth strategy.
Net cash used in financing activities was $689.5 million for the nine months ended September 29, 2018, as compared to $201.1 million in the prior year period. The $488.4 million increase in financing cash outflows was driven primarily by incremental cash used in the current year period for repurchases of common stock of $523.2 million, as well as an increase in the repayment of long-term debt of $4.9 million primarily as a result of the refinancing completed in October 2017. Offsetting these increases in financing cash outflows was incremental cash generated from the exercise of stock options in the current year period of $38.4 million, as well as a decrease in cash used to pay quarterly dividends of $1.9 million.
Adjusted operating and investing cash flow
Net cash flows from operating and investing activities for the nine months ended September 29, 2018 and September 30, 2017 include decreases of $43.6 million and $69.2 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs, which were primarily driven by the timing of holidays relative to our fiscal year end. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $128.7 million and $181.7 million of adjusted operating and investing cash flow during the nine months ended September 29, 2018 and September 30, 2017, respectively. The decrease in adjusted operating and investing cash flow was driven primarily by an increase in capital expenditures, an increase in cash paid for interest, and other changes in working capital, offset by a decrease in cash paid for income taxes.
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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Nine months ended
	September 29, 2018	September 30, 2017
Net cash provided by operating activities	$126,529	126,180
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	43,575	69,224
Plus: Net cash used in investing activities	(41,430)	(13,750)
Adjusted operating and investing cash flow	$128,674	181,654
Borrowing capacity
As of September 29, 2018, our securitized financing facility included original borrowings of approximately $1.75 billion, $1.40 billion, and $150.0 million related to the 2015 Class A-2-II Notes (as defined below), the 2017 Class A-2 Notes (as defined below), and the 2017 Variable Funding Notes (as defined below), respectively. As of September 29, 2018, there was approximately $3.08 billion of total principal outstanding on the 2015 Class A-2-II Notes and 2017 Class A-2 Notes, while there was $117.6 million in available commitments under the 2017 Variable Funding Notes as $32.4 million of letters of credit were outstanding.
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
In February 2018, we entered into two accelerated share repurchase agreements (the “February 2018 ASR Agreements”) with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, we paid the financial institutions $650.0 million from cash on hand and received initial deliveries totaling 8,478,722 shares of our common stock on February 16, 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. Upon final settlement of the February 2018 ASR Agreements in August 2018, we received additional deliveries totaling 1,691,832 shares of our common stock based on a weighted average cost per share of $63.91 over the term of the February 2018 ASR Agreements.
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

As of September 29, 2018, we had a Net Debt to Adjusted EBITDA ratio of 5.2 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended September 29, 2018, respectively (in thousands):

September 29, 2018
Principal outstanding under 2017 Class A-2 Notes	$1,688,750
Principal outstanding under 2015 Class A-2 Notes	1,389,500
Other notes payable	1,438
Total capital lease obligations	7,331
Less: cash and cash equivalents	(428,179)
Less: restricted cash, current	(79,432)
Plus: cash held for gift card/certificate programs	129,680
Net Debt	$2,709,088

Twelve months ended
September 29, 2018
Net income	$311,371
Interest expense	127,178
Income tax benefit	(31,759)
Depreciation and amortization	41,329
Impairment charges	2,183
EBITDA	450,302
Adjustments:
Share-based compensation expense	14,893
Loss on debt extinguishment and refinancing transactions	6,996
Increase in deferred revenue related to franchise and licensing agreements	37,617
Other(a)	10,680
Total adjustments	70,186
Adjusted EBITDA	$520,488

(a)
Represents costs and fees associated with various franchisee-related investments, including investments in the Dunkin' U.S. Blueprint for Growth, bank fees, legal reserves, the allocation of share-based compensation expense to the advertising funds, and other non-cash gains and losses.

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
Recently Issued Accounting Standards
See note 2(g) and note 3 to the unaudited consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for a detailed description of recent accounting pronouncements.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the nine month period ended September 29, 2018, we adopted new revenue recognition guidance. We implemented internal controls to ensure we adequately evaluated our contracts with customers and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.

Part II.        Other Information
Item 1.       Legal Proceedings
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us. As of September 29, 2018, $1.9 million is recorded within other current liabilities in the consolidated balance sheet in connection with all outstanding litigation.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended September 29, 2018 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(2)
07/01/18 - 07/28/18	—	$—	—	$250,000,000
07/29/18 - 09/01/18(1)	1,691,832	63.91	1,691,832	250,000,000
09/02/18 - 09/29/18	—	—	—	250,000,000
Total	1,691,832	$63.91	1,691,832

(1)
In February 2018, the Company entered into two accelerated share repurchase agreements (the “February 2018 ASR Agreements”) with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, the Company paid the financial institutions $650.0 million from cash on hand and received initial deliveries totaling 8,478,722 shares of the Company's common stock in February 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. Upon final settlement of the February 2018 ASR Agreements in August 2018, the Company received additional deliveries totaling 1,691,832 shares of its common stock based on a weighted average cost per share of $63.91 over the term of the February 2018 ASR Agreements.

(2)
On May 16, 2018, our board of directors authorized a new share repurchase program for up to an aggregate of $250.0 million of our outstanding common stock. This repurchase authorization is valid for a period of two years. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.

Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.

Item 6.       Exhibits
(a) Exhibits:

10.1	Executive Employment Agreement of David Hoffmann

31.1	Principal Executive Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DUNKIN’ BRANDS GROUP, INC.

Date:	November 7, 2018	By:	/s/ David Hoffmann
David Hoffmann Chief Executive Officer