Form 10-K
period 2018-12-29
DUNKIN' BRANDS GROUP, INC.
filed 2019-02-27
CIK 1357204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of Dunkin’ Brands Group, Inc. computed by reference to the closing price of the registrant’s common stock on the NASDAQ Global Select Market as of June 30, 2018, was approximately $5.74 billion.
As of February 22, 2019, 82,636,134 shares of common stock of the registrant were outstanding.
____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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

PART I
Item 1. Business.
Our Company
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ and Baskin-Robbins brands. With over 20,900 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets.
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
We report our business in five segments: Dunkin’ U.S., Dunkin’ International, Baskin-Robbins International, Baskin-Robbins U.S., and U.S. Advertising Funds. In fiscal year 2018, our Dunkin’ segments generated revenues of $629.2 million, or 50% of our total segment revenues, of which $606.8 million was in the U.S. segment and $22.3 million was in the international segment. In fiscal year 2018, our Baskin-Robbins segments generated revenues of $162.8 million, of which $115.4 million was in the international segment and $47.4 million was in the U.S. segment. In fiscal year 2018, our U.S. Advertising Funds segment generated revenues of $454.6 million. As of December 29, 2018, there were 12,871 Dunkin’ points of distribution, of which 9,419 were in the U.S. and 3,452 were international, and 8,041 Baskin-Robbins points of distribution, of which 5,491 were international and 2,550 were in the U.S. See note 12 to our consolidated financial statements included herein for segment information.
We generate revenue from five primary sources: (i) royalty income and franchise fees associated with franchised restaurants; (ii) continuing advertising fees from Dunkin’ and Baskin-Robbins franchisees and breakage and other revenue related to the gift card program; (iii) rental income from restaurant properties that we lease or sublease to franchisees; (iv) sales of ice cream and other products to franchisees in certain international markets; and (v) other income including fees for the licensing of our brands for products sold in certain retail channels (such as Dunkin’ K-Cup® pods, retail packaged coffee, and ready-to-drink bottled iced coffee), the licensing of the rights to manufacture Baskin-Robbins ice cream products to a third party for sale to U.S. franchisees, refranchising gains, and online training fees. Prior to completing the sale of all company-operated restaurants in fiscal year 2016, we also generated revenue from retail store sales at our company-operated restaurants.
Our history
Both of our brands have a rich heritage dating back to the 1940s, when Bill Rosenberg founded his first restaurant, subsequently renamed Dunkin’ Donuts, and Burt Baskin and Irv Robbins each founded a chain of ice cream shops that eventually combined to form Baskin-Robbins. Baskin-Robbins and Dunkin’ Donuts were individually acquired by Allied Domecq PLC in 1973 and 1989, respectively. The brands were organized under the Allied Domecq Quick Service Restaurants subsidiary, which was renamed Dunkin’ Brands, Inc. in 2004. Allied Domecq was acquired in July 2005 by Pernod Ricard S.A. In March of 2006, Dunkin’ Brands, Inc. was acquired by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. through a holding company that was incorporated in Delaware on November 22, 2005 and was later renamed Dunkin’ Brands Group, Inc. In July 2011, we completed our initial public offering (the “IPO”). Upon the completion of the IPO, our common stock became listed on the NASDAQ Global Select Market under the symbol “DNKN.” In 2018, the Company unveiled new branding for Dunkin' Donuts that officially recognizes the brand as simply “Dunkin',” which officially took place in January 2019.

Our brands
Dunkin’ U.S.
Dunkin’ is a leading U.S. QSR concept, and is the QSR leader in donut and bagel categories for servings. Dunkin’ is also a national QSR leader for breakfast sandwich servings. Since the late 1980s, Dunkin’ has transformed itself into a coffee and beverage-based concept, and is a national QSR leader in servings in the hot regular/decaf/flavored coffee category and the iced regular/decaf/flavored coffee category, with sales of approximately 1.7 billion servings of total hot and iced coffee annually. Over the last ten fiscal years, Dunkin’ U.S. systemwide sales have grown at a 5.4% compound annual growth rate and total Dunkin’ U.S. points of distribution grew from 6,412 to 9,419. As of December 29, 2018, approximately 85% of these points of distribution are traditional restaurants consisting of end-cap, in-line and stand-alone restaurants, many with drive-thrus, and gas and convenience locations. In addition, we have special distribution opportunities (“SDOs”), such as full- or self-service kiosks in offices, hospitals, colleges, airports, grocery stores, wholesale clubs, and other smaller-footprint properties. We believe that Dunkin’ continues to have significant growth potential in the U.S. given its strong brand awareness and variety of restaurant formats. For fiscal year 2018, the Dunkin’ franchise system generated U.S. systemwide sales of $8.8 billion, which accounted for approximately 76% of our global systemwide sales, and had 9,419 U.S. points of distribution (with more than 50% of our restaurants having drive-thrus) at period end.
Baskin-Robbins U.S.
Baskin-Robbins is the leading QSR chain in the U.S. for servings of hard-serve ice cream, according to CREST® data, and develops and sells a full range of frozen ice cream treats such as cones, cakes, sundaes, and frozen beverages. Baskin-Robbins enjoys strong brand awareness in the U.S., and we believe the brand is known for its innovative flavors, popular “Birthday Club” program and ice cream flavor library of over 1,300 different offerings. We believe we can capitalize on the brand’s strengths and continue generating renewed excitement for the brand. Baskin-Robbins’ “31 flavors” offers consumers a different flavor for each day of the month. For fiscal year 2018, the Baskin-Robbins franchise system generated U.S. systemwide sales of approximately $611.9 million, which accounted for approximately 5% of our global systemwide sales.
International operations
Our international business is primarily conducted via joint ventures and country or territorial license arrangements with “master franchisees,” who operate and sub-franchise the brand within their licensed areas. Our international franchise system, predominantly located across Asia and the Middle East, generated systemwide sales of $2.2 billion for fiscal year 2018, which represented approximately 19% of Dunkin’ Brands’ global systemwide sales. As of December 29, 2018, Dunkin’ had 3,452 international points of distribution in 43 countries (excluding the U.S.), which grew from 2,405 points of distribution as of December 27, 2008, and represented $775.5 million of international systemwide sales for fiscal year 2018. As of December 29, 2018, Baskin-Robbins had 5,491 international points of distribution in 53 countries (excluding the U.S.) and represented approximately $1.5 billion of international systemwide sales for fiscal year 2018. We believe that we have opportunities to continue to grow our Dunkin’ and Baskin-Robbins concepts internationally in new and existing markets through brand and menu differentiation.

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
We currently require each domestic franchisee’s managing owner and/or designated manager to complete initial and ongoing training programs provided by us, including minimum periods of classroom and on-the-job training. We monitor operations in the U.S. with regard to compliance with our standards for restaurant operations and use “Guest Satisfaction Surveys” in the U.S. to assess customer satisfaction with restaurant operations, such as product quality, restaurant cleanliness, and customer service.
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
Master franchise model and international arrangements
Master franchise arrangements are used on a limited basis domestically (the Baskin-Robbins brand has one “territory” franchise agreement for certain Midwestern markets) but more widely internationally for both the Baskin-Robbins brand and the Dunkin’ brand. In addition, international arrangements include joint venture agreements in South Korea (both brands), Australia (Baskin-Robbins brand), and Japan (Baskin-Robbins brand), as well as single unit franchises, such as in Canada (Baskin-Robbins brand). We utilize a multi-franchise system in certain markets, including in the United Kingdom, Germany, China, and Mexico.
Master franchise agreements are the most prevalent international relationships for both brands. Under these agreements, the applicable brand grants the master franchisee the limited exclusive right to develop and operate a certain number of restaurants within a particular geographic area, such as selected cities, one or more provinces or an entire country, pursuant to a development schedule that defines the number of restaurants that the master franchisee must open annually. Those development schedules customarily extend for five to ten years. If the master franchisee fails to perform its obligations, the limited exclusivity provision of the agreement may terminate and additional franchise agreements may be granted to third parties to develop additional restaurants.
The master franchisee is generally required to pay an upfront market development fee and an upfront initial franchise fee for each developed restaurant, and, for the Dunkin’ brand, royalties. For the Baskin-Robbins brand, the master franchisee is typically required to purchase ice cream from Baskin-Robbins or an approved supplier. In most countries, the master franchisee is also required to spend a certain percentage of gross sales on advertising in such foreign country in order to promote the brand. Generally, the master franchise agreement serves as the franchise agreement for the underlying restaurants operating pursuant to such model. Depending on the individual agreement, we may permit the master franchisee to subfranchise within its territory.
Within each of our master franchisee and joint venture organizations, training programs have been established by the master franchisee or joint venture based on our specifications. From those training facilities, the master franchisee or joint venture trains future staff members of the international restaurants. Our master franchisees and joint venture entities also periodically send their primary training managers to the U.S. for re-certification.

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

Restaurant type	Initial franchise fee*
Dunkin’ Single-Branded Restaurant	$40,000-90,000
Baskin-Robbins Single-Branded Restaurant	$25,000
Dunkin’/Baskin-Robbins Multi-Branded Restaurant	$50,000-100,000

*	Fees as of January 1, 2019 and excludes SDOs
In addition to the payment of initial franchise fees, our U.S. Dunkin’ brand franchisees, U.S. Baskin-Robbins brand franchisees, and our international Dunkin’ brand franchisees pay us royalties on a percentage of the gross sales made from each restaurant. In the U.S., the majority of our franchise agreement renewals and the vast majority of our new franchise agreements require our franchisees to pay us a royalty of 5.9% of gross sales. During fiscal year 2018, our effective royalty rate in the Dunkin’ U.S. segment was approximately 5.5% and in the Baskin-Robbins U.S. segment was approximately 4.8%. The arrangements for Dunkin’ in the majority of our international markets require royalty payments to us of 5.0% of gross sales. However, many of our larger international partners, including our South Korean joint venture partner, have agreements at a lower rate and/or based on wholesale sales to restaurants, resulting in an effective royalty rate in the Dunkin’ International segment in fiscal year 2018 of approximately 2.6%. We typically collect royalty payments on a weekly basis from our domestic franchisees. For the Baskin-Robbins brand in international markets, we do not generally receive royalty payments from our franchisees; instead we earn revenue from such franchisees as a result of our sale of ice cream products to them, and in fiscal year 2018 our effective royalty rate in this segment was approximately 0.5%. In certain instances, we supplement and modify certain SDAs, and franchise agreements entered into pursuant to such SDAs with certain incentives that may (i) reduce or eliminate the initial franchise fee associated with a franchise agreement; (ii) reduce the royalties for a specified period of the term of the franchise agreements depending on the details related to each specific incentive program; (iii) reimburse the franchisee for certain local marketing activities in excess of the minimum required; and (iv) provide certain development incentives. To qualify for any or all of these incentives, the franchisee must meet certain requirements, each of which are set forth in an addendum to the SDA and the franchise agreement. We believe these incentives will lead to accelerated development in our less mature markets.
Franchisees in the U.S. also pay advertising fees to the brand-specific advertising funds administered by us. Franchisees make weekly contributions, generally 5% of gross sales, to the advertising funds. Franchisees may elect to increase the contribution to support general brand-building efforts or specific initiatives. The advertising funds for the U.S., which earned $454.6 million in revenue in fiscal year 2018 primarily from contributions from franchisees, are almost exclusively franchisee-funded and cover substantially all expenses related to marketing, research and development, innovation, advertising and promotion, including market research, production, advertising costs, public relations, and sales promotions. We use no more than 20% of the advertising funds in the U.S. to cover the administrative expenses of the advertising funds and for other strategic initiatives designed to increase sales and to enhance the reputation of the brands. As the administrator of the advertising funds, we determine the content and placement of advertising, which is done through print, radio, television, online, billboards, sponsorships, and other media, all of which is sourced by agencies. Under certain circumstances, franchisees are permitted to conduct their own local advertising, but must obtain our prior approval of content and promotional plans.

Other franchise related fees
We lease and sublease properties to franchisees in the U.S. and in Canada, generating net rental fees when the cost charged to the franchisee exceeds the cost charged to us. For fiscal year 2018, we generated 7.9%, or $104.4 million, of our total revenue from rental fees from franchisees and incurred related occupancy expenses of $58.1 million.
We also receive a license fee from Dean Foods Co. (“Dean Foods”) as part of an arrangement whereby Dean Foods manufactures and distributes ice cream and other frozen products to Baskin-Robbins franchisees in the U.S. In connection with this agreement, Dunkin’ Brands receives a fee based on net sales of covered products. For fiscal year 2018, we generated 0.8%, or $10.1 million, of our total revenue from license fees from Dean Foods.

We distribute ice cream products to Baskin-Robbins franchisees who operate Baskin-Robbins restaurants located in certain foreign countries and receive revenue associated with those sales. For fiscal year 2018, we generated 7.2%, or $95.2 million, of our total revenue from the sale of ice cream and other products to franchisees primarily in certain foreign countries and incurred related cost of ice cream and other products of $77.4 million.
Other revenue sources include online training fees, licensing fees earned from the sale of K-Cup® pods, retail packaged coffee, ready-to-drink bottled iced coffee, and other branded products, net refranchising gains, and other one-time fees. For fiscal year 2018, we generated 3.0%, or $40.0 million, of our total revenue from these other sources.
International operations
Our international business is organized by brand and by country and/or region. Operations are primarily conducted through master franchise agreements with local operators. In certain instances, the master franchisee may have the right to sub-franchise. We utilize a multi-franchise system in certain markets, including the United Kingdom, Germany, China and Mexico. In addition, we have a joint venture with a local, publicly-traded company for the Baskin-Robbins brand in Japan, and joint ventures with local companies in Australia for the Baskin-Robbins brand and in South Korea for both the Dunkin’ and Baskin-Robbins brands. By teaming with local operators, we believe we are better able to adapt our concepts to local business practices and consumer preferences. We have had an international presence since 1961 when the first Dunkin’ restaurant opened in Canada. As of December 29, 2018, there were 5,491 Baskin-Robbins restaurants in 53 countries outside the U.S. and 3,452 Dunkin’ restaurants in 43 countries outside the U.S. Baskin-Robbins points of distribution represent the majority of our international presence and accounted for approximately 65% of international systemwide sales.
Our key markets for both brands are predominantly based in Asia and the Middle East, which accounted for approximately 69% and 17%, respectively, of international systemwide sales for fiscal year 2018. For fiscal year 2018, $2.2 billion of total systemwide sales were generated by restaurants located in international markets, which represented approximately 19% of total systemwide sales, with the Dunkin’ brand accounting for $775.5 million and the Baskin-Robbins brand accounting for $1.5 billion of our international systemwide sales. For the same period, our revenues from international operations totaled $137.7 million, with the Baskin-Robbins brand generating approximately 84% of such revenues.
Overview of key markets
As of December 29, 2018, the top foreign countries and regions in which the Dunkin’ brand and/or the Baskin-Robbins brand operated were:

Country/Region	Type	Franchised brand(s)	Number of restaurants
South Korea	Joint Venture	Dunkin’	688
		Baskin-Robbins	1,376
Japan	Joint Venture	Baskin-Robbins	1,165
Middle East	Master Franchise Agreements	Dunkin’	603
		Baskin-Robbins	924
South Korea
Restaurants in South Korea accounted for approximately 38% of total systemwide sales from international operations for fiscal year 2018. Baskin-Robbins accounted for 74% of such sales. In South Korea, we conduct business through a 33.3% ownership stake in a combination Dunkin’ brand/Baskin-Robbins brand joint venture, with South Korean shareholders owning the remaining 66.7% of the joint venture. The joint venture acts as the master franchisee for South Korea, sub-franchising the Dunkin’ and Baskin-Robbins brands to franchisees. The joint venture also manufactures and supplies restaurants located in South Korea with ice cream, donuts, and coffee products.
Japan
Restaurants in Japan accounted for approximately 19% of total systemwide sales from international operations for fiscal year 2018, 100% of which came from Baskin-Robbins. We conduct business in Japan through a 43.3% ownership stake in a Baskin-Robbins brand joint venture. Our partner also owns a 43.3% interest in the joint venture, with the remaining 13.4% owned by public shareholders. The joint venture primarily manufactures and sells ice cream to restaurants in Japan and acts as master franchisee for the country.

Middle East
The Middle East represents another key region for us. Restaurants in the Middle East accounted for approximately 17% of total systemwide sales from international operations for fiscal year 2018. Baskin-Robbins accounted for approximately 61% of such sales. We conduct operations in the Middle East through master franchise arrangements.
Industry overview
According to The NPD Group/CREST® (“CREST®”), the QSR segment of the U.S. restaurant industry accounted for approximately $301 billion of the total $462 billion restaurant industry sales in the U.S. for the twelve months ended December 31, 2018. The U.S. restaurant industry is generally categorized into segments by price point ranges, the types of food and beverages offered, and service available to consumers. QSR is a restaurant format characterized by counter or drive-thru ordering and limited, or no, table service. QSRs generally seek to capitalize on consumer desires for quality and convenient food at economical prices.
Our Dunkin’ brand competes in the QSR segment categories and subcategories that include coffee, donuts, muffins, bagels, and breakfast sandwiches. In addition, in the U.S., our Dunkin’ brand has historically focused on the breakfast daypart, which we define to include the portion of each day from 5:00 a.m. until 11:00 a.m. While, according to CREST® data, the compound annual growth rate for total QSR daypart visits in the U.S. was 1% over the five-year period ended December 31, 2018, the compound annual growth rate for QSR visits in the U.S. during the morning meal daypart was 2% over the same five-year period. There can be no assurance that such growth rates will be sustained in the future.
For the twelve months ended December 31, 2018, there were sales of over 8 billion restaurant servings of coffee in the U.S., 88% of which were attributable to the QSR segment, according to CREST® data. According to CREST®, total coffee servings at QSR have grown at a 3% compound annual rate for the five-year period ending December 31, 2018. Over the years, our Dunkin’ brand has evolved into a predominantly coffee-based concept, with approximately 58% of Dunkin’ U.S. systemwide sales for fiscal year 2018 generated from coffee and other beverages. We believe QSRs, including Dunkin’, are positioned to capture additional coffee market share through an increased focus on coffee offerings.
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
Licensing
We derive licensing revenue from agreements with Dean Foods for domestic ice cream sales, with The J.M. Smucker Co. (“Smuckers”) for the sale of packaged coffee in certain retail outlets (primarily grocery retail), with Keurig Green Mountain, Inc. (“KGM”) and Smuckers for sale of Dunkin’ K-Cup® pods in certain retail outlets (primarily grocery retail), and with The Coca-Cola Company for the sale of Dunkin' branded ready-to-drink bottled iced coffee in certain retail outlets (primarily gas and convenience retail), as well as from other licensees. For the 52 weeks ending December 30, 2018, the Dunkin’ branded 12 oz. original blend coffee, which is distributed by Smuckers, was the #1 stock-keeping unit nationally in the premium coffee category. For the 52 weeks ending December 30, 2018, sales of our 12 oz. original blend, as expressed in total equivalent units and dollar sales, were double that of the next closest competitor. Additionally, for the 52 weeks ending December 30, 2018, the 10-count carton of our original blend K-Cup® pods, also distributed by Smuckers, was the #1 stock-keeping unit nationally in the K-Cup® pod category as expressed in total dollar sales. Through December 30, 2018, Dunkin' branded ready-to-drink bottled iced coffee sales in retail outlets have surpassed $300 million since launch in the first quarter of 2017. During calendar year 2018, more than 2.9 billion cups of Dunkin’ coffee were sold through licensing arrangements.

Marketing
We coordinate domestic advertising and marketing at the national and local levels through our administration of brand specific advertising funds. The goals of our marketing strategy include driving comparable store sales and brand differentiation, increasing our total coffee and beverage sales, protecting and growing our morning daypart sales, and growing our afternoon daypart sales. Generally, our domestic franchisees contribute 5% of weekly gross retail sales to fund brand specific advertising funds. The funds are used for various national and local advertising campaigns including print, radio, television, online, mobile, loyalty, billboards, and sponsorships. Over the past ten years, our U.S. franchisees have invested approximately $2.8 billion on advertising to increase brand awareness and restaurant performance across both brands. Additionally, we have various pricing strategies, so that our products appeal to a broad range of customers. In August 2012, we launched the Dunkin’ mobile application for payment and gifting, which built the foundation for one-to-one marketing with our customers. In January 2014, we launched a new DD Perks® Rewards loyalty program nationally, which is fully integrated with the Dunkin’ mobile application and allows us to engage our customers in these one-to-one marketing interactions. In June 2016, we continued to leverage digital technologies to drive customer loyalty and enhance the restaurant experience through the launch of On-the-Go mobile ordering for our DD Perks® members, which enables users to order ahead and speed to the front of the line in restaurants. In April 2018, we signed a multi-year agreement with a mobile wallet provider to secure a perpetual license to the software used to build and operate the mobile ordering and payment platform for Dunkin’, providing us greater control over the technology that enables our mobile payments and On-the-Go mobile ordering through the Dunkin' mobile application. As of December 29, 2018 our DD Perks® Rewards loyalty program had approximately 9.8 million members.
The supply chain
Domestic
We do not typically supply products to our domestic franchisees. As a result, with the exception of licensing fees paid by Dean Foods on domestic ice cream sales, we do not typically derive revenues from product distribution. Our franchisees’ suppliers include Dean Foods, Rich Products Corp., The Coca-Cola Company, and KGM. In addition, our franchisees’ primary coffee roasters currently are Massimo Zanetti Beverage USA, Inc., Mother Parkers Tea & Coffee Inc., S&D Coffee, Inc., and Reily Foods Company, Inc., and their primary donut mix suppliers currently are Continental Mills and Pennant Ingredients Inc. We periodically review our relationships with licensees and approved suppliers and evaluate whether those relationships continue to be on competitive or advantageous terms for us and our franchisees.
Purchasing
Purchasing for the Dunkin’ brand is facilitated by National DCP, LLC (the “NDCP”), which is a Delaware limited liability company operated as a cooperative owned by its franchisee members. The NDCP is managed by a staff of supply chain professionals who report directly to the NDCP’s board of directors. The NDCP has approximately 1,700 employees including executive leadership, sourcing professionals, warehouse staff, and drivers. The NDCP board of directors has eight voting franchisee members, one NDCP non-voting member, and one independent non-voting member. In addition, our Vice President of Supply Chain is a voting member of the NDCP board. The NDCP engages in purchasing, warehousing, and distribution of food and supplies on behalf of participating restaurants and some international markets. The NDCP program provides franchisee members nationwide the benefits of scale while fostering consistent product quality across the Dunkin’ brand. We do not control the NDCP and have only limited contractual rights associated with managing that franchisee-owned purchasing and distribution cooperative.
Manufacturing of Dunkin’ bakery goods
Centralized production is another element of our supply chain that is designed to support growth for the Dunkin’ brand. Centralized manufacturing locations (“CMLs”) are franchisee-owned and -operated facilities for the centralized production of donuts and bakery goods. The CMLs deliver freshly baked products to Dunkin’ restaurants on a daily basis and are designed to provide consistent quality products while simplifying restaurant-level operations. As of December 29, 2018, there were 74 CMLs (of varying size and capacity) in the U.S. CMLs are an important part of franchise economics, and are supportive of profit building initiatives as well as protecting brand quality standards and consistency.
Certain of our Dunkin’ brand restaurants produce donuts and bakery goods on-site rather than sourcing from CMLs. Many of such restaurants, known as full producers, also supply other local Dunkin’ restaurants that do not have access to CMLs. In addition, in newer markets, Dunkin’ restaurants source donuts and bakery goods that are finished in restaurants. We believe that this “just baked on demand” donut manufacturing platform enables the Dunkin’ brand to more efficiently expand its restaurant base in newer markets where franchisees may not have access to a CML.

Baskin-Robbins ice cream
We outsource the manufacturing and distribution of ice cream products for the domestic Baskin-Robbins brand franchisees to Dean Foods, which strengthens our relationships with franchisees and allows us to focus on our core franchising operations.
International
Dunkin’
International Dunkin’ franchisees are responsible for sourcing their own supplies, subject to compliance with our standards. Most also produce their own donuts following the Dunkin’ brand’s approved processes. Franchisees in some markets source donuts produced by a brand approved third party supplier. Franchisees are permitted to source coffee from a number of coffee roasters approved by the brand, as well as certain approved regional and local roasters. In certain countries, our international franchisees source virtually everything locally within their market while in others our international franchisees source most of their supplies from the NDCP. Where supplies are sourced locally, we help identify and approve those suppliers. In addition, we assist our international franchisees in identifying regional and global suppliers with the goal of leveraging the purchasing volume for pricing and product continuity advantages.
Baskin-Robbins
The Baskin-Robbins manufacturing network is comprised of 10 facilities, none of which are owned or operated by us, that supply our international markets with ice cream products. We utilize facilities owned by Dean Foods to produce ice cream products which we purchase and distribute to many of our international markets. Certain international franchisees rely on third-party-owned facilities to supply ice cream products to them, including facilities in Ireland and Canada. The Baskin-Robbins brand restaurants in India and Russia are supported by master franchisee-owned facilities in those respective countries while the restaurants in Japan and South Korea are supported by the joint venture-owned facilities located within each country.
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

Our franchising activities are subject to the rules and regulations of the Federal Trade Commission (“FTC”) and various state laws regulating the offer and sale of franchises. The FTC’s franchise rule and various state laws require that we furnish a franchise disclosure document (“FDD”) containing certain information to prospective franchisees and a number of states require registration of the FDD with state authorities. We are operating under exemptions from registration in several states based on our experience and aggregate net worth. Substantive state laws that regulate the franchisor-franchisee relationship exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that the FDD for each of our Dunkin’ brand and our Baskin-Robbins brand, together with any applicable state versions or supplements, and franchising procedures, comply in all material respects with both the FTC franchise rule and all applicable state laws regulating franchising in those states in which we have offered franchises.
International
Internationally, we and our franchisees are subject to national and local laws and regulations that often are similar to those affecting us and our franchisees in the U.S., including laws and regulations concerning franchises, labor, health, sanitation, and safety. International Baskin-Robbins brand and Dunkin’ brand restaurants are also often subject to tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment. We believe that the international disclosure statements, franchise offering documents, and franchising procedures for our Baskin-Robbins brand and Dunkin’ brand comply in all material respects with the laws of the applicable countries.

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
Employees
As of December 29, 2018, we employed 1,107 people, 1,066 of whom were based in the U.S. and 41 of whom were based in other countries. Of our domestic employees, 426 worked in the field and 640 worked at our corporate headquarters. Of these employees, 220, who are almost exclusively in marketing positions, were paid by certain of our advertising funds. None of our employees are represented by a labor union, and we believe our relationships with our employees are healthy.
Our franchisees are independent business owners, so they and their employees are not included in our employee count.
Intellectual property
We own many registered trademarks and service marks (“Marks”) in the U.S. and in other countries throughout the world. We believe that our Dunkin’ and Baskin-Robbins names and logos, in particular, have significant value and are important to our business. Our policy is to pursue registration of our Marks in the U.S. and selected international jurisdictions, monitor our Marks portfolio both internally and externally through external search agents and vigorously oppose the infringement of any of our Marks. We license the use of our registered Marks to franchisees and third parties through franchise arrangements and licenses. The franchise and license arrangements restrict franchisees’ and licensees’ activities with respect to the use of our Marks, and impose quality control standards in connection with goods and services offered in connection with the Marks and an affirmative obligation on the franchisees to notify us upon learning of potential infringement. In addition, we maintain a limited patent portfolio in the U.S. for bakery and serving-related methods, designs, and articles of manufacture. We generally rely on common law protection for our copyrighted works. Neither the patents nor the copyrighted works are material to the operation of our business. We also license some intellectual property from third parties for use in certain of our products. Such licenses are not individually, or in the aggregate, material to our business.
Seasonality
Our revenues are subject to fluctuations based on seasonality, primarily with respect to Baskin-Robbins. The ice cream industry generally experiences an increase during the spring and summer months, whereas Dunkin’ hot beverage sales generally increase during the fall and winter months and iced beverage sales generally increase during the spring and summer months.

Additional Information
The Company makes available, free of charge, through its internet website www.dunkinbrands.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission (“SEC”). Materials filed with the SEC are available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

Item 1A.	Risk Factors.
Risks related to our business and industry
Our financial results are affected by the operating results of our franchisees.
We receive a substantial majority of our revenues in the form of royalties, which are generally based on a percentage of gross sales at franchised restaurants, rent, and other fees from franchisees. Accordingly, our financial results are to a large extent dependent upon the operational and financial success of our franchisees. If sales trends or economic conditions worsen for franchisees, their financial results may deteriorate and our royalty, advertising, rent, and other revenues may decline and our accounts receivable and related allowance for doubtful accounts may increase. In addition, if our franchisees fail to renew their franchise agreements, our royalty revenues may decrease which in turn may materially and adversely affect our business and operating results.
If we fail to successfully implement our growth strategy, which includes opening new domestic and international restaurants, our ability to increase our revenues and operating profits could be adversely affected.
Our growth strategy relies in part upon new restaurant development by existing and new franchisees, including restaurants in the NextGen design in Dunkin' U.S. We and our franchisees face many challenges in opening new restaurants, including:

•	availability of financing;

•	selection and availability of suitable restaurant locations;

•	competition for restaurant sites;

•	availability and cost of labor for new restaurants;

•	negotiation of acceptable lease and financing terms;

•	securing required domestic or foreign governmental permits and approvals;

•	consumer tastes in new geographic regions and acceptance of our products;

•	employment and training of qualified personnel;

•	impact of inclement weather, natural disasters, and other acts of nature; and

•	general economic and business conditions.
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
Our franchisees are contractually obligated to operate their restaurants in accordance with the operations, safety, and health standards set forth in our agreements with them. However, franchisees are independent third parties whom we do not control. The franchisees own, operate, and oversee the daily operations of their restaurants and have sole control over all employee and other workforce decisions. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with required standards, franchise fees paid to us and royalty and advertising fee income will be adversely affected and brand image and reputation could be harmed, which in turn could materially and adversely affect our business and operating results.
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, active and/or potential disputes with franchisees could damage our brand reputation and/or our relationships with the broader franchisee group.

Our success depends substantially on the value of our brands.
Our success is dependent in large part upon our ability to maintain and enhance the value of our brands, our customers’ connection to our brands, and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the personal conduct of individuals associated with us, the way we manage our relationship with our franchisees, our growth or rebranding strategies, our development efforts in domestic and foreign markets, or the ordinary course of our, or our franchisees’, business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brands, such as actions taken (or not taken) by one or more franchisees or their employees relating to customer service, health, safety, welfare, or otherwise; litigation and claims; security breaches or other fraudulent activities associated with our electronic payment systems; and illegal activity targeted at us or others. Consumer demand for our products and our brands’ value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower sales and, ultimately, lower royalty income, which in turn could materially and adversely affect our business and operating results.
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
If we or our franchisees or licensees are unable to protect our customers’ payment card data and other regulated, protected or personally identifiable information, we or our franchisees could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.
Cybersecurity and data protection are increasingly demanding and the use of electronic payment methods and collection of other personal information exposes us and our franchisees to increased risk of privacy and/or security breaches as well as other risks. In connection with payment card transactions in-store and online, we and our franchisees collect and transmit confidential payment card information by way of retail networks. Additionally, we collect and store personal information from individuals, including our customers, franchisees, and employees, and collect and maintain confidential communications and information important to our business. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmitting, and storing such information. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems, including through hacking or cyber terrorism, could materially and adversely affect our business and operating results.
Further, the standards for systems currently used for transmission and approval of electronic payment transactions, and the technology utilized in electronic payment themselves, all of which can put electronic payment data at risk, are determined and controlled by the payment card industry, not by us. In addition, our employees, franchisees, contractors, or third parties with whom we do business or to whom we outsource business operations may attempt to circumvent our security measures in order to misappropriate regulated, protected, or personally identifiable information, and may purposefully or inadvertently cause a breach involving or compromise of such information. Third parties may have the technology or know-how to breach the security of the information collected, stored, or transmitted by us or our franchisees, and our respective security measures, as well as those of our technology vendors, may not effectively prohibit others from obtaining improper access to this information. Advances in computer and software capabilities and encryption technology, new tools, and other developments may increase the risk of such a breach or compromise. If a person is able to circumvent our data security measures or that of third parties with whom we do business, including our franchisees, he or she could destroy, corrupt, or steal valuable information or disrupt our operations. Any security breach could expose us to risks of data loss, litigation, liability, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results. We have experienced minor security incidents in the past in the form of credential stuffing attacks in which third parties used breached credentials obtained from unrelated online accounts to attempt to log in to accounts of DD Perks members. The impacts of these attacks have been mitigated and affected customer passwords have been reset. To date, none of these incidents have been material to our financial performance or operations.

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
Advances in technologies or alternative methods of delivery, including advances in vending machine technology, direct home delivery of on-line orders and home coffee makers, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. Moreover, technology and consumer offerings continue to develop, and we expect that new or enhanced technologies and consumer offerings will be available in the future. We may pursue certain of those technologies and consumer offerings if we believe they offer a sustainable customer proposition and can be successfully integrated into our business model. However, we cannot predict consumer acceptance of these delivery channels or their impact on our business. In addition, our competitors, some of whom have greater resources than us, may be able to benefit from changes in technologies or consumer acceptance of alternative methods of delivery, which could harm our competitive position. There can be no assurance that we will be able to successfully respond to changing consumer preferences, including with respect to new technologies and alternative methods of delivery, or to effectively adjust our product mix, service offerings, and marketing and merchandising initiatives for products and services that address, and anticipate advances in, technology and market trends. If we are not able to successfully respond to these challenges, our business, market share, financial condition, and operating results could be harmed.
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
We have a significant amount of indebtedness. As of December 29, 2018, we had total indebtedness of approximately $3.1 billion under our securitized debt facility, excluding $32.4 million of undrawn letters of credit and $117.6 million of unused commitments.
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
We regard our Dunkin’®, Dunkin' Donuts®, and Baskin-Robbins® trademarks as having significant value and as being important factors in the marketing of our brands. We have also obtained trademark protection for the trademarks associated with several of our product offerings and advertising slogans, including “America Runs on Dunkin’®”. We believe that these and other intellectual property, including certain patents and trade secrets, are valuable assets that are critical to our success and that enable us to continue to capitalize on our name recognition, increase brand awareness, and further develop our products. We rely on a combination of protections provided by contracts, as well as copyright, patent, trademark, and other laws, such as trade secret and unfair competition laws, to protect our intellectual property from infringement, misappropriation, or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the United States and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries.
Although we monitor our intellectual property, especially our trademark portfolio, both internally and through external search agents and impose an obligation on franchisees to notify us upon learning of potential infringement, there can be no assurance that we will be able to adequately maintain, enforce, and protect our trademarks or other intellectual property rights. We are aware of names and marks similar to our service marks being used by other persons. Although we believe such uses will not adversely affect us, further or currently unknown unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our brands, create consumer confusion, cause reputational harm, and may adversely affect our business. The same is true with regards to our intellectual property. Namely, that unauthorized uses of such intellectual property, including patents, trade secrets or proprietary software, or other infringement thereof, by third parties may adversely affect our business. Effective intellectual property protection may not be available in every country in which we have or intend to franchise a restaurant or license our intellectual property. Failure to adequately protect our intellectual property rights could damage our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trade secrets and other intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants, and suppliers may breach their contractual obligations not to reveal our confidential information, including trade secrets. Although we have taken measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that third parties will not independently develop products or concepts that are substantially similar to ours. Despite our efforts, it may be possible for third parties to reverse engineer, otherwise obtain, copy, and use software or information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices, and other intellectual property, and seeking an injunction and/or compensation for misappropriation of confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results.
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
Growth into new territories or new product lines may be hindered or blocked by pre-existing third-party rights.
We act to obtain and protect our intellectual property rights we need to operate successfully with regards to our products and in those territories where we operate. Certain intellectual property rights including rights in trademarks are national in character and limited to the goods and services described in the registrations. This means that they are obtained on a country-by-country, product-by-product basis by the first person to obtain protection through use or registration in that country in connection with specified products and services. As our business grows, we continuously evaluate the potential for expansion into new territories and new products and services. There is a risk with each expansion that growth will be limited or unavailable due to blocking pre-existing third-party intellectual property rights.

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
We and our franchisees rely on information technology and computer systems to process transactions and manage our business, and a disruption or a failure of such systems or technology could harm our reputation and our ability to effectively manage our business.
Network and information technology systems are integral to our business. We utilize various computer systems, including our FAST System and our EFTPay System, which are customized, web-based systems that require the use of third-party software licensed to us. The FAST System is the system by which our U.S. and Canadian franchisees report their weekly sales and pay their corresponding royalty fees and required advertising fund contributions. When sales are reported by a U.S. or Canadian franchisee, a withdrawal for the authorized amount is initiated from the franchisee’s bank after 12 days (from the week ending or month ending date). The FAST System is critical to our ability to accurately track sales and compute royalties due from our U.S. and Canadian franchisees. The EFTPay System is used by our U.S. and Canadian franchisees to make payments against open, non-fee invoices (i.e., all invoices except royalty and advertising funds). When a franchisee selects an invoice and submits the payment, on the following day a withdrawal for the selected amount is initiated from the franchisee’s bank. Additionally, an increasing number of transactions in our restaurants are processed through our mobile application. Despite the implementation of security measures, our systems are subject to damage and/or interruption as a result of power outages, computer and network failures, computer viruses and other disruptive software, security breaches, terrorist attacks, catastrophic events, and improper usage by employees, contractors, or other third parties. Such events could result in a material disruption in operations, a need for a costly repair, upgrade, or replacement of systems, or a decrease in, or in the collection of, royalties paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur reputational harm and a liability which could materially affect our results of operations.

Interruptions in the supply of product to franchisees and licensees could adversely affect our revenues.
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved in advance. In this regard, we and our franchisees depend on a group of suppliers for ingredients, foodstuffs, beverages, and disposable serving instruments including, but not limited to, Rich Products Corp., Dean Foods Co., The Coca-Cola Company, and Silver Pail Dairy, Ltd. as well as four primary coffee roasters and two primary donut mix suppliers. In 2018, we and our franchisees purchased products from nearly 450 approved domestic suppliers, with approximately 12 of such suppliers providing half, based on dollar volume, of all products purchased domestically. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place to ensure continuity of supply. In addition we believe that, if necessary, we could obtain readily available alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees’ supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items.
The Dunkin’ system is supported domestically by the franchisee-owned purchasing and distribution cooperative known as the National DCP, LLC (the "NDCP"). We have a long-term agreement with the NDCP to provide substantially all of the goods needed to operate a Dunkin’ restaurant in the United States. The NDCP also supplies some international markets. The NDCP aggregates the franchisee demand, sends requests for proposals to approved suppliers, and negotiates contracts for approved items. The NDCP also inventories the items in its seven regional distribution centers and ships products to franchisees at least one time per week. We do not control the NDCP and have only limited contractual rights under our agreement with the NDCP associated with supplier certification and quality assurance and protection of our intellectual property. While the NDCP maintains contingency plans with its approved suppliers and has a contingency plan for its own distribution function to restaurants, our franchisees bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier (including those of our international joint ventures) including, but not limited to, risks associated with contamination to food and beverage products. We have little control over such suppliers. Disruptions in these relationships may reduce franchisee sales and, in turn, our royalty income.
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
As of December 29, 2018, we had 8,943 international restaurants located in 68 foreign countries. The international operations of our franchisees may subject us to additional risks, which differ in each country in which our franchisees operate, and such risks may negatively affect our business or result in a delay in or loss of royalty income to us.
The factors impacting the international markets in which restaurants are located may include:

•	recessionary or expansive trends in international markets;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we or our international joint ventures operate;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	availability of credit for our franchisees, licensees, and our international joint ventures to finance the development of new restaurants;

•	increases in the taxes paid and other changes in applicable tax laws;

•	legal and regulatory changes and the burdens and costs of local operators’ compliance with a variety of laws, including trade restrictions, tariffs, and data protection requirements;

•	interruption of the supply of product;

•	increases in anti-American sentiment and the identification of the Dunkin’ brand and Baskin-Robbins brand as American brands;

•	political and economic instability; and

•	natural disasters, terrorist threats and/or activities, and other calamities.
Any or all of these factors may reduce distributions from our international joint ventures or other international partners and/or royalty income, which in turn may materially and adversely impact our business and operating results.
Termination of an arrangement with a master franchisee could adversely impact our revenues.
Internationally, and in limited cases domestically, we enter into relationships with “master franchisees” to develop and operate restaurants in defined geographic areas. Master franchisees are granted exclusivity rights with respect to larger territories than the typical franchisees, and in particular cases, expansion after minimum requirements are met is subject to the discretion of the master franchisee. In fiscal years 2018, 2017, and 2016, we derived approximately 8.7%, 8.9%, and 9.4%, respectively, of our total revenues from master franchisee arrangements. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay of the development of franchised restaurants, or an interruption in the operation of one of our brands in a particular market or markets. Any such delay or interruption would result in a delay in, or loss of, royalty income to us whether by way of delayed royalty income or delayed revenues from the sale of ice cream and other products by us to franchisees internationally, or reduced sales. Any interruption in operations due to the termination of an arrangement with a master franchisee similarly could result in lower revenues for us, particularly if we were to determine to close restaurants following the termination of an arrangement with a master franchisee.
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
In certain limited instances, a franchisee may be operating a restaurant pursuant to an unwritten franchise arrangement. Such circumstances may arise where a franchisee arrangement has expired and new or renewal agreements have yet to be executed or where the franchisee has developed and opened a restaurant but has failed to memorialize the franchisor-franchisee relationship in an executed agreement as of the opening date of such restaurant. In certain other limited instances, we may allow a franchisee in good standing to operate domestically pursuant to franchise arrangements which have expired in their normal course and have not yet been renewed. As of December 29, 2018, less than 1% of our restaurants were operating without a written agreement. There is a risk that either category of these franchise arrangements may not be enforceable under federal, state, or local laws and regulations prior to correction or if left uncorrected. In these instances, the franchise arrangements may be enforceable on the basis of custom and assent of performance. If the franchisee, however, were to neglect to remit royalty payments in a timely fashion, we may be unable to enforce the payment of such fees which, in turn, may materially and adversely affect our business and operating results. While we generally require franchise arrangements in foreign jurisdictions to be entered into pursuant to written franchise arrangements, subject to certain exceptions, some expired contracts, letters of intent, or oral agreements in existence may not be enforceable under local laws, which could impair our ability to collect royalty income, which in turn may materially and adversely impact our business and operating results.
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
Our franchisees are subject to various existing U.S. federal, state, local, and foreign laws affecting the operation of the restaurants including various health, sanitation, fire, and safety standards. Franchisees may in the future become subject to regulation (or further regulation) seeking to tax or regulate high-fat foods, to limit the serving size of beverages containing sugar, to ban the use of certain packaging materials (including polystyrene used in the iconic Dunkin’ cup), or requiring the display of detailed nutrition information. Each of these regulations would be costly to comply with and/or could result in reduced demand for our products.
Additionally, we are working to manage the risks and costs to us, our franchisees, and our supply chain of the effects of climate change, greenhouse gases, and diminishing energy and water resources. These risks include the increased public focus, including by governmental and nongovernmental organizations, on these and other environmental sustainability matters, such as packaging and waste, animal health and welfare, deforestation, and land use. These risks also include the increased pressure to make commitments, set targets, or establish additional goals and take actions to meet them. These risks could expose us to market, operational, and execution costs or risks. If we are unable to effectively manage the risks associated with our complex regulatory environment, it could have a material adverse effect on our business and financial condition.
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
We and our franchisees are or may be subject to U.S. and international privacy, data protection, and information security laws and regulations. Such laws and regulations, including the European Union General Data Protection Regulation, may require companies to give specific types of notice and in some cases seek consent from consumers before collecting or using their data for certain purposes, including some marketing activities. Various federal, state, and international legislative and regulatory bodies may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, and information security. For example, California recently enacted the California Consumer Privacy Act that will, among other things, require new disclosures to California consumers when it goes into effect on January 1, 2020. In response to such changing laws and regulations, we and our franchisees may need to change or limit the way we use information in operating our businesses, which may result in significant costs, and could compromise our or our franchisees’ marketing or growth strategies, any of which may materially and adversely affect our business and operating results.
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
Franchisee Litigation. Franchisees are subject to a variety of litigation risks, including, but not limited to, customer claims, personal-injury claims, environmental claims, employee allegations of improper termination and discrimination, claims related to violations of the ADA, religious freedom, the Fair Labor Standards Act, the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) or data protection laws, and intellectual-property claims. Each of these claims may increase costs and limit the funds available to make royalty payments and reduce the execution of new franchise arrangements.
Potential Conflicts with Franchisee Organizations. Although we believe our relationship with our franchisees is open and strong, the nature of the franchisor-franchisee relationship can give rise to conflict. In the U.S., our approach is collaborative in that we have established district advisory councils, regional advisory councils, and a national brand advisory council for each of the Dunkin’ brand and the Baskin-Robbins brand. The councils are comprised of franchisees, brand employees, and executives, and they meet to discuss the strengths, weaknesses, challenges, and opportunities facing the brands as well as the rollout of new products and projects. Internationally, our operations are primarily conducted through joint ventures with local licensees, so our relationships are conducted directly with our licensees rather than separate advisory committees. No material disputes with franchisee organizations exist in the United States or internationally at this time.
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
Unforeseen events, including war, terrorism, and other international, regional, or local instability or conflicts (including labor issues), embargos, public health issues (including tainted food, food-borne illnesses, food tampering, tampering with or failure of water supply or widespread/pandemic illness such as Ebola, the avian or H1N1 flu, MERS), and natural disasters such as earthquakes, tsunamis, hurricanes, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations or that of our franchisees or suppliers; or result in political or economic instability. These events could reduce traffic in our restaurants and demand for our products; make it difficult or impossible for our franchisees to receive products from their suppliers; disrupt or prevent our ability to perform functions at the corporate level; and/or otherwise impede our or our franchisees’ ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event or events, which in turn may materially and adversely impact our business and operating results.

Changes in tax laws could adversely affect the taxes we pay and our profitability.
We are subject to income and other taxes in the U.S. and foreign jurisdictions, and our operations, plans and results are affected by tax and other initiatives around the world. In particular, we are affected by the impact of changes to tax laws or policy or related authoritative interpretations, including changes and uncertainties resulting from proposals for comprehensive or corporate tax reforms in the U.S. or elsewhere. On December 22, 2017, tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), was signed into law. We have finalized the calculation of the provisional amount recorded in fiscal year 2017 for the one-time impact of the Tax Act, with no material adjustments. For certain provisions of the Tax Act that became effective in fiscal year 2018, we have made reasonable estimates. We will continue to refine those estimates as additional guidance is released by the U.S. Treasury and various tax jurisdictions with the possibility they could change, and those changes could be material. Any increases in income tax rates or changes in income tax laws could have a material adverse impact on our financial results.

Risks related to our common stock

Our stock price could be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.
Since our initial public offering in July 2011, the price of our common stock, as reported by NASDAQ, has ranged from a low of $23.24 on December 15, 2011 to a high of $76.52 on September 7, 2018. In addition, the stock market in general has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

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
Our corporate headquarters, located in Canton, Massachusetts, house substantially all of our executive management and employees who provide our primary corporate support functions: legal, marketing, technology, human resources, public relations, finance, and research and development.
As of December 29, 2018, we owned 102 properties and leased 960 locations across the U.S. and Canada, a majority of which we leased or subleased to franchisees. For fiscal year 2018, we generated 7.9%, or $104.4 million, of our total revenue from rental fees from franchisees who lease or sublease their properties from us.
The remaining balance of restaurants selling our products are situated on real property owned by franchisees or leased directly by franchisees from third-party landlords. All international restaurants (other than 13 located in Canada) are situated on real property owned by licensees and their sub-franchisees or leased by licensees and their sub-franchisees directly from a third-party landlord.
As of December 29, 2018, 100% of Dunkin’ and Baskin-Robbins restaurants were owned and operated by franchisees. We have construction and site management personnel who oversee the construction of restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. As of December 29, 2018, there were 12,871 Dunkin’ points of distribution, operating in 43 states and the District of Columbia in the U.S. and 43 foreign countries. Baskin-Robbins points of distribution totaled 8,041, operating in 44 U.S. states, the District of Columbia, Puerto Rico, and 53 foreign countries. The following table illustrates domestic and international points of distribution by brand as of December 29, 2018.

Franchised points of distribution
Dunkin’—US*	9,419
Dunkin’—International	3,452
Total Dunkin’*	12,871
Baskin-Robbins—US*	2,550
Baskin-Robbins—International	5,491
Total Baskin-Robbins*	8,041
Total US	11,969
Total International	8,943

*	Combination restaurants, as more fully described below, count as both a Dunkin’ and a Baskin-Robbins point of distribution.
Dunkin’ and Baskin-Robbins restaurants operate in a variety of formats. Dunkin’ traditional restaurant formats include free standing restaurants, end-caps (i.e., end location of a larger multi-store building), and gas and convenience locations. A free-standing building typically ranges in size from 1,200 to 2,500 square feet, and may include a drive-thru window. An end-cap typically ranges in size from 1,000 to 2,000 square feet and may include a drive-thru window. Dunkin’ also has other restaurants designed to fit anywhere, consisting of small full-service restaurants and/or self-serve kiosks in offices, hospitals, colleges, airports, grocery stores, wholesale clubs, and drive-thru-only units on smaller pieces of property (collectively referred to as special distribution opportunities or “SDOs”). SDOs typically range in size between 400 to 1,800 square feet. The majority of our Dunkin’ restaurants have their fresh baked goods delivered to them from franchisee-owned and -operated CMLs.
Baskin-Robbins traditional restaurant formats include free standing restaurants and end-caps. A free-standing building typically ranges in size from 600 to 1,200 square feet, and may include a drive-thru window. An end-cap typically ranges in size from 800 to 1,200 square feet and may include a drive-thru window. We also have other restaurants, consisting of small full-service restaurants and/or self-serve kiosks (collectively referred to as SDOs). SDOs typically range in size between 400 to 1,000 square feet.
In the U.S., Baskin-Robbins can also be found in 1,328 combination restaurants (“combos”) that also include a Dunkin’ restaurant, and are typically either free-standing or an end-cap. These combos, which we count as both a Dunkin’ and a Baskin-Robbins point of distribution, typically range from 1,400 to 3,500 square feet.
Of the 11,969 U.S. locations, 97 were sites owned by the Company and leased to franchisees, 929 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. Our land or land and building leases are generally for terms of ten years to twenty years, and often have one or more five-year or ten-year renewal options. In certain lease agreements, we have the option to purchase, or the right of first refusal to purchase, the real estate. Certain leases require the payment of additional rent equal to a percentage of annual sales in excess of specified amounts.
Of the sites owned or leased by the Company in the U.S., 17 are locations that no longer have a Dunkin’ or Baskin-Robbins restaurant (“surplus properties”). Some of these surplus properties have been sublet to other parties while the remaining are currently vacant.
We also have leased office space in China, the United Arab Emirates, and the United Kingdom.
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
On February 22, 2019, we had 1,042 holders of record of our common stock.
Dividend policy
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
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made during the quarter ended December 29, 2018 by or on behalf of Dunkin' Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
09/30/18 - 10/27/18	—	$—	—	$250,000,000
10/28/18 - 12/01/18	—	—	—	250,000,000
12/02/18 - 12/29/18	458,465	65.44	458,465	219,998,100
Total	458,465	$65.44	458,465

(1)
On May 16, 2018, our board of directors authorized a new share repurchase program for up to an aggregate of $250.0 million of our outstanding common stock. This repurchase authorization is valid for a period of two years. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.

Securities authorized for issuance under our equity compensation plans

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(1)(4)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)(4)
Equity compensation plans approved by security holders	3,416,333	$45.39	3,506,293
Equity compensation plans not approved by security holders	—	—	—
TOTAL	3,416,333	$45.39	3,506,293

(1)Consists of 3,007,780 shares issuable upon exercise of outstanding options, 213,984 shares issuable upon vesting of outstanding restricted stock units, and 194,569 shares issuable upon vesting of performance stock units under approved plans.

(2)The weighted-average exercise price takes into account 408,553 shares under approved plans issuable upon vesting of outstanding restricted stock units and performance stock units, which have no exercise price. The weighted average exercise price solely with respect to stock options outstanding under the approved plans is $51.56.

(3)Consists of 3,082,013 shares remaining available for issuance under the Company’s 2015 Omnibus Long-Term Incentive Plan and 424,280 shares remaining available for issuance under the Company’s employee stock purchase plan.

(4)Amounts exclude the impact of a maximum 194,569 of incremental shares that may be issuable upon vesting based on the level of performance achieved related to performance stock units.

Performance Graph
The following graph depicts the total return to shareholders for the five-year period ended December 29, 2018, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on December 28, 2013 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/28/2013	12/27/2014	12/26/2015	12/31/2016	12/30/2017	12/29/2018
Dunkin’ Brands Group, Inc. (DNKN)	$100.00	$90.46	$92.47	$117.34	$147.57	$148.13
S&P 500	$100.00	$113.34	$111.83	$121.48	$145.07	$134.88
S&P Consumer Discretionary	$100.00	$108.96	$118.52	$123.16	$149.30	$146.97

Item 6.	Selected Financial Data.
The following table sets forth our selected historical consolidated financial and other data, and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected historical financial data has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. The data in the following table related to adjusted operating income, adjusted net income, points of distribution, comparable store sales growth, systemwide sales, and systemwide sales growth are unaudited for all periods presented. The data for fiscal year 2016 reflects the results of operations for a 53-week period. All other periods presented reflect the results of operations for 52-week periods. As a result of the adoption of new guidance related to revenue recognition during fiscal year 2018 (see note 3 to the consolidated financial statements included herein), prior period information for fiscal years 2017 and 2016 included below has been restated to reflect the new guidance. Prior period information for fiscal years 2015 and 2014 has not been restated and is, therefore, not comparable to the fiscal year 2018, 2017, and 2016 information.

	Fiscal year
	2018	2017(1)	2016(1)	2015(1)	2014(1)
	($ in thousands, except per share data)
Consolidated Statements of Operations Data:
Franchise fees and royalty income	$578,342	555,206	536,396	513,222	482,329
Advertising fees and related income	493,590	470,984	453,553	—	—
Rental income	104,413	104,643	101,020	100,422	97,663
Sales of ice cream and other products	95,197	96,388	100,542	115,252	117,484
Sales at company-operated restaurants	—	—	11,975	28,340	22,206
Other revenues	50,075	48,330	44,869	53,697	29,027
Total revenues	1,321,617	1,275,551	1,248,355	810,933	748,709
Amortization of intangible assets	21,113	21,335	22,079	24,688	25,760
Other operating costs and expenses	901,905	878,999	869,607	426,363	406,775
Total operating costs and expenses	923,018	900,334	891,686	451,051	432,535
Net income (loss) of equity method investments(2)	14,903	15,198	14,552	(41,745)	14,846
Other operating income (loss), net	(1,670)	627	9,381	1,430	7,838
Operating income	411,832	391,042	380,602	319,567	338,858
Interest expense, net	(121,548)	(101,110)	(100,270)	(96,341)	(67,824)
Loss on debt extinguishment and refinancing transactions	—	(6,996)	—	(20,554)	(13,735)
Other income (loss), net	(1,083)	391	(1,195)	(1,084)	(1,566)
Income before income taxes	289,201	283,327	279,137	201,588	255,733
Net income attributable to Dunkin’ Brands	$229,906	271,209	175,289	105,227	176,357
Earnings per share:
Common—basic	$2.75	2.99	1.91	1.10	1.67
Common—diluted	2.71	2.94	1.89	1.08	1.65

	Fiscal year
	2018	2017(1)	2016(1)	2015(1)	2014(1)
	($ in thousands, except per share data or as otherwise noted)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and restricted cash	$598,321	1,114,099	431,832	333,115	208,358
Total assets	3,456,581	3,937,433	3,227,419	3,197,119	3,124,400
Total debt(3)	3,049,750	3,075,133	2,435,137	2,453,643	1,807,556
Total liabilities	4,169,378	4,191,972	3,574,007	3,417,862	2,749,450
Total stockholders’ equity (deficit)	(712,797)	(254,539)	(346,588)	(220,743)	367,959
Other Financial Data:
Capital expenditures	$51,855	21,055	20,826	30,246	23,638
Adjusted operating income(4)	434,593	411,096	402,466	400,477	365,956
Adjusted net income(4)	246,294	190,636	188,407	187,893	186,113
Points of Distribution(5):
Dunkin’ U.S.	9,419	9,141	8,828	8,431	8,082
Dunkin’ International	3,452	3,397	3,430	3,319	3,228
Baskin-Robbins U.S.	2,550	2,560	2,538	2,529	2,529
Baskin-Robbins International	5,491	5,422	5,284	5,078	5,023
Total points of distribution	20,912	20,520	20,080	19,357	18,862
Comparable Store Sales Growth (Decline):
Dunkin’ U.S.(6)	0.6%	0.6%	1.6%	1.4%	1.7%
Dunkin’ International(7)	2.2%	0.3%	(1.9)%	0.5%	(2.0)%
Baskin-Robbins U.S.(6)	(0.6)%	0.0%	0.7%	6.1%	4.9%
Baskin-Robbins International(7)	3.8%	(0.1)%	(4.2)%	(1.9)%	(1.2)%
Systemwide Sales ($ in millions)(8):
Dunkin’ U.S.	$8,786.8	8,458.7	8,226.1	7,622.9	7,179.1
Dunkin’ International	775.5	733.6	707.2	678.4	698.2
Baskin-Robbins U.S.	611.9	606.1	603.6	594.8	560.5
Baskin-Robbins International	1,459.8	1,348.2	1,307.7	1,273.5	1,335.6
Total systemwide sales	$11,634.0	11,146.6	10,844.6	10,169.6	9,773.4
Systemwide Sales Growth (Decline)(9):
Dunkin’ U.S.	3.9%	2.8%	7.9%	6.2%	6.4%
Dunkin’ International	5.7%	3.7%	4.2%	(2.8)%	2.9%
Baskin-Robbins U.S.	1.0%	0.4%	1.5%	6.1%	5.5%
Baskin-Robbins International	8.3%	3.1%	2.7%	(4.6)%	(0.6)%
Total systemwide sales growth	4.4%	2.8%	6.6%	4.1%	5.1%

(1)
Prior period information for fiscal years 2017 and 2016 has been restated for the adoption of new guidance related to revenue recognition in the first quarter of fiscal year 2018, while prior period information for fiscal years 2015 and 2014 has not been restated and is, therefore, not comparable to the fiscal year 2018, 2017, and 2016 information. See note 3 to the consolidated financial statements included herein for additional information.

(2)	Fiscal year 2015 includes an impairment of our equity method investment in the Japan joint venture of $54.3 million.

(3)
Includes capital lease obligations of $7.5 million, $7.8 million, $8.1 million, $8.0 million, and $8.1 million as of December 29, 2018, December 30, 2017, December 31, 2016, December 26, 2015, and December 27, 2014, respectively.

(4)
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, impairment of joint ventures, and other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. Adjusted net income for fiscal year 2017 also excludes the net tax benefit due to the enactment of the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) during fiscal year 2017. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Fiscal year
	2018	2017(a)	2016(a)	2015(a)	2014(a)
	(Unaudited, $ in thousands)
Operating income	$411,832	391,042	380,602	319,567	338,858
Adjustments:
Amortization of other intangible assets	21,113	21,335	22,079	24,688	25,760
Long-lived asset impairment charges	1,648	1,617	149	623	1,484
Third-party product volume guarantee	—	—	—	—	(300)
Peterborough plant closure(b)	—	—	—	4,075	—
Transaction-related costs(c)	—	—	64	424	154
Japan joint venture impairment, net(d)	—	—	—	53,853	—
Bertico-related litigation(e)	—	(2,898)	(428)	(2,753)	—
Adjusted operating income(f)	$434,593	411,096	402,466	400,477	365,956
Net income attributable to Dunkin’ Brands	$229,906	271,209	175,289	105,227	176,357
Adjustments:
Amortization of other intangible assets	21,113	21,335	22,079	24,688	25,760
Long-lived asset impairment charges	1,648	1,617	149	623	1,484
Third-party product volume guarantee	—	—	—	—	(300)
Peterborough plant closure(b)	—	—	—	4,075	—
Transaction-related costs(c)	—	—	64	424	154
Japan joint venture impairment, net(d)	—	—	—	53,853	—
Bertico-related litigation(e)	—	(2,898)	(428)	(2,753)	—
Loss on debt extinguishment and refinancing transactions	—	6,996	—	20,554	13,735
Tax impact of adjustments(g)	(6,373)	(10,820)	(8,746)	(19,044)	(16,333)
Income tax audit settlements(h)	—	—	—	—	(6,717)
Tax impact of legal entity conversion(i)	—	—	—	246	(8,541)
State tax apportionment(j)	—	—	—	—	514
Impact of tax reform(k)	—	(96,803)	—	—	—
Adjusted net income	$246,294	190,636	188,407	187,893	186,113

(a)
Prior period information for fiscal years 2017 and 2016 has been restated for the adoption of new guidance related to revenue recognition in the first quarter of fiscal year 2018, while prior period information for fiscal years 2015 and 2014 has not been restated and is, therefore, not comparable to the fiscal year 2018, 2017, and 2016 information. See note 3 to the consolidated financial statements included herein for additional information.

(b)
For fiscal year 2015, the adjustment represents costs incurred related to the final settlement of the Canadian pension plan as a result of the closure of the Baskin-Robbins ice cream manufacturing plant in Peterborough, Canada.

(c)	Represents non-capitalizable costs incurred in connection with obtaining a new securitized financing facility, which was completed in January 2015.

(d)
Amount consists of an other-than-temporary impairment of the investment in the Japan joint venture of $54.3 million, less a reduction in depreciation and amortization of $0.4 million resulting from the allocation of the impairment charge to the underlying long-lived assets of the joint venture.

(e)
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

(f)
Adjusted operating income includes the impact of the 53rd week for fiscal year 2016. Based on our estimate of that extra week on certain revenues and expenses, the impact of the extra week in fiscal year 2016 on adjusted operating income was approximately $6.1 million. Excluding the impact of the extra week, adjusted operating income for fiscal year 2016 would have been approximately $396.4 million on a 52-week basis.

(g)
Tax impact of adjustments calculated at a 40% effective tax rate for each of the fiscal years 2017, 2016, 2015, and 2014, excluding the Japan joint venture impairment as there was no tax impact related to this charge. Tax impact of adjustments calculated at a 28% effective rate for the fiscal year 2018.

(h)
Represents income tax benefits resulting from the settlement of historical tax positions settled during the prior period, primarily related to the accounting for the acquisition of the Company by private equity firms in 2006.

(i)	Represents the net tax impact of converting Dunkin’ Brands Canada Ltd. to Dunkin’ Brands Canada ULC.

(j)	Represents tax expense recognized due to an increase in our overall state tax rate for a shift in the apportionment of income to certain state jurisdictions.

(k)	Net tax benefit due to the enactment of the Tax Act during fiscal year 2017, consisting primarily of the remeasurement of deferred tax liabilities using the lower enacted corporate tax rate.

(5)	Represents period end points of distribution.

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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ and Baskin-Robbins brands. With over 20,900 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of December 29, 2018, Dunkin’ had 12,871 global points of distribution with restaurants in 43 U.S. states, the District of Columbia and 43 foreign countries. Baskin-Robbins had 8,041 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and 53 foreign countries.
We are organized into five reporting segments: Dunkin’ U.S., Dunkin’ International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. We generate revenue from five primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) continuing advertising fees from Dunkin’ and Baskin-Robbins franchisees and breakage and other revenue related to the gift card program; (iii) rental income from restaurant properties that we lease or sublease to franchisees, (iv) sales of ice cream and other products to franchisees in certain international markets, and (v) other income including fees for the licensing of our brands for products sold in certain retail outlets, the licensing of the rights to manufacture Baskin-Robbins ice cream products sold to U.S. franchisees, refranchising gains, and online training fees. Prior to completing the sale of all company-operated restaurants in fiscal year 2016, we also generated revenue from retail store sales at our company-operated restaurants.
Approximately 44% of our revenue for fiscal year 2018 was derived from royalty income and franchise fees. Additionally, advertising fees and related income accounted for approximately 37% of our revenue for fiscal year 2018. Rental income from franchisees that lease or sublease their properties from us accounted for 8% of our revenue for fiscal year 2018. An additional 7% of our revenue for fiscal year 2018 was generated from sales of ice cream and other products to franchisees in certain international markets. The balance of our revenue for fiscal year 2018 consisted of revenue from license fees on products sold in non-franchised outlets, license fees on sales of ice cream and other products to Baskin-Robbins franchisees in the U.S., refranchising gains, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of December 29, 2018, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands, including the cost of our marketing, research and development, and innovation personnel. Royalty and advertising fee payments are typically made on a weekly basis for restaurants in the U.S., which limit our working capital needs. For fiscal year 2018, revenues earned by the U.S. Advertising Funds were $454.6 million.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2018, 2017, and 2016 reflect the results of operations for the 52-week, 52-week, and 53-week periods ending on December 29, 2018, December 30, 2017, and December 31, 2016, respectively. Certain financial measures and other metrics have been presented with the impact of the additional week on the results for fiscal year 2016. The impact of the additional week in fiscal year 2016 reflects our estimate of the 53rd week on systemwide sales growth, revenues, and expenses.

As a result of the adoption of new guidance related to revenue recognition during fiscal year 2018 (see note 3 to the consolidated financial statements included herein), all prior period amounts included below have been restated to reflect the new guidance.
Selected operating and financial highlights

	Fiscal year
	2018	2017	2016
	($ in thousands)
Total revenues	$1,321,617	1,275,551	1,248,355
Operating income	411,832	391,042	380,602
Adjusted operating income	434,593	411,096	402,466
Net income	229,906	271,209	175,289
Adjusted net income	246,294	190,636	188,407
Systemwide sales growth	4.4%	2.8%	6.6%
Comparable store sales growth (decline):
Dunkin’ U.S.	0.6%	0.6%	1.6%
Dunkin’ International	2.2%	0.3%	(1.9)%
Baskin-Robbins U.S.	(0.6)%	0.0%	0.7%
Baskin-Robbins International	3.8%	(0.1)%	(4.2)%
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairments, and certain other non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. Adjusted net income for fiscal year 2017 also excludes the net tax benefit resulting from the enactment of the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act") during fiscal year 2017, consisting primarily of the remeasurement of our deferred tax liabilities using the lower enacted corporate tax rate. The Company uses adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies. See note 4 to “Selected Financial Data” for reconciliations of operating income and net income determined under GAAP to adjusted operating income and adjusted net income, respectively.
Fiscal year 2018 compared to fiscal year 2017
Overall growth in systemwide sales of 4.4% for fiscal year 2018 resulted from the following:

•
Dunkin’ U.S. systemwide sales growth of 3.9%, which was the result of 278 net new restaurants opened in fiscal year 2018 and comparable store sales growth of 0.6%. The increase in comparable store sales was driven by increased average ticket, offset by a decline in traffic. Comparable store sales growth for fiscal year 2018 was driven primarily by beverage sales, including iced coffee, frozen, and espresso beverages, and breakfast sandwich sales.

•
Dunkin’ International systemwide sales growth of 5.7% as a result of sales increases in the Middle East, Europe, Latin America, and South Korea. Systemwide sales in South Korea and Europe were positively impacted by favorable foreign exchange rates, while systemwide sales in Asia were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for fiscal year 2018 increased by approximately 5%. Dunkin’ International comparable store sales increased 2.2% due primarily to growth in the Middle East.

•
Baskin-Robbins U.S. systemwide sales growth of 1.0%. Comparable store sales declined 0.6%, driven by a decline in traffic, offset by increased average ticket. Sales of beverages, including shakes and smoothies, as well as the take-home category, increased while sales of cups and cones as well as sundaes declined during the fiscal year 2018.

•
Baskin-Robbins International systemwide sales growth of 8.3%, driven by sales increases in South Korea, Japan, the Middle East, Canada, and Asia. Sales across all regions were positively impacted by favorable foreign exchange rates. On a constant currency basis, systemwide sales for fiscal year 2018 increased by approximately 7%. Baskin-Robbins International comparable store sales increased 3.8% due primarily to growth in South Korea and Japan.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings (closings) as of and for the fiscal years ended December 29, 2018 and December 30, 2017 were as follows:

	December 29, 2018	December 30, 2017
Points of distribution, at period end:
Dunkin’ U.S.	9,419	9,141
Dunkin’ International	3,452	3,397
Baskin-Robbins U.S.	2,550	2,560
Baskin-Robbins International	5,491	5,422
Consolidated global points of distribution	20,912	20,520

	Fiscal year
	2018	2017
Net openings (closings), during the period:
Dunkin’ U.S.	278	313
Dunkin’ International	55	(33)
Baskin-Robbins U.S.	(10)	22
Baskin-Robbins International	69	138
Consolidated global net openings	392	440
The increase in total revenues of $46.1 million, or 3.6%, for fiscal year 2018 resulted primarily from a $23.1 million increase in franchise fees and royalty income driven primarily by an increase in Dunkin’ U.S. systemwide sales, as well as an increase in advertising fees and related income of $22.6 million. The increase in advertising fees and related income was due primarily to additional gift card program service fees and an increase in advertising fees, offset by a decline in breakage revenue. Also contributing to the increase in revenues was an increase in other revenues driven primarily by an increase in license fees related to Dunkin’ K-Cup® pods. Offsetting these increases was a decrease in sales of ice cream and other products.
Operating income and adjusted operating income increased $20.8 million, or 5.3%, and $23.5 million, or 5.7%, respectively, for fiscal year 2018, due primarily to the increases in franchise fees and royalty income. Also contributing to the increases in operating income and adjusted operating income was an increase in rental margin due primarily to expenses incurred in the prior fiscal year to record lease-related liabilities, offset by an increase in general and administrative expenses. The increase in general and administrative expenses was due primarily to expenses incurred in fiscal year 2018 to support initiatives for the Dunkin’ U.S. Blueprint for Growth, our multi-year strategic growth plan, as well as expenses incurred in connection with our 2018 Global Convention held in fiscal year 2018, offset by decreases in personnel costs and travel expenses. Additionally, operating income growth was unfavorably impacted by a reduction of legal reserves in the prior fiscal year.
Net income decreased $41.3 million, or 15.2%, for fiscal year 2018 driven by an increase in income tax expense of $47.2 million and an increase in net interest expense of $20.4 million driven by additional borrowings incurred in conjunction with the refinancing transaction completed during the fourth quarter of fiscal year 2017. Offsetting these decreases in net income were the increase in operating income of $20.8 million and a $7.0 million loss on debt extinguishment and refinancing transactions recorded in the prior fiscal year as a result of the October 2017 securitization refinancing transaction. The increase in income tax expense resulted primarily from a net benefit of $96.8 million included in fiscal year 2017 due to the enactment of the Tax Act, consisting primarily of the remeasurement of our deferred tax liabilities using the lower enacted corporate tax rate. Offsetting this increase was a lower corporate tax rate effective in fiscal year 2018 due to the enactment of the Tax Act.
Adjusted net income increased $55.7 million, or 29.2%, for fiscal year 2018 resulting primarily from the $23.5 million increase in adjusted operating income, offset by the increase in net interest expense and a decrease in income tax expense, which excludes the transition impact of the Tax Act.
Fiscal year 2017 compared to fiscal year 2016
Overall growth in systemwide sales of 2.8% for fiscal year 2017, or 4.2% on a 52-week basis, resulted from the following:

•
Dunkin’ U.S. systemwide sales growth of 2.8%, which was the result of 313 net new restaurants opened in fiscal year 2017 and comparable store sales growth of 0.6%. The increase in comparable store sales was driven by increased average ticket, offset by a decline in traffic. The growth in sales was driven by core breakfast sandwiches, offset by declines in sales of bakery items and PM sandwiches. Beverage sales were flat as increased sales of iced coffee, including Cold Brew, were offset by a decline in hot coffee. Systemwide sales growth was negatively impacted by approximately 190 basis points due to the extra week in fiscal year 2016.

•
Dunkin’ International systemwide sales growth of 3.7% as a result of sales increases in the Middle East, Asia, Latin America, and Europe, offset by a decline in sales in South Korea. Systemwide sales in South Korea, Latin America, and Europe were positively impacted by favorable foreign exchange rates, while systemwide sales in Asia and the Middle East were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for fiscal year 2017 increased by approximately 3%. Dunkin’ International comparable store sales increased 0.3% due primarily to growth in Asia and Latin America, offset by declines in South Korea and Europe.

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

•
Baskin-Robbins International systemwide sales growth of 3.1%, driven by sales increases in South Korea, Canada, and the Middle East, offset by a decline in Japan. Sales in South Korea were positively impacted by favorable foreign exchange rates, while sales in Japan and the Middle East were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales for fiscal year 2017 increased by approximately 3%. Baskin-Robbins International comparable store sales declined 0.1% driven primarily by a decline in the Middle East, offset by growth in South Korea.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the fiscal years ended December 30, 2017 and December 31, 2016 were as follows:

	December 30, 2017	December 31, 2016
Points of distribution, at period end:
Dunkin’ U.S.	9,141	8,828
Dunkin’ International	3,397	3,430
Baskin-Robbins U.S.	2,560	2,538
Baskin-Robbins International	5,422	5,284
Consolidated global points of distribution	20,520	20,080

	Fiscal year
	2017	2016
Net openings (closings), during the period:
Dunkin’ U.S.	313	397
Dunkin’ International	(33)	111
Baskin-Robbins U.S.	22	9
Baskin-Robbins International	138	206
Consolidated global net openings	440	723
The increase in total revenues of $27.2 million, or 2.2%, for fiscal year 2017 resulted primarily from an $18.8 million increase in franchise fees and royalty income driven primarily by an increase in Dunkin’ U.S. systemwide sales, as well as a $17.4 million increase in advertising fees and related income. The increase in advertising fees and related income was due primarily to an increase in advertising fees, offset by a decline in breakage revenue. These increases were offset by a decrease in sales at company-operated restaurants of $12.0 million as there were no company-operated points of distribution during fiscal year 2017. The increase in revenues reflects the unfavorable impact of the extra week in the prior fiscal year, which contributed approximately $16.0 million in total revenues in fiscal year 2016, consisting primarily of royalty income and advertising fees.
Operating income and adjusted operating income increased $10.4 million, or 2.7%, and $8.6 million, or 2.1%, respectively, for fiscal year 2017, due primarily to the increase in franchise fees and royalty income. Additionally, the prior fiscal year was unfavorably impacted by the operating results of company-operated restaurants. Offsetting these increases in operating income and adjusted operating income were gains recognized in connection with the sale of company-operated restaurants in the prior fiscal year, a decrease in net margin on ice cream due primarily to an increase in commodity costs and a decrease in sales volume, and an increase in general and administrative expenses. The increases in operating income and adjusted operating income reflect the unfavorable impact of the extra week in the prior fiscal year, which contributed approximately $6.1 million in income in fiscal year 2016, consisting primarily of additional royalty income, offset by additional personnel costs.
Net income increased $95.9 million, or 54.7%, for fiscal year 2017 driven primarily by a decrease in income tax expense of $91.7 million, as well as the increase in operating income. Offsetting these increases in net income was a $7.0 million loss on debt extinguishment and refinancing transactions recorded in fiscal year 2017 as a result of the October 2017 securitization refinancing transaction. The income tax expense in fiscal year 2017 included a $96.8 million net tax benefit due to the enactment of the Tax Act, consisting primarily of the remeasurement of our deferred tax liabilities using the lower enacted corporate tax rate.
Adjusted net income increased $2.2 million, or 1.2%, for fiscal year 2017 resulting primarily from the $8.6 million increase in adjusted operating income, offset by an increase in income tax expense, which excludes the net tax benefit due to the enactment of the Tax Act in fiscal year 2017.
The increases in both net income and adjusted net income reflect the unfavorable impact of the extra week in the prior fiscal year, which contributed approximately $2.5 million in net income in fiscal year 2016, consisting primarily of additional royalty income, offset by additional personnel costs, interest expense, and income tax expense.
Earnings per share
Earnings per common share and diluted adjusted earnings per common share were as follows:

	Fiscal year
	2018	2017	2016
Earnings per share:
Common – basic	$2.75	2.99	1.91
Common – diluted	2.71	2.94	1.89
Diluted adjusted earnings per share	2.90	2.07	2.04
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Fiscal year
	2018	2017	2016
Adjusted net income	$246,294	190,636	188,407
Weighted average number of common shares–diluted	84,960,791	92,231,436	92,538,282
Diluted adjusted earnings per share	$2.90	2.07	2.04

Results of operations
Fiscal year 2018 compared to fiscal year 2017
Consolidated results of operations

	Fiscal year		Increase (Decrease)
	2018	2017	$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$578,342	555,206	23,136	4.2%
Advertising fees and related income	493,590	470,984	22,606	4.8%
Rental income	104,413	104,643	(230)	(0.2)%
Sales of ice cream and other products	95,197	96,388	(1,191)	(1.2)%
Other revenues	50,075	48,330	1,745	3.6%
Total revenues	$1,321,617	1,275,551	46,066	3.6%
Total revenues increased $46.1 million, or 3.6%, in fiscal year 2018, due primarily to an increase in franchise fees and royalty income of $23.1 million, or 4.2%, driven primarily by an increase in Dunkin’ U.S. systemwide sales, as well as due to an increase in advertising fees and related income of $22.6 million, or 4.8%. Also contributing to the increase in revenues was an increase in other revenues of $1.7 million driven primarily by an increase in license fees related to Dunkin’ K-Cup® pods. These increases in revenues were offset by a decrease in sales of ice cream and other products of $1.2 million. The increase in advertising fees and related income was due primarily to additional gift card program service fees and an increase in advertising fees, offset by a decline in breakage revenue. The additional gift card program service fees were collected beginning in the second quarter of fiscal year 2018 to cover certain gift card program costs, and such additional fees are not expected to be collected in future periods.

	Fiscal year		Increase (Decrease)
	2018	2017	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$58,102	60,301	(2,199)	(3.6)%
Cost of ice cream and other products	77,412	77,012	400	0.5%
Advertising expenses	498,019	476,157	21,862	4.6%
General and administrative expenses, net	246,792	243,828	2,964	1.2%
Depreciation and amortization	41,045	41,419	(374)	(0.9)%
Long-lived asset impairment charges	1,648	1,617	31	1.9%
Total operating costs and expenses	$923,018	900,334	22,684	2.5%
Net income of equity method investments	14,903	15,198	(295)	(1.9)%
Other operating income (loss), net	(1,670)	627	(2,297)	(366.3)%
Operating income	$411,832	391,042	20,790	5.3%
Occupancy expenses for franchised restaurants for fiscal year 2018 decreased $2.2 million, or 3.6%, due primarily to expenses incurred in the prior fiscal year to record lease-related liabilities as a result of restaurant closures.
Net margin on ice cream products decreased $1.6 million for fiscal year 2018 to $17.8 million due primarily to the impact of unfavorable foreign exchange rates and an increase in commodity costs.
Advertising expenses for fiscal year 2018 increased $21.9 million driven by the increase in advertising fees and related income.
General and administrative expenses increased $3.0 million, or 1.2%, in fiscal year 2018 due primarily to expenses incurred in fiscal year 2018 to support initiatives for the Dunkin’ U.S. Blueprint for Growth, our multi-year strategic growth plan, as well as expenses incurred in connection with our 2018 Global Convention held in fiscal year 2018. Also contributing to the increase in general and administrative expenses was a reduction of legal reserves in the prior fiscal year. Offsetting these increases in general and administrative expenses were decreases in personnel costs and travel expenses.
Depreciation and amortization decreased $0.4 million in fiscal year 2018 resulting primarily from a decrease in amortization due to favorable lease intangible assets being written-off upon termination of the related leases, as well as a decrease in depreciation as assets become fully depreciated.

Long-lived asset impairment charges remained consistent with the prior fiscal year. Such charges generally fluctuate based on the timing of lease terminations and the related write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments decreased $0.3 million in fiscal year 2018 due primarily to a decrease in net income from our Japan joint venture, offset by an increase in net income from our South Korea joint venture.
Other operating income (loss), net, which includes net gains and losses recognized in connection with the sale or disposal of property, equipment, and software, fluctuates based on the timing of such transactions.

	Fiscal year		Increase (Decrease)
	2018	2017	$	%
	(In thousands, except percentages)
Interest expense, net	$121,548	101,110	20,438	20.2%
Loss on debt extinguishment and refinancing transactions	—	6,996	(6,996)	100.0%
Other loss (income), net	1,083	(391)	1,474	n/m
Total other expense	$122,631	107,715	14,916	13.8%
The increase in net interest expense for fiscal year 2018 of $20.4 million was driven primarily by the securitization refinancing transaction that occurred in October 2017, which resulted in additional borrowings and an increase in the weighted average interest rate, offset by an increase in interest income earned on our cash balances.
The loss on debt extinguishment and refinancing transactions for fiscal year 2017 of $7.0 million resulted from the October 2017 securitization refinancing transaction.
The fluctuation in other loss (income), net, for fiscal year 2018 was driven primarily by net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Fiscal year
	2018	2017
	(In thousands, except percentages)
Income before income taxes	$289,201	283,327
Provision for income taxes	59,295	12,118
Effective tax rate	20.5%	4.3%
The increase in the effective tax rate compared to the prior fiscal year resulted primarily from a net benefit of $96.8 million included in fiscal year 2017 due to the enactment of the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Act"), consisting primarily of the remeasurement of our deferred tax liabilities using the lower enacted corporate tax rate. Offsetting this increase was a lower corporate tax rate effective in fiscal year 2018 due to the enactment of the Tax Act. See note 16 to the consolidated financial statements included herein for further discussion of the impact of the Tax Act. Excess tax benefits from share-based compensation also reduced the provision for income taxes by $19.7 million for fiscal year 2018 compared to $7.8 million for fiscal year 2017.
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
For reconciliations to total revenues and income before income taxes, see note 12 to our consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, allocation of the consideration from sales of ice cream and other products to royalty income as consideration for the use of the franchise license is not reflected within segment revenues, but has no impact to total revenues for any segment.
Dunkin’ U.S.

	Fiscal year		Increase (Decrease)
	2018	2017	$	%
	(In thousands, except percentages)
Royalty income	$483,883	463,874	20,009	4.3%
Franchise fees	18,029	18,455	(426)	(2.3)%
Rental income	100,913	101,073	(160)	(0.2)%
Other revenues	3,985	3,631	354	9.7%
Total revenues	$606,810	587,033	19,777	3.4%
Segment profit	$466,094	445,118	20,976	4.7%
The increase in Dunkin’ U.S. revenues for fiscal year 2018 was due primarily to an increase in royalty income of $20.0 million driven by systemwide sales growth, as well as an increase in other revenues due primarily to an increase in refranchising gains. Offsetting these increases was a decrease in franchise fees due primarily to franchisee incentives provided in fiscal year 2018 as part of the investments in the Dunkin' U.S. Blueprint for Growth that are being recognized over the remaining term of each respective franchise agreement.
The increase in Dunkin’ U.S. segment profit for fiscal year 2018 was driven primarily by the increase in royalty income, as well as an increase in rental margin due primarily to expenses incurred in the prior fiscal year to record lease-related liabilities. These increases were offset by an increase in general and administrative expenses, due primarily to expenses incurred in fiscal year 2018 to support the Dunkin’ U.S. Blueprint for Growth initiatives, offset by a decrease in personnel costs.
Dunkin’ International

	Fiscal year		Increase (Decrease)
	2018	2017	$	%
	(In thousands, except percentages)
Royalty income	$20,111	17,965	2,146	11.9%
Franchise fees	2,196	1,853	343	18.5%
Other revenues	34	(48)	82	n/m
Total revenues	$22,341	19,770	2,571	13.0%
Segment profit	$14,398	6,167	8,231	133.5%
The increase in Dunkin’ International revenues for fiscal year 2018 resulted primarily from an increase in royalty income of $2.1 million driven by systemwide sales growth, as well as an increase in franchise fees due primarily to recognition of deferred revenue upon the closure of certain international markets.
The increase in Dunkin’ International segment profit for fiscal year 2018 was primarily a result of a decrease in general and administrative expenses due primarily to a decrease in personnel costs, as well as the increase in revenues.

Baskin-Robbins U.S.

	Fiscal year		Increase (Decrease)
	2018	2017	$	%
	(In thousands, except percentages)
Royalty income	$29,375	29,724	(349)	(1.2)%
Franchise fees	1,276	978	298	30.5%
Rental income	2,971	3,089	(118)	(3.8)%
Sales of ice cream and other products	3,261	3,448	(187)	(5.4)%
Other revenues	10,535	10,969	(434)	(4.0)%
Total revenues	$47,418	48,208	(790)	(1.6)%
Segment profit	$31,958	33,216	(1,258)	(3.8)%
The decrease in Baskin-Robbins U.S. revenues for fiscal year 2018 was due primarily to a decrease in other revenues driven by a decrease in licensing income, as well as decreases in royalty income, sales of ice cream and other products, and rental income, offset by an increase in franchise fees.
Baskin-Robbins U.S. segment profit for fiscal year 2018 decreased primarily as a result of an increase in general and administrative expenses driven primarily by an increase in personnel costs, as well as the decreases in other revenues and royalty income, offset by the increase in franchise fees.
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2018	2017	$	%
	(In thousands, except percentages)
Royalty income	$7,532	7,009	523	7.5%
Franchise fees	844	1,077	(233)	(21.6)%
Rental income	529	481	48	10.0%
Sales of ice cream and other products	106,284	106,036	248	0.2%
Other revenues	178	246	(68)	(27.6)%
Total revenues	$115,367	114,849	518	0.5%
Segment profit	$36,189	39,505	(3,316)	(8.4)%
The increase in Baskin-Robbins International revenues for fiscal year 2018 was due primarily to increases in royalty income and sales of ice cream and other products, offset by a decrease in franchise fees.
Baskin-Robbins International segment profit decreased $3.3 million for fiscal year 2018 due primarily to a decrease in net margin on ice cream driven primarily by an increase in commodity costs, as well as a decrease in net income from our Japan joint venture. Also contributing to the decrease in segment profit was an increase in general and administrative expenses due primarily to consulting fees, offset by a decrease in personnel costs. Offsetting these decreases in segment profit were an increase in net income from our South Korea joint venture and the increase in royalty income.
U.S Advertising Funds

	Fiscal year		Increase (Decrease)
	2018	2017	$	%
	(In thousands, except percentages)
Advertising fees and related income	$454,608	440,441	14,167	3.2%
Total revenues	$454,608	440,441	14,167	3.2%
Segment profit	$—	—	—	—%
The increase in U.S. Advertising Funds revenues for fiscal year 2018 was due primarily to Dunkin' U.S. systemwide sales growth. Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit.

Fiscal year 2017 compared to fiscal year 2016
Consolidated results of operations

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$555,206	536,396	18,810	3.5%
Advertising fees and related income	470,984	453,553	17,431	3.8%
Rental income	104,643	101,020	3,623	3.6%
Sales of ice cream and other products	96,388	100,542	(4,154)	(4.1)%
Sales at company-operated restaurants	—	11,975	(11,975)	(100.0)%
Other revenues	48,330	44,869	3,461	7.7%
Total revenues	$1,275,551	1,248,355	27,196	2.2%
Total revenues increased $27.2 million, or 2.2%, in fiscal year 2017, due primarily to an increase in franchise fees and royalty income of $18.8 million, or 3.5%, driven primarily by an increase in Dunkin’ U.S. systemwide sales, as well as an increase in advertising fees and related income of $17.4 million, or 3.8%. The increase in advertising fees and related income was due primarily to an increase in advertising fees, offset by a decline in breakage revenue. Also contributing to the increase in revenues was an increase in rental income of $3.6 million driven primarily by an increase in the number of leases for franchised locations, as well as an increase in other revenues of $3.5 million due primarily to an increase in license fees related to Dunkin' K-Cup® pods and ready-to-drink bottled iced coffee. These increases in revenues were offset by a decrease in sales at company-operated restaurants of $12.0 million as there were no company-operated points of distribution during 2017, and a decrease in sales of ice cream and other products of $4.2 million, due primarily to our licensees in the Middle East. Overall, our increase in revenues was unfavorably impacted by approximately $16.0 million, consisting primarily of royalty income and advertising fees, as a result of the extra week in the prior fiscal year.

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$60,301	57,409	2,892	5.0%
Cost of ice cream and other products	77,012	77,608	(596)	(0.8)%
Company-operated restaurant expenses	—	13,591	(13,591)	(100.0)%
Advertising expenses	476,157	458,568	17,589	3.8%
General and administrative expenses, net	243,828	241,824	2,004	0.8%
Depreciation and amortization	41,419	42,537	(1,118)	(2.6)%
Long-lived asset impairment charges	1,617	149	1,468	985.2%
Total operating costs and expenses	$900,334	891,686	8,648	1.0%
Net income of equity method investments	15,198	14,552	646	4.4%
Other operating income, net	627	9,381	(8,754)	(93.3)%
Operating income	$391,042	380,602	10,440	2.7%
Occupancy expenses for franchised restaurants for fiscal year 2017 increased $2.9 million, or 5.0%, from the prior fiscal year due primarily to an increase in the number of leases for franchised locations and expenses incurred to record lease-related liabilities as a result of restaurant closures.
Net margin on ice cream products decreased $3.6 million for fiscal year 2017 to $19.4 million due primarily to an increase in commodity costs and a decline in sales volume.
Company-operated restaurant expenses decreased $13.6 million from the prior fiscal year as all remaining company-operated points of distribution were sold by the end of fiscal year 2016.
Advertising expenses for fiscal year 2017 increased $17.6 million driven by the increase in advertising fees and related income.

General and administrative expenses increased $2.0 million, or 0.8%, in fiscal year 2017 due primarily to an increase in costs to support brand-building activities and an increase in personnel costs incurred in connection with an organizational restructuring, offset by a decrease in consulting fees and legal reserves.
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

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Interest expense, net	$101,110	100,270	840	0.8%
Loss on debt extinguishment and refinancing transactions	6,996	—	6,996	100.0%
Other loss (income), net	(391)	1,195	(1,586)	(132.7)%
Total other expense	$107,715	101,465	6,250	6.2%
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
The fluctuation in other loss (income), net, for fiscal year 2017 was driven primarily by foreign exchange gains and losses due primarily to fluctuations in the U.S. dollar against foreign currencies.

	Fiscal year
	2017	2016
	(In thousands, except percentages)
Income before income taxes	$283,327	279,137
Provision for income taxes	12,118	103,848
Effective tax rate	4.3%	37.2%
The decrease in the effective tax rate compared to the prior fiscal year resulted primarily from a net benefit of $96.8 million included in fiscal year 2017 due to the enactment of the Tax Act, consisting primarily of the remeasurement of our deferred tax liabilities using the lower enacted corporate tax rate. See note 16 to the consolidated financial statements included herein for further discussion of the impact of the Tax Act. Also contributing to the decrease in the effective tax rate were excess tax benefits from share-based compensation of $7.8 million for fiscal year 2017, which were included in the provision for income taxes as a result of the required adoption of a new accounting standard beginning in fiscal year 2017.

Operating segments
Dunkin’ U.S.

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Royalty income	$463,874	448,609	15,265	3.4%
Franchise fees	18,455	16,608	1,847	11.1%
Rental income	101,073	97,540	3,533	3.6%
Sales at company-operated restaurants	—	11,975	(11,975)	(100.0)%
Other revenues	3,631	3,353	278	8.3%
Total revenues	$587,033	578,085	8,948	1.5%
Segment profit	$445,118	435,734	9,384	2.2%
The increase in Dunkin’ U.S. revenues for fiscal year 2017 was due primarily to an increase in royalty income of $15.3 million as a result of an increase in systemwide sales, an increase in rental income of $3.5 million driven primarily by an increase in the number of leases for franchised locations, and an increase in franchise fees of $1.8 million. These increases were offset by a decline in sales at company-operated restaurants of $12.0 million as there were no company-operated restaurants during fiscal year 2017. Overall, the increase in Dunkin' U.S. revenues was unfavorably impacted by approximately $8.3 million, consisting primarily of royalty income, as a result of the extra week in the fiscal year 2016.
The increase in Dunkin’ U.S. segment profit for fiscal year 2017 was driven primarily by the increases in royalty income, franchise fees, and rental margin. Additionally, the prior fiscal year was unfavorably impacted by the operating results of company-operated restaurants. The increases in segment profit were offset by gains recognized in connection with the sale of company-operated restaurants in the prior fiscal year, as well as an increase in general and administrative expenses.
Dunkin’ International

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Royalty income	$17,965	16,791	1,174	7.0%
Franchise fees	1,853	1,849	4	0.2%
Other revenues	(48)	(12)	(36)	300.0%
Total revenues	$19,770	18,628	1,142	6.1%
Segment profit	$6,167	5,382	785	14.6%
The increase in Dunkin’ International revenues for fiscal year 2017 resulted primarily from an increase in royalty income of $1.2 million.
The increase in Dunkin’ International segment profit for fiscal year 2017 was due primarily to the increase in revenues and a decrease in general and administrative expenses, offset by a decrease in net income from our South Korea joint venture and an increase in advertising expenses.

Baskin-Robbins U.S.

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Royalty income	$29,724	28,909	815	2.8%
Franchise fees	978	734	244	33.2%
Rental income	3,089	2,994	95	3.2%
Sales of ice cream and other products	3,448	2,632	816	31.0%
Other revenues	10,969	11,636	(667)	(5.7)%
Total revenues	$48,208	46,905	1,303	2.8%
Segment profit	$33,216	33,634	(418)	(1.2)%
The increase in Baskin-Robbins U.S. revenues for fiscal year 2017 was due primarily to increases in sales of ice cream and other products of $0.8 million, royalty income of $0.8 million driven by an increase in systemwide sales, and franchise fees of $0.2 million. These increases were offset by a decrease in other revenues of $0.7 million due to a decrease in licensing income. Overall, the increase in Baskin-Robbins U.S. revenues was unfavorably impacted by approximately $0.5 million, consisting primarily of royalty income, as a result of the extra week in the prior fiscal year.
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
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Royalty income	$7,009	6,618	391	5.9%
Franchise fees	1,077	1,963	(886)	(45.1)%
Rental income	481	458	23	5.0%
Sales of ice cream and other products	106,036	110,628	(4,592)	(4.2)%
Other revenues	246	372	(126)	(33.9)%
Total revenues	$114,849	120,039	(5,190)	(4.3)%
Segment profit	$39,505	39,990	(485)	(1.2)%
The decrease in Baskin-Robbins International revenues for fiscal year 2017 was due primarily to a decrease in sales of ice cream and other products of $4.6 million due primarily to a decrease in sales to our licensees in the Middle East, as well as a decrease in franchise fees as a result of additional deferred revenue recognized in fiscal year 2016 upon the closure of certain international markets, offset by an increase in royalty income of $0.4 million.
Baskin-Robbins International segment profit decreased $0.5 million for fiscal year 2017 as a result of a decrease in net margin on ice cream due primarily to the decrease in sales volume, the decrease in franchise fees, and an increase in general and administrative expenses. These decreases in segment profit were offset by increases in net income from our Japan and South Korea joint ventures, a decrease in advertising expenses, and the increase in royalty income.

U.S. Advertising Funds

	Fiscal year		Increase (Decrease)
	2017	2016	$	%
	(In thousands, except percentages)
Advertising fees and related income	$440,441	429,952	10,489	2.4%
Total revenues	$440,441	429,952	10,489	2.4%
Segment profit	$—	—	—	—%
The increase in U.S. Advertising Funds revenues for fiscal year 2017 was due primarily to Dunkin' U.S. systemwide sales growth. Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit. The increase in revenues was unfavorably impacted by approximately $7.3 million as a result of the extra week in fiscal year 2016.
Liquidity and capital resources
As of December 29, 2018, we held $517.6 million of cash and cash equivalents and $79.0 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $207.3 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of December 29, 2018, we had a borrowing capacity of $117.6 million under our $150.0 million 2017 Variable Funding Notes (as defined below).
As a result of the adoption of new guidance related to revenue recognition during fiscal year 2018 (see note 3 of the consolidated financial statements included herein), all prior period amounts included below have been restated to reflect the new guidance.
Operating, investing, and financing cash flows
Fiscal year 2018 compared to fiscal year 2017
Net cash provided by operating activities was $269.0 million during fiscal year 2018, as compared to $283.4 million in fiscal year 2017. The $14.4 million decrease in operating cash flows was driven primarily by cash outflows related to investments in the Dunkin' U.S. Blueprint for Growth, as well as an increase in cash paid for interest compared to the prior year. Offsetting these decreases in operating cash flows were decreases in cash paid for income taxes of $61.2 million, favorable cash flows related to our gift card program due primarily to the timing of holidays, and other changes in working capital.
Net cash used in investing activities was $51.8 million during fiscal year 2018, as compared to $20.3 million in fiscal year 2017. The $31.5 million increase in investing cash outflows was driven primarily by an increase in capital expenditures of $30.8 million, due primarily to investments in technology infrastructure to support the Dunkin' U.S. Blueprint for Growth strategy, and a decrease in proceeds received from the sale of real estate of $0.9 million.
Net cash used in financing activities was $732.4 million during fiscal year 2018, as compared to net cash provided by financing activities of $418.6 million in fiscal year 2017. The $1.15 billion increase in financing cash outflows was driven primarily by the unfavorable impact of debt-related activities of $658.8 million compared to the prior fiscal year and incremental cash used for repurchases of common stock of $553.2 million. The unfavorable impact of debt-related activities was driven by proceeds from the issuance of long-term debt, net of debt repayment, and payment of debt issuance and other debt-related costs in the prior fiscal year, offset by debt repayment in the current fiscal year. Offsetting these increases in financing cash outflows was incremental cash generated from the exercise of stock options in the current year of $59.0 million, as well as a decrease in cash used to pay quarterly dividends on common stock of $2.2 million.
Fiscal year 2017 compared to fiscal year 2016
Net cash provided by operating activities was $283.4 million during fiscal year 2017, as compared to $282.5 million in fiscal year 2016. The increase in operating cash flows was driven primarily by an increase in pre-tax income excluding non-cash items, payments made in connection with the settlement of the Bertico litigation in the prior fiscal year, and other changes in working capital. Offsetting these increases in operating cash flows were decreases due to unfavorable cash flows related to our gift card program due primarily to the timing of holidays, the timing of receipts and payments related to the sale of Dunkin' K-Cup® pods and the related franchisee profit-sharing program, and an increase in cash paid for income taxes.
Net cash used in investing activities was $20.3 million during fiscal year 2017, as compared to $4.3 million in fiscal year 2016. The $16.0 million increase in investing cash outflows was driven primarily by a decrease in proceeds received from the sale of real estate and company-operated restaurants of $19.7 million, offset by a reduction in outflows from other investing activities of $3.9 million related primarily to payments for company-owned life insurance policies in the prior fiscal year.

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
Adjusted operating and investing cash flow
Fiscal year 2018 compared to fiscal year 2017
Net cash provided by operating activities for fiscal years 2018 and 2017 included a net cash inflow of $31.6 million and a net cash outflow of $2.3 million, respectively, related to advertising funds and gift card/certificate programs. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $185.5 million and $265.3 million of adjusted operating and investing cash flow during fiscal years 2018 and 2017, respectively.
The decrease in adjusted operating and investing cash flow from fiscal year 2017 to 2018 was due primarily to investments in the Dunkin' U.S. Blueprint for Growth, including capital expenditures, as well as an increase in cash paid for interest, offset by a decrease in cash paid for income taxes, and other changes in working capital.
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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Fiscal year
	2018	2017	2016
Net cash provided by operating activities	$268,955	283,357	282,479
Plus (less): Decrease (increase) in cash held for advertising funds and gift card/certificate programs	(31,583)	2,256	(29,366)
Plus: Net cash used in investing activities	(51,835)	(20,303)	(4,309)
Adjusted operating and investing cash flow	$185,537	265,310	248,804
Borrowing capacity
As of December 29, 2018, our securitized financing facility included original borrowings of approximately $1.75 billion, $1.40 billion, and $150.0 million related to the 2015 Class A-2-II Notes (as defined below), the 2017 Class A-2 Notes (as defined below), and the 2017 Variable Funding Notes (as defined below), respectively. As of December 29, 2018, there was approximately $3.07 billion of total principal outstanding on the 2015 Class A-2-II Notes and 2017 Class A-2 Notes, while there was $117.6 million in available commitments under the 2017 Variable Funding Notes as $32.4 million of letters of credit were outstanding.
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
As of December 29, 2018, we had a Net Debt to Adjusted EBITDA ratio of 5.3 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the fiscal year ended December 29, 2018, respectively (in thousands):

December 29, 2018
Principal outstanding under 2017 Class A-2 Notes	$1,386,000
Principal outstanding under 2015 Class A-2 Notes	1,684,375
Other notes payable	1,400
Total capital lease obligations	7,474
Less: cash and cash equivalents	(517,594)
Less: restricted cash, current	(79,008)
Plus: cash held for gift card/certificate programs	186,795
Net Debt	$2,669,442

Fiscal year 2018
Net income	$229,906
Interest expense	128,748
Income tax expense	59,295
Depreciation and amortization(a)	41,045
Impairment charges	1,648
EBITDA	460,642
Adjustments:
Share-based compensation expense(a)	13,631
Increase in deferred revenue related to franchise and licensing agreements(b)	9,319
Other(c)	15,536
Total adjustments	38,486
Adjusted EBITDA	$499,128

(a)	Amounts exclude depreciation and share-based compensation of $4.0 million and $1.2 million, respectively, related to U.S. Advertising Funds.

(b)	Amount excludes incentives paid to franchisees, primarily related to the Dunkin' U.S. Blueprint for Growth.

(c)
Represents costs and fees associated with various franchisee-related investments, including investments in the Dunkin' U.S. Blueprint for Growth, bank fees, legal reserves, and other non-cash gains and losses.

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
Off balance sheet obligations
In limited instances, we issue guarantees to financial institutions so that our franchisees can obtain financing for various business purposes. We monitor the financial condition of our franchisees and record provisions for estimated losses on guaranteed liabilities of our franchisees if we believe that our franchisees are unable to make their required payments. As of December 29, 2018, if all of our outstanding guarantees of third-party franchisee financing obligations came due simultaneously, we would be liable for approximately $1.5 million. As of December 29, 2018, there were no amounts under such guarantees that were due. We generally have cross-default provisions with these franchisees that would put the franchisee in default of its franchise agreement in the event of non-payment under such loans. We believe these cross-default provisions significantly reduce the risk that we would not be able to recover the amount of required payments under these guarantees and, historically, we have not incurred significant losses under these guarantees due to defaults by our franchisees.
We have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in us being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 29, 2018, we were contingently liable under such supply chain agreements for approximately $119.4 million. We assess the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of December 29, 2018.
As a result of assigning our interest in obligations under property leases as a condition of the refranchising of certain restaurants and the guarantee of certain other leases, we are contingently liable on certain lease agreements. These leases have varying terms, the latest of which expires in 2024. As of December 29, 2018, the potential amount of undiscounted payments we could be required to make in the event of nonpayment by the primary lessee was $2.6 million. Our franchisees are the primary lessees under the majority of these leases. We generally have cross-default provisions with these franchisees that would put them in default of their franchise agreement in the event of nonpayment under the lease. We believe these cross-default provisions significantly reduce the risk that we will be required to make payments under these leases, and we have not recorded a liability for such contingent liabilities.
Contractual obligations
The following table sets forth our contractual obligations as of December 29, 2018:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$3,692.6	153.2	302.6	1,780.6	1,456.2
Capital lease obligations	18.8	1.5	2.7	2.8	11.8
Operating lease obligations	602.6	60.2	114.5	98.3	329.6
Short and long-term obligations(2)	6.1	5.4	0.7	—	—
Total(3)(4)(5)	$4,320.1	220.3	420.5	1,881.7	1,797.6

(1)
Amounts include scheduled principal payments on long-term debt, as well as estimated interest of $121.5 million, $239.3 million, $120.4 million, and $139.6 million for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Amounts due under the Indenture are reflected through the Anticipated Repayment Dates as described further above in “Liquidity and capital resources.”

(2)
Amounts include obligations to former employees under severance agreements. Excluded from these amounts are any payments that may be required related to pending litigation, as more fully described in note 17(d) to our consolidated financial statements included herein, as the amount and timing of cash requirements, if any, are uncertain. Additionally, liabilities to employees and former employees under deferred compensation arrangements totaling $9.8 million are excluded from the table above, as timing of payment is uncertain.

(3)
We have various supply chain contracts that provide for purchase commitments or exclusivity, the majority of which result in our being contingently liable upon early termination of the agreement or engaging with another supplier. As of December 29, 2018, we were contingently liable under such supply chain agreements for approximately $119.4 million, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of December 29, 2018. Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(4)
We are guarantors of and are contingently liable for certain lease arrangements primarily as the result of assigning our interest. As of December 29, 2018, we were contingently liable for $2.6 million under these guarantees, which are discussed further above in “Off balance sheet obligations.” Additionally, in certain cases, we issue guarantees to financial institutions so that franchisees can obtain financing. If all outstanding guarantees came due as of December 29, 2018, we would be liable for approximately $1.5 million. Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(5)
Income tax liabilities for uncertain tax positions and gift card/certificate liabilities are excluded from the table above as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 29, 2018, we had a liability for uncertain tax positions, including accrued interest and penalties thereon, of $3.1 million. As of December 29, 2018, we had a gift card/certificate liability of $239.5 million and a gift card breakage liability of $0.6 million (see note 2(n) to our consolidated financial statements included herein).

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
Revenue recognition
In fiscal year 2018, we adopted new guidance for revenue recognition related to contracts with customers and restated all financial statement amounts for fiscal years 2017 and 2016. Under the new guidance, revenue is recognized in accordance with a five-step revenue model, as follows: identifying the contract with the customer; identifying the performance obligations in the contract; determining the transaction price; allocating the transaction price to the performance obligations; and recognizing revenue when (or as) the entity satisfies a performance obligation.
In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees and licensees that are distinct and which represent separate performance obligations. Generally, we have determined that the franchise license granted for each individual restaurant within an arrangement represents a single performance obligation. Therefore, all consideration within the contract is allocated to each individual restaurant, including initial franchise fees, market entry fees, royalty income, continuing advertising fees, renewal income, and transfer fees. Additionally, for certain Baskin-Robbins international markets, we have determined that a performance obligation exists related to the distribution of ice cream and other products, which is separate from the franchise license. Therefore, a portion of the consideration from the sales of ice cream and other products is allocated to the franchise license for those Baskin-Robbins international markets that do not pay a royalty. Similar judgments are made in identifying separate performance obligations for other contracts with customers, including licensing arrangements with third-parties.
Gift card breakage
While franchisees continue to honor all gift cards presented for payment, the likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity. In these circumstances, we may recognize revenue from unredeemed gift cards (“breakage”) if they are not subject to unclaimed property laws.
Significant judgment is required in determining whether to recognize breakage revenue over time or when the likelihood of redemption becomes remote for specific gift cards. Breakage is recognized when the likelihood of redemption becomes remote for gift cards that we do not expect to be entitled to breakage at the time of sale. Gift cards enrolled in our loyalty program are expected to be redeemed, reloaded, and reused multiple times, and therefore we do not expect to be entitled to breakage at the time of sale for these loyalty gift cards. Similarly, gift cards not enrolled in the loyalty program but that have been frequently redeemed and reloaded are expected to be redeemed in a similar manner to the loyalty gift cards. Therefore, for loyalty and other heavily reloaded gift cards, breakage is estimated and recognized at the point in time when the likelihood of redemption of any remaining card balance becomes remote, generally after a period of sufficient inactivity.
For all other gift cards, we expect to be entitled to breakage at the time of sale, and therefore estimate and recognize breakage over time in proportion to actual gift card redemptions. Significant judgment is required in estimating breakage rates on these gift cards. In estimating breakage rates, we analyze and monitor trends in historical redemption rates over time, including at various points in the life of a gift card. We have a significant volume of gift card activity, which provides sufficient historical data to reasonably estimate breakage rates. However, given the significant dollar value of gift cards outstanding, changes in estimated breakage rates could have a material impact on our outstanding gift card liability.
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and trade names (“indefinite-lived intangibles”) have been assigned to our reporting units, which are also our operating segments, for purposes of impairment testing. Our Dunkin’ U.S., Dunkin’ International, Baskin-Robbins U.S. and Baskin-Robbins International reporting units have indefinite-lived intangibles associated with them.
We evaluate the remaining useful life of our trade names to determine whether current events and circumstances continue to support an indefinite useful life. In addition, all of our indefinite-lived intangible assets are tested for impairment annually. We first assess qualitative factors to determine whether it is more likely than not that a trade name is impaired and to determine if the fair value of the reporting unit is more likely than not greater than the carrying amount for goodwill. The qualitative factors considered include, but are not limited to, macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, entity-specific events, and legal factors. Assessing overall financial performance requires management to make assumptions and to apply judgment when estimating future cash flows, including projected revenue growth, operating expenses, and restaurant development. These estimates are highly subjective, and our ability to realize the future cash flows is affected by factors such as the success of our strategic initiatives, economic conditions, operating performance, competition, and consumer and demographic trends. If the estimates or underlying assumptions change in the future, we may be required to record impairment charges.
In the event we were to determine that the carrying value of a trade name would more likely than not exceed its fair value or that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed. We have selected the first day of our fiscal third quarter as the date on which to perform our annual impairment test for all indefinite-lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangibles has been impaired. We determined that it was more likely than not that the fair value of our reporting units and trade names were greater than their carrying amounts as of the most recent qualitative analysis date. No impairment of indefinite-lived intangible assets was recorded during fiscal years 2018, 2017, or 2016.
Income taxes
Our major tax jurisdiction subject to income tax is the U.S. The majority of our U.S. legal entities are limited liability companies (“LLCs”), which are single member entities that are treated as disregarded entities and included as part of our consolidated federal income tax return. We have subsidiaries in multiple foreign jurisdictions that file separate tax returns in their respective countries and local jurisdictions, as required. On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). While the Tax Act provides for a modified territorial tax-style system for taxing foreign source income of domestic multinational corporations, global intangible low-taxed income (“GILTI”) provisions are applied providing an incremental tax on foreign income. Regulations and interpretations related to the application of the Tax Act continue to be released, and therefore judgment has been applied in determining our provision for income taxes.
Deferred tax assets and liabilities are recorded for the expected future tax consequences of items that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of assets and liabilities and the respective tax bases of assets and liabilities using enacted tax rates that are expected to apply in years in which the temporary differences are expected to reverse. The effects of changes in tax rates and changes in apportionment of income between tax jurisdictions on deferred tax assets and liabilities are recognized in the consolidated statements of operations in the year in which the law is enacted or change in apportionment occurs. Judgment is required in determining the effects of changes in tax rates and changes in apportionment of income, and such judgments could have a significant impact on our financial statements considering the materiality of our deferred tax assets and liabilities. Valuation allowances are provided when we do not believe it is more likely than not that we will realize the benefit of identified tax assets.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment, which requires significant judgment. In projecting future taxable income, we consider historical results and incorporate assumptions about the amount of future federal, state, and foreign income, considering items that do not have tax consequences. The estimation of future taxable income and our resulting ability to utilize deferred tax assets can significantly change based on future events.

We are subject to audit by federal, state, and foreign tax authorities. A tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Estimates of interest and penalties on unrecognized tax benefits are recorded in the provision for income taxes.
Impairment of equity method investments
We evaluate our equity method investments for impairment whenever an event or change in circumstances occurs that may have a significant adverse impact on the fair value of the investment. If a loss in value has occurred and is deemed to be other than temporary, an impairment loss is recorded. We review several factors to determine whether a loss has occurred that is other than temporary, including absence of an ability to recover the carrying amount of the investment, the length and extent of the fair value decline, and the financial condition and future prospects of the investee. Accordingly, significant judgment is applied in evaluating our equity method investments for impairment, including projected cash flows of equity method investments, which is dependent on projected revenue growth, operating expenses, and restaurant development, as well as industry and market conditions. If the estimates or underlying assumptions change in the future, we may be required to record impairment charges.
Recently Issued Accounting Standards
See note 2(v) to the consolidated financial statements included in Item 8 of this Form 10-K for a detailed description of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Foreign exchange risk
We are subject to inherent risks attributed to operating in a global economy. Most of our revenues, costs, and debts are denominated in U.S. dollars. However, royalty income from our international franchisees is payable in U.S. dollars, and is generally based on a percentage of franchisee gross sales denominated in the foreign currency of the country in which the point of distribution is located, and is therefore subject to foreign currency fluctuations. Additionally, our investments in, and equity income from, joint ventures are denominated in foreign currencies, and are therefore also subject to foreign currency fluctuations. For fiscal year 2018, a 5% change in foreign currencies relative to the U.S. dollar would have had an approximately $1.4 million impact on international royalty income and an approximately $0.7 million impact on equity in net income of joint ventures. Additionally, a 5% change in foreign currencies as of December 29, 2018 would have had a $7.3 million impact on the carrying value of our investments in joint ventures. In the future, we may consider the use of derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
Dunkin’ Brands Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 29, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Changes in Accounting Principles
As discussed in Note 3(e) to the consolidated financial statements, the Company has changed its method of accounting for revenue from contracts with customers in each of the years in the three-year period ended December 29, 2018 due to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers.
As discussed in Note 2(p) to the consolidated financial statements, the Company has changed its method of accounting for excess tax benefits for the fiscal years ended December 29, 2018 and December 30, 2017 due to the adoption of Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting.
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

Boston, Massachusetts
February 26, 2019

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$517,594	1,018,317
Restricted cash	79,008	94,047
Accounts receivable, net	75,963	69,517
Notes and other receivables, net	64,412	52,332
Prepaid income taxes	27,005	21,927
Prepaid expenses and other current assets	49,491	48,193
Total current assets	813,473	1,304,333
Property, equipment, and software, net	209,202	181,542
Equity method investments	146,395	140,615
Goodwill	888,265	888,308
Other intangible assets, net	1,334,767	1,357,157
Other assets	64,479	65,478
Total assets	$3,456,581	3,937,433
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$31,650	31,500
Capital lease obligations	476	596
Accounts payable	80,037	53,417
Deferred revenue	38,082	44,876
Other current liabilities	389,336	355,110
Total current liabilities	539,581	485,499
Long-term debt, net	3,010,626	3,035,857
Capital lease obligations	6,998	7,180
Unfavorable operating leases acquired	8,236	9,780
Deferred revenue	327,333	361,458
Deferred income taxes, net	204,027	214,345
Other long-term liabilities	72,577	77,853
Total long-term liabilities	3,629,797	3,706,473
Commitments and contingencies (note 17)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 82,587,373 shares issued and 82,560,596 shares outstanding at December 29, 2018; 90,404,022 shares issued and 90,377,245 shares outstanding at December 30, 2017	82	90
Additional paid-in capital	642,017	724,114
Treasury stock, at cost; 26,777 shares at December 29, 2018 and December 30, 2017	(1,060)	(1,060)
Accumulated deficit	(1,338,709)	(968,148)
Accumulated other comprehensive loss	(15,127)	(9,535)
Total stockholders’ deficit	(712,797)	(254,539)
Total liabilities and stockholders’ deficit	$3,456,581	3,937,433

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenues:
Franchise fees and royalty income	$578,342	555,206	536,396
Advertising fees and related income	493,590	470,984	453,553
Rental income	104,413	104,643	101,020
Sales of ice cream and other products	95,197	96,388	100,542
Sales at company-operated restaurants	—	—	11,975
Other revenues	50,075	48,330	44,869
Total revenues	1,321,617	1,275,551	1,248,355
Operating costs and expenses:
Occupancy expenses—franchised restaurants	58,102	60,301	57,409
Cost of ice cream and other products	77,412	77,012	77,608
Company-operated restaurant expenses	—	—	13,591
Advertising expenses	498,019	476,157	458,568
General and administrative expenses, net	246,792	243,828	241,824
Depreciation	19,932	20,084	20,458
Amortization of other intangible assets	21,113	21,335	22,079
Long-lived asset impairment charges	1,648	1,617	149
Total operating costs and expenses	923,018	900,334	891,686
Net income of equity method investments	14,903	15,198	14,552
Other operating income (loss), net	(1,670)	627	9,381
Operating income	411,832	391,042	380,602
Other income (expense), net:
Interest income	7,200	3,313	582
Interest expense	(128,748)	(104,423)	(100,852)
Loss on debt extinguishment and refinancing transactions	—	(6,996)	—
Other income (loss), net	(1,083)	391	(1,195)
Total other expense, net	(122,631)	(107,715)	(101,465)
Income before income taxes	289,201	283,327	279,137
Provision for income taxes	59,295	12,118	103,848
Net income	229,906	271,209	175,289
Earnings per share:
Common—basic	$2.75	2.99	1.91
Common—diluted	2.71	2.94	1.89
Cash dividends declared per common share	1.39	1.29	1.20

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$229,906	271,209	175,289
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(93), $621, and $(638) for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, respectively	(6,223)	14,824	(2,557)
Effect of interest rate swaps, net of deferred tax benefit of $778 and $882 for the fiscal years ended December 30, 2017 and December 31, 2016, respectively	—	(1,144)	(1,299)
Other	631	658	(79)
Total other comprehensive income (loss), net	(5,592)	14,338	(3,935)
Comprehensive income	$224,314	285,547	171,354

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(In thousands)

	Stockholders’ deficit
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total
	Shares	Amount
Balance at December 26, 2015	92,470	$92	876,557	(1,075)	(1,076,479)	(20,046)	208	(220,743)
Cumulative effect of the adoption of ASC 606	—	—	—	—	(163,154)	108	—	(163,046)
Net income	—	—	—	—	175,289	—	—	175,289
Other comprehensive loss, net	—	—	—	—	—	(3,935)	—	(3,935)
Exercise of stock options	433	1	10,646	—	—	—	—	10,647
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(208)	(208)
Dividends paid on common stock	—	—	(109,703)	—	—	—	—	(109,703)
Share-based compensation expense	68	—	17,181	—	—	—	—	17,181
Repurchases of common stock	—	—	25,000	(80,000)	—	—	—	(55,000)
Retirement of treasury stock	(1,707)	(2)	(15,874)	80,000	(64,124)	—	—	—
Excess tax benefits from share-based compensation	—	—	2,735	—	—	—	—	2,735
Other	29	—	950	15	(770)	—	—	195
Balance at December 31, 2016	91,293	91	807,492	(1,060)	(1,129,238)	(23,873)	—	(346,588)
Net income	—	—	—	—	271,209	—	—	271,209
Other comprehensive income, net	—	—	—	—	—	14,338	—	14,338
Exercise of stock options	1,158	1	36,494	—	—	—	—	36,495
Dividends paid on common stock	—	—	(117,003)	—	—	—	—	(117,003)
Share-based compensation expense	46	—	14,926	—	—	—	—	14,926
Repurchases of common stock	—	—	—	(127,186)	—	—	—	(127,186)
Retirement of treasury stock	(2,271)	(2)	(18,861)	127,186	(108,323)	—	—	—
Other	28	—	1,066	—	(1,796)	—	—	(730)
Balance at December 30, 2017	90,254	90	724,114	(1,060)	(968,148)	(9,535)	—	(254,539)
Net income	—	—	—	—	229,906	—	—	229,906
Other comprehensive loss, net	—	—	—	—	—	(5,592)	—	(5,592)
Exercise of stock options	2,721	3	95,177	—	—	—	—	95,180
Dividends paid on common stock	—	—	(114,828)	—	—	—	—	(114,828)
Share-based compensation expense	61	—	14,879	—	—	—	—	14,879
Repurchases of common stock	—	—	—	(680,368)	—	—	—	(680,368)
Retirement of treasury stock	(10,629)	(11)	(81,160)	680,368	(599,197)	—	—	—
Other	30	—	3,835	—	(1,270)	—	—	2,565
Balance at December 29, 2018	82,437	$82	642,017	(1,060)	(1,338,709)	(15,127)	—	(712,797)

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$229,906	271,209	175,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,031	45,239	46,267
Amortization of debt issuance costs	5,019	6,179	6,398
Loss on debt extinguishment and refinancing transactions	—	6,996	—
Deferred income taxes	(9,897)	(121,247)	(26,362)
Provision for bad debt	631	457	53
Share-based compensation expense	14,879	14,926	17,181
Net income of equity method investments	(14,903)	(15,198)	(14,552)
Dividends received from equity method investments	4,509	4,711	5,247
Gain on sale of real estate and company-operated restaurants	—	(1)	(9,373)
Other, net	2,791	(1,766)	(2,172)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	(19,776)	(18,496)	40,607
Prepaid income taxes, net	(4,996)	(2,441)	5,022
Prepaid expenses and other current assets	(1,561)	(6,481)	(3,695)
Accounts payable	26,974	5,066	5,374
Other current liabilities	34,144	30,031	(2,696)
Deferred revenue	(41,071)	59,606	33,651
Other, net	(2,725)	4,567	6,240
Net cash provided by operating activities	268,955	283,357	282,479
Cash flows from investing activities:
Additions to property, equipment, and software	(51,855)	(21,055)	(20,826)
Proceeds from sale of real estate and company-operated restaurants	—	854	20,523
Other, net	20	(102)	(4,006)
Net cash used in investing activities	(51,835)	(20,303)	(4,309)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,400,000	—
Repayment of long-term debt	(31,600)	(754,375)	(25,000)
Payment of debt issuance and other debt-related costs	—	(18,441)	—
Repurchases of common stock, including accelerated share repurchases	(680,368)	(127,186)	(55,000)
Dividends paid on common stock	(114,828)	(117,003)	(109,703)
Exercise of stock options	95,331	36,344	10,647
Other, net	(895)	(698)	(122)
Net cash provided by (used in) financing activities	(732,360)	418,641	(179,178)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(538)	572	(275)
Increase (decrease) in cash, cash equivalents, and restricted cash	(515,778)	682,267	98,717
Cash, cash equivalents, and restricted cash, beginning of year	1,114,099	431,832	333,115
Cash, cash equivalents, and restricted cash, end of year	$598,321	1,114,099	431,832
Supplemental cash flow information:
Cash paid for income taxes	$74,775	135,927	125,681
Cash paid for interest	126,868	91,606	94,212
Noncash investing activities:
Property, equipment, and software included in accounts payable and other current liabilities	2,713	2,637	1,847
Purchase of leaseholds in exchange for capital lease obligations	325	449	624
Purchase of property, equipment, and software in exchange for note payable	1,500	—	—
Noncash financing activities:
Receivable from exercise of stock options included in notes and other receivables, net	—	151	—

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
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2018 and 2017 reflect the results of operations for the 52-week periods ended December 29, 2018 and December 30, 2017, respectively, and fiscal year 2016 reflects the results of operations for the 53-week period ended December 31, 2016.
(b) Basis of presentation and consolidation
The accompanying consolidated financial statements include the accounts of DBGI and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation.
In fiscal year 2018, we adopted new guidance for revenue recognition related to contracts with customers and restated all financial statement amounts for fiscal years 2017 and 2016 (see note 3).
We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. We also consider for consolidation an entity, in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The principal entities in which we possess a variable interest include franchise entities and our equity method investees. We do not possess any ownership interests in franchise entities, except for our investments in various entities that are accounted for under the equity method. Additionally, we generally do not provide financial support to franchise entities in a typical franchise relationship. As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE. The Company’s maximum exposure to loss resulting from involvement with potential franchise VIEs is attributable to aged trade and notes receivable balances, outstanding loan guarantees, and future lease payments due from franchisees (see note 11).
Noncontrolling interests included within total stockholders’ deficit as of December 26, 2015 represented interests in a franchise entity that was deemed a variable interest entity and for which the Company was the primary beneficiary. During fiscal year 2016, the Company deconsolidated the noncontrolling interests from the Company's consolidated financial statements as it was no longer the primary beneficiary of the franchise entity.
(c) Accounting estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Significant estimates are made in the calculations and assessments of the following: (a) allowance for doubtful accounts and notes receivables, (b) impairment of tangible and intangible assets, (c) other-than-temporary impairment of equity method investments, (d) income taxes, (e) share-based compensation, (f) lease accounting estimates, (g) gift card/certificate breakage, and (h) contingencies. Estimates are based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. We adjust such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.
(d) Cash, cash equivalents, and restricted cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 29, 2018 and December 30, 2017, we maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Cash held related to the advertising funds and the Company’s gift card/certificate programs are classified as unrestricted cash as there are no legal restrictions on the use of these funds; however, the Company intends to use these funds solely to support the advertising funds and gift card/certificate programs rather than to fund operations. Total cash balances related to the advertising funds and gift card/certificate programs as of December 29, 2018 and December 30, 2017 were $207.3 million and $175.7 million, respectively.
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
Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of December 29, 2018 and December 30, 2017 were as follows (in thousands):

	December 29, 2018	December 30, 2017
Cash and cash equivalents	$517,594	1,018,317
Restricted cash	79,008	94,047
Restricted cash, included in Other assets	1,719	1,735
Total cash, cash equivalents, and restricted cash	$598,321	1,114,099
(e) Fair value of financial instruments
The carrying amounts of accounts receivable, notes and other receivables, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $5.0 million and $4.9 million as of December 29, 2018 and December 30, 2017, respectively, approximates fair value.
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

Financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2018 and December 30, 2017 are summarized as follows (in thousands):

	December 29, 2018		December 30, 2017
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$9,906	9,906	10,836	10,836
Total assets	$9,906	9,906	10,836	10,836
Liabilities:
Deferred compensation liabilities	$9,759	9,759	13,543	13,543
Total liabilities	$9,759	9,759	13,543	13,543
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
The carrying value and estimated fair value of long-term debt as of December 29, 2018 and December 30, 2017 were as follows (in thousands):

	December 29, 2018		December 30, 2017
Financial liabilities	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Long-term debt	$3,042,276	3,011,843	3,067,357	3,156,099
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current bid prices for our long-term debt. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
(f) Inventories
Inventories consist primarily of ice cream products sold to certain international markets that are in-transit from our third-party manufacturer to our international licensees, during which time we hold title to such products. The majority of ice cream products are purchased from one supplier. Inventories are valued at the lower of cost or estimated net realizable value, and cost is generally determined based on the actual cost of the specific inventory sold. An immaterial amount of inventories are included within prepaid expenses and other current assets in the consolidated balance sheets.
(g) Property, equipment, and software
Property, equipment, and software are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remaining lease term of the related asset. Estimated useful lives are as follows:

Years
Buildings	20 – 35
Leasehold improvements	5 – 20
Store, production, and other equipment	3 – 10
Software	3 – 7
Depreciation related to the U.S. Advertising Funds segment is included within advertising expenses in the consolidated statements of operations.

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
We record rent expense and rental income for leases and subleases, respectively, that contain scheduled rent increases on a straight-line basis over the lease term as defined above. In certain cases, contingent rentals are based on sales levels of our franchisees, in excess of stipulated amounts. Contingent rentals are included in rental income and rent expense as they are earned or accrued, respectively.
We occasionally provide to our sublessees, or receive from our landlords, tenant improvement allowances. Tenant improvement allowances paid to our sublessees are recorded as a deferred rent asset. For fixed asset and/or leasehold purchases for which we receive tenant improvement allowances from our landlords, we record the property and equipment and/or leasehold improvements gross and establish a deferred rent obligation. The deferred lease assets and obligations are amortized on a straight-line basis over the determined sublease and lease terms, respectively.
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
(j) Equity method investments
The Company’s equity method investments consist of interests in B-R 31 Ice Cream Co., Ltd. (“Japan JV”), BR-Korea Co., Ltd. (“South Korea JV”), and Palm Oasis Pty. Ltd. (“Australia JV”), which are accounted for in accordance with the equity method. The Company also previously accounted for an ownership interest in Coffee Alliance, S.L. (“Spain JV”) in accordance with the equity method, which interest was sold during fiscal year 2016 (see note 6).
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
(k) Goodwill and other intangible assets
Goodwill and trade names (“indefinite-lived intangibles”) have been assigned to our reporting units, which are also our operating segments, for purposes of impairment testing. Dunkin' U.S., Dunkin' International, Baskin-Robbins U.S., and Baskin-Robbins International have indefinite-lived intangibles associated with them.

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
(m) Foreign currency translation
We translate assets and liabilities of non-U.S. operations into U.S. dollars at rates of exchange in effect at the balance sheet date, and revenues and expenses at the average exchange rates prevailing during the period. Resulting translation adjustments are recorded as a separate component of other comprehensive income (loss) and stockholders’ deficit, net of deferred taxes. Foreign currency translation adjustments primarily result from our equity method investments, as well as subsidiaries located in Canada, the UK, Australia, and other foreign jurisdictions. Transactions resulting in foreign exchange gains and losses are included in the consolidated statements of operations.
(n) Revenue recognition
Revenue is recognized in accordance with a five-step revenue model, as follows: identifying the contract with the customer; identifying the performance obligations in the contract; determining the transaction price; allocating the transaction price to the performance obligations; and recognizing revenue when (or as) the entity satisfies a performance obligation.
Franchise fees and royalty income
Domestically, the Company sells individual franchises as well as territory agreements in the form of store development agreements (“SDAs”) that grant the right to develop restaurants in designated areas. The franchise agreements and SDAs typically require the franchisee to pay initial nonrefundable franchise fees prior to opening the respective restaurants and continuing fees, or royalty income, on a weekly basis based upon a percentage of franchisee gross sales. The initial term of domestic franchise agreements is typically 20 years. Prior to the end of the franchise term or as otherwise provided by the Company, a franchisee may elect to renew the term of a franchise agreement and, if approved, will typically pay a renewal fee upon execution of the renewal term. If approved, a franchisee may transfer a franchise agreement or SDA to a new or existing franchisee, at which point a transfer fee is paid. Occasionally, the Company offers incentive programs to franchisees in conjunction with a franchise/license agreement, territory agreement, or renewal agreement.
Internationally, the Company sells master franchise agreements that grant the master franchisee the right to develop and operate, and in some instances sub-franchise, a certain number of restaurants within a particular geographic area. The master franchisee is typically required to pay an upfront market entry fee upon entering into the master franchise agreement and an upfront initial franchise fee for each developed restaurant prior to each respective opening. For the Dunkin' brand and in certain Baskin-Robbins international markets, the master franchisee will also pay continuing fees, or royalty income, generally on a monthly basis based upon a percentage of sales. Generally, the master franchise agreement serves as the franchise agreement for the underlying restaurants, and the initial franchise term provided for each restaurant typically ranges between 10 and 20 years.
Generally, the franchise license granted for each individual restaurant within an arrangement represents a single performance obligation. Therefore, initial franchise fees and market entry fees for each arrangement are allocated to each individual restaurant and recognized over the term of the respective franchise agreement from the date of the restaurant opening. Royalty income is also recognized over the term of the respective franchise agreement based on the royalties earned each period as the underlying sales occur. Renewal fees are generally recognized over the renewal term for the respective restaurant from the start of the renewal period. Transfer fees are recognized over the remaining term of the franchise agreement beginning at the time of transfer. Incentives provided to franchisees in conjunction with a franchise/license agreement, territory agreement, or renewal agreement are recognized over the remaining term of the respective agreement. Additionally, for Baskin-Robbins international markets that do not pay a royalty, a portion of the consideration from the sales of ice cream and other products is allocated to royalty income as consideration for the use of the franchise license, which is recognized when the related sales occur and is estimated based on royalty rates in effect for markets where the franchise license is sold on a standalone basis. Fees received or receivable that are expected to be recognized as revenue within one year are classified as current deferred revenue in the consolidated balance sheets.
Advertising fees and related income
Domestically and in limited international markets, franchise agreements typically require the franchisee to pay continuing advertising fees on a weekly basis based on a percentage of franchisee gross sales, which represents a portion of the consideration received for the single performance obligation of the franchise license. Continuing advertising fees are recognized over the term of the respective franchise agreement based on the fees earned each period as the underlying sales occur.
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
There are no expiration dates or service fees charged on the gift cards. While the franchisees continue to honor all gift cards presented for payment, the likelihood of redemption may be determined to be remote for certain cards due to long periods of inactivity. In these circumstances, the Company may recognize revenue from unredeemed gift cards (“breakage revenue”) if they are not subject to unclaimed property laws. For Dunkin’ gift cards enrolled in the DD Perks® Rewards loyalty program and other cards with expected similar redemption behavior, breakage is estimated and recognized at the point in time when the likelihood of redemption of any remaining card balance becomes remote, generally after a period of sufficient inactivity. Breakage revenue on all other Dunkin’ gift cards and all Baskin-Robbins gift cards is estimated and recognized over time in proportion to actual gift card redemptions, based on historical redemption rates. Significant judgment is required in estimating breakage rates and in determining whether to recognize breakage revenue over time or when the likelihood of redemption becomes remote.
The Company also collects gift card program service fees from franchisees to offset the costs to administer the gift card program. The gift card program service fees are based on the volume of gift card transactions processed and are recognized as the underlying transactions occur.
Rental income
Rental income for base rentals is recorded on a straight-line basis over the lease term, including the amortization of any tenant improvement allowances paid (see note 2(h)). The differences between the straight-line rent amounts and amounts receivable under the leases are recorded as deferred rent assets in current or long-term assets, as appropriate. Contingent rental income is recognized as earned, and any amounts received from lessees in advance of achieving stipulated thresholds are deferred until such thresholds are actually achieved. Deferred contingent rentals are recorded as deferred revenue in current liabilities in the consolidated balance sheets.
Sales of ice cream and other products
We distribute Baskin-Robbins ice cream products and, in limited cases, Dunkin’ products to franchisees and licensees in certain international locations. Revenue from the sale of ice cream and other products, including distribution fees, is recognized when title and risk of loss transfers to the buyer, which is generally upon delivery. Payment for ice cream and other products is generally due within a relatively short period of time subsequent to delivery.
Sales at company-operated restaurants
Retail store revenues at company-operated restaurants were recognized when payments were tendered at the point of sale, net of sales tax and other sales-related taxes. As of December 29, 2018, December 30, 2017, and December 31, 2016, the Company did not own or operate any restaurants.
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
(o) Allowance for doubtful accounts
We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Included in the allowance for doubtful notes and accounts receivables is a provision for uncollectible royalty, advertising fee, lease, ice cream, and licensing fee receivables.
(p) Share-based payments
We measure compensation cost at fair value on the date of grant for all share-based awards and recognize compensation expense over the service period that the awards are expected to vest. The Company has elected to recognize compensation cost for graded-vesting awards subject only to a service condition over the requisite service period of the entire award. Forfeitures are estimated based on historical and forecasted turnover.
As a result of the required adoption of new accounting guidance, the Company began recording excess tax benefits to the provision for income taxes in the consolidated statements of operations beginning in fiscal year 2017, instead of additional paid-in capital in the consolidated balance sheets. As a result, the Company recorded excess tax benefits of $19.7 million and $7.8 million for fiscal years 2018 and 2017, respectively, to provision for income taxes in the consolidated statements of operations, and recorded $2.7 million for fiscal year 2016 to additional paid-in capital in the consolidated balance sheets.
(q) Income taxes
Deferred tax assets and liabilities are recorded for the expected future tax consequences of items that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of assets and liabilities and the respective tax bases of assets and liabilities using enacted tax rates that are expected to apply in years in which the temporary differences are expected to reverse. The effects of changes in tax rates and changes in apportionment of income between tax jurisdictions on deferred tax assets and liabilities are recognized in the consolidated statements of operations in the year in which the law is enacted or change in apportionment occurs (see note 16). Valuation allowances are provided when the Company does not believe it is more likely than not that it will realize the benefit of identified tax assets. We have made an accounting policy election to treat taxes due under the global intangible low-taxed income provision as a current period expense.
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
(s) Debt issuance costs
Debt issuance costs represent capitalizable costs incurred related to the issuance and refinancing of the Company’s long-term debt (see note 8). As of December 29, 2018 and December 30, 2017, debt issuance costs of $29.5 million and $34.5 million, respectively, are included in long-term debt, net in the consolidated balance sheets, and are being amortized over the remaining maturities of the debt, based on projected required repayments, using the effective interest rate method.
(t) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, advertising fees, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of each of December 29, 2018 and December 30, 2017, one master licensee, including its majority-owned subsidiaries, accounted for approximately 11% of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for fiscal years 2018, 2017, or 2016.
(u) Advertising expenses
Advertising expenses in the consolidated statements of operations includes advertising expenses incurred by the Company, primarily through advertising funds, including those expenses for the administration of the gift card program. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Costs of print advertising and certain promotion-related items are deferred and expensed the first time the advertising is displayed. Prepaid expenses and other current assets in the consolidated balance sheets include $15.0 million and $15.5 million at December 29, 2018 and December 30, 2017, respectively, that was related to advertising. Advertising expenses are allocated to interim periods in relation to the related revenues. When revenues of the advertising fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues.
(v) Recent accounting pronouncements
Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board (the “FASB”) issued new guidance for revenue recognition related to contracts with customers (“ASC 606”), except for contracts within the scope of other standards, which supersedes nearly all existing revenue recognition guidance. The Company retrospectively adopted this new guidance in fiscal year 2018. See note 3 for further disclosure of the impact of the new guidance.
In March 2016, the FASB issued new guidance which aligns recognition of breakage for prepaid stored-value products such as prepaid gift cards with the breakage guidance in ASC 606. The new guidance requires recognition of the estimated breakage amount either proportionally as redemption occurs or when redemption is remote, if the entity does not expect to be entitled to breakage. The Company adopted this guidance in fiscal year 2018. The adoption of this guidance had no impact on the Company's consolidated financial statements.
In February 2018, the FASB issued new guidance allowing companies the option to reclassify from accumulated other comprehensive loss to accumulated deficit the stranded income tax effects resulting from the enactment of the tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) that was enacted on December 22, 2017. The Company early adopted this standard during the first quarter of fiscal year 2018 and has elected to present the change in the period of adoption. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
Recent accounting pronouncements not yet adopted
In February 2016, the FASB issued new guidance for lease accounting, which replaces existing lease accounting guidance. The new guidance aims to increase transparency and comparability among organizations by requiring lessees to recognize lease assets and lease liabilities on the balance sheet and requiring disclosure of key information about leasing arrangements. This guidance is effective for the Company in fiscal year 2019 with early adoption permitted, and modified retrospective application is required with an option to not restate comparative periods in the period of adoption. The Company will adopt this new guidance in fiscal year 2019 without restating comparative periods. Substantially all of the Company’s operating lease commitments will be subject to the new guidance and will be recognized as operating lease liabilities and right-of-use assets upon adoption, initially measured as the present value of future lease payments, thereby having a material impact to its consolidated balance sheet. We do not expect the adoption of the new guidance to have a material impact on the Company's consolidated statements of operations or cash flows, or compliance with debt agreements. The Company expects to elect the package of practical expedients permitted under the new guidance, which includes allowing the Company to continue utilizing historical classification of leases. However, the Company does not expect to adopt the hindsight practical expedient, and therefore expects to continue to utilize lease terms determined under existing lease guidance.
The Company is party to various operating leases for property, including land and buildings, as well as leases for office equipment and automobiles. The Company expects the adoption of the new guidance will result in the recognition of operating lease assets and liabilities of approximately $390 million to $405 million and $435 million to $450 million, respectively, for these leases. The difference between the assets and liabilities will be attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets. The Company has not yet finalized quantifying the impact, if any, of leases included in certain other contracts.
The accounting guidance for lessors will remain largely unchanged from previous guidance, with the exception of the presentation of certain lease costs that the Company passes through to lessees, including but not limited to, property taxes, insurance, and maintenance. These costs are generally paid by the Company and reimbursed by the lessee. Historically, these costs have been recorded on a net basis in the consolidated statements of operations, but will be presented gross upon adoption of the new guidance. The Company expects the adoption of the new guidance will result in the recognition of additional rental income and occupancy expenses–franchised restaurants of approximately $15 million to $20 million annually beginning in fiscal year 2019.
The Company continues to evaluate the impact the adoption of this new guidance will have on financial statement disclosures, in addition to evaluating business processes and internal controls related to lease accounting to assist in the ongoing application of the new guidance.
(w) Subsequent events
Subsequent events have been evaluated up through the date that these consolidated financial statements were filed.

(3) Revenue recognition
(a) Disaggregation of revenue
Revenues are disaggregated by timing of revenue recognition and reconciled to reportable segment revenues as follows (in thousands):

	Fiscal year ended ended December 29, 2018
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$483,883	29,375	20,111	7,532	—	540,901	15,096	555,997
Franchise fees	18,029	1,276	2,196	844	—	22,345	—	22,345
Advertising fees and related income	—	—	—	—	454,608	454,608	18,516	473,124
Other revenues	2,287	10,278	5	8	—	12,578	34,358	46,936
Total revenues recognized over time	504,199	40,929	22,312	8,384	454,608	1,030,432	67,970	1,098,402

Revenues recognized at a point in time:
Sales of ice cream and other products	—	3,261	—	106,284	—	109,545	(14,348)	95,197
Sales at company-operated restaurants	—	—	—	—	—	—	—	—
Other revenues	1,698	257	29	170	—	2,154	985	3,139
Total revenues recognized at a point in time	1,698	3,518	29	106,454	—	111,699	(13,363)	98,336

Total revenues recognized under ASC 606	505,897	44,447	22,341	114,838	454,608	1,142,131	54,607	1,196,738

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	20,466	20,466
Rental income	100,913	2,971	—	529	—	104,413	—	104,413
Total revenues not subject to ASC 606	100,913	2,971	—	529	—	104,413	20,466	124,879

Total revenues	$606,810	47,418	22,341	115,367	454,608	1,246,544	75,073	1,321,617
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

	Fiscal year ended December 30, 2017
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$463,874	29,724	17,965	7,009	—	518,572	14,271	532,843
Franchise fees	18,455	978	1,853	1,077	—	22,363	—	22,363
Advertising fees and related income	—	—	—	—	440,441	440,441	1,542	441,983
Other revenues	2,185	10,564	7	8	—	12,764	32,893	45,657
Total revenues recognized over time	484,514	41,266	19,825	8,094	440,441	994,140	48,706	1,042,846

Revenues recognized at a point in time:
Sales of ice cream and other products	—	3,448	—	106,036	—	109,484	(13,096)	96,388
Sales at company-operated restaurants	—	—	—	—	—	—	—	—
Other revenues	1,446	405	(55)	238	—	2,034	639	2,673
Total revenues recognized at a point in time	1,446	3,853	(55)	106,274	—	111,518	(12,457)	99,061

Total revenues recognized under ASC 606	485,960	45,119	19,770	114,368	440,441	1,105,658	36,249	1,141,907

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	29,001	29,001
Rental income	101,073	3,089	—	481	—	104,643	—	104,643
Total revenues not subject to ASC 606	101,073	3,089	—	481	—	104,643	29,001	133,644

Total revenues	$587,033	48,208	19,770	114,849	440,441	1,210,301	65,250	1,275,551
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

	Fiscal year ended December 31, 2016
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$448,609	28,909	16,791	6,618	—	500,927	14,315	515,242
Franchise fees	16,608	734	1,849	1,963	—	21,154	—	21,154
Advertising fees and related income	—	—	—	—	429,952	429,952	1,484	431,436
Other revenues	2,057	11,107	5	15	—	13,184	28,519	41,703
Total revenues recognized over time	467,274	40,750	18,645	8,596	429,952	965,217	44,318	1,009,535

Revenues recognized at a point in time:
Sales of ice cream and other products	—	2,632	—	110,628	—	113,260	(12,718)	100,542
Sales at company-operated restaurants	11,975	—	—	—	—	11,975	—	11,975
Other revenues	1,296	529	(17)	357	—	2,165	1,001	3,166
Total revenues recognized at a point in time	13,271	3,161	(17)	110,985	—	127,400	(11,717)	115,683

Total revenues recognized under ASC 606	480,545	43,911	18,628	119,581	429,952	1,092,617	32,601	1,125,218

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	22,117	22,117
Rental income	97,540	2,994	—	458	—	100,992	28	101,020
Total revenues not subject to ASC 606	97,540	2,994	—	458	—	100,992	22,145	123,137

Total revenues	$578,085	46,905	18,628	120,039	429,952	1,193,609	54,746	1,248,355
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

(b) Contract balances
Information about receivables and deferred revenue subject to ASC 606 is as follows (in thousands):

	December 29, 2018	December 30, 2017	Balance Sheet Classification
Receivables	$81,609	76,455	Accounts receivable, net and Notes and other receivables, net

Deferred revenue:
Current	$24,002	27,724	Deferred revenue—current
Long-term	327,333	361,458	Deferred revenue—long term
Total	$351,335	389,182
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
The decrease in the deferred revenue balance as of December 29, 2018 was primarily driven by $30.0 million of revenues recognized that were included in the deferred revenue balance as of December 30, 2017, as well as franchisee incentives provided during fiscal year 2018, offset by cash payments received or due in advance of satisfying our performance obligations.
As of December 29, 2018 and December 30, 2017, there were no contract assets from contracts with customers.
(c) Transaction price allocated to remaining performance obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied at December 29, 2018 is as follows (in thousands):

Fiscal year:
2019	$22,627
2020	18,996
2021	19,058
2022	18,981
2023	18,872
Thereafter	217,348
Total	$315,882
The estimated revenue in the table above does not contemplate future franchise renewals or new franchise agreements for restaurants for which a franchise agreement or SDA does not exist at December 29, 2018. Additionally, the table above excludes $61.0 million of consideration allocated to restaurants that are not yet open as of December 29, 2018. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above. Additionally, the Company has applied the transition practical expedient that allows the Company to omit the above disclosures for the fiscal year ended December 30, 2017.

(d) Systemwide points of distribution
The changes in franchised and company-operated points of distribution were as follows:

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Systemwide points of distribution:
Franchised points of distribution in operation—beginning of year	20,520	20,080	19,308
Franchised points of distribution—opened	1,213	1,339	1,540
Franchised points of distribution—closed	(821)	(899)	(819)
Net transfers from company-operated points of distribution	—	—	51
Franchised points of distribution in operation—end of year	20,912	20,520	20,080
Company-operated points of distribution—end of year	—	—	—
Total systemwide points of distribution—end of year	20,912	20,520	20,080
During fiscal year 2016, the Company sold all remaining company-operated restaurants and recognized gains on sales of $7.6 million, which are included in other operating income, net in our consolidated statement of operations. As of December 29, 2018, December 30, 2017, and December 31, 2016, the Company did not own or operate any restaurants.
(e) Change in accounting principle
In fiscal year 2018, the Company adopted new revenue recognition guidance which provides a single framework in which revenue is required to be recognized to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The Company adopted the guidance using the full retrospective transition method which results in restating each prior reporting period presented, including the notes to the consolidated financial statements herein. The restated amounts include the application of a practical expedient that permitted the Company to reflect the aggregate effect of all modifications that occurred prior to fiscal year 2016 when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price to the satisfied and unsatisfied performance obligations. The Company implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.
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

Impacts to Prior Period Information
The new guidance for revenue recognition impacted the Company's previously reported financial statements as follows:

Consolidated Balance Sheets
December 30, 2017
(In thousands)
		Adjustments for new revenue recognition guidance
	Previously reported	Franchise fees	Advertising	Other revenue transactions	Restated

Assets
Current assets:
Cash and cash equivalents	$1,018,317	—	—	—	1,018,317
Restricted cash	94,047	—	—	—	94,047
Accounts receivables, net	51,442	—	18,075	—	69,517
Notes and other receivables, net	51,082	—	1,250	—	52,332
Restricted assets of advertising funds	47,373	—	(47,373)	—	—
Prepaid income taxes	21,879	—	48	—	21,927
Prepaid expenses and other current assets	32,695	—	15,498	—	48,193
Total current assets	1,316,835	—	(12,502)	—	1,304,333
Property, equipment, and software, net	169,005	—	12,537	—	181,542
Equity method investments	140,615	—	—	—	140,615
Goodwill	888,308	—	—	—	888,308
Other intangibles assets, net	1,357,157	—	—	—	1,357,157
Other assets	65,464	—	14	—	65,478
Total assets	$3,937,384	—	49	—	3,937,433
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of long-term debt	$31,500	—	—	—	31,500
Capital lease obligations	596	—	—	—	596
Accounts payable	16,307	—	37,110	—	53,417
Liabilities of advertising funds	58,014	—	(58,014)	—	—
Deferred revenue	39,395	1,502	(550)	4,529	44,876
Other current liabilities	326,078	—	29,032	—	355,110
Total current liabilities	471,890	1,502	7,578	4,529	485,499
Long-term debt, net	3,035,857	—	—	—	3,035,857
Capital lease obligations	7,180	—	—	—	7,180
Unfavorable operating leases acquired	9,780	—	—	—	9,780
Deferred revenue	11,158	328,183	(7,518)	29,635	361,458
Deferred income taxes, net	315,249	(91,488)	—	(9,416)	214,345
Other long-term liabilities	77,823	—	30	—	77,853
Total long-term liabilities	3,457,047	236,695	(7,488)	20,219	3,706,473
Stockholders’ equity (deficit)
Preferred stock	—	—	—	—	—
Common stock	90	—	—	—	90
Additional paid-in-capital	724,114	—	—	—	724,114
Treasury stock, at cost	(1,060)	—	—	—	(1,060)
Accumulated deficit	(705,007)	(238,197)	(196)	(24,748)	(968,148)
Accumulated other comprehensive loss	(9,690)	—	155	—	(9,535)
Stockholders’ equity (deficit)	8,447	(238,197)	(41)	(24,748)	(254,539)
Total liabilities and stockholders’ equity (deficit)	$3,937,384	—	49	—	3,937,433

Consolidated Statements of Operations
Fiscal year ended December 30, 2017
(In thousands, except per share data)
		Adjustments for new revenue recognition guidance
	Previously reported	Franchise fees	Advertising	Ice cream royalty allocation	Other revenue transactions	Restated

Revenues:
Franchise fees and royalty income	$592,689	(51,754)	—	14,271	—	555,206
Advertising fees and related income	—	—	470,984	—	—	470,984
Rental income	104,643	—	—	—	—	104,643
Sales of ice cream and other products	110,659	—	—	(14,271)	—	96,388
Other revenues	52,510	(5,838)	—	—	1,658	48,330
Total revenues	860,501	(57,592)	470,984	—	1,658	1,275,551
Operating costs and expenses:
Occupancy expenses—franchised restaurants	60,301	—	—	—	—	60,301
Cost of ice cream and other products	77,012	—	—	—	—	77,012
Advertising expenses	—	—	476,157	—	—	476,157
General and administrative expenses, net	248,975	—	(5,147)	—	—	243,828
Depreciation	20,084	—	—	—	—	20,084
Amortization of other intangible assets	21,335	—	—	—	—	21,335
Long-lived asset impairment charges	1,617	—	—	—	—	1,617
Total operating costs and expenses	429,324	—	471,010	—	—	900,334
Net income of equity method investments	15,198	—	—	—	—	15,198
Other operating income, net	627	—	—	—	—	627
Operating income	447,002	(57,592)	(26)	—	1,658	391,042
Other income (expense), net:
Interest income	3,313	—	—	—	—	3,313
Interest expense	(104,423)	—	—	—	—	(104,423)
Loss on debt extinguishment and refinancing transactions	(6,996)	—	—	—	—	(6,996)
Other income, net	391	—	—	—	—	391
Total other expense, net	(107,715)	—	—	—	—	(107,715)
Income before income taxes	339,287	(57,592)	(26)	—	1,658	283,327
Provision (benefit) for income taxes(a)	(11,622)	18,656	—	—	5,084	12,118
Net income	$350,909	(76,248)	(26)	—	(3,426)	271,209

Earnings per share—basic	$3.86					2.99
Earnings per share—diluted	3.80					2.94
(a) Adjustments for “Franchise fees” and “Other revenue transactions” include tax expense of $42.2 million and $4.3 million, respectively, related to the enactment of the Tax Cuts and Jobs Act, consisting of the re-measurement of the related deferred tax balances using the lower enacted corporate tax rate.

Consolidated Statements of Operations
Fiscal year ended December 31, 2016
(In thousands, except per share data)
		Adjustments for new revenue recognition guidance
	Previously reported	Franchise fees	Advertising	Ice cream royalty allocation	Other revenue transactions	Restated

Revenues:
Franchise fees and royalty income	$549,571	(27,490)	—	14,315	—	536,396
Advertising fees and related income	—	—	453,553	—	—	453,553
Rental income	101,020	—	—	—	—	101,020
Sales of ice cream and other products	114,857	—	—	(14,315)	—	100,542
Sales at company-operated restaurants	11,975	—	—	—	—	11,975
Other revenues	51,466	(5,072)	—	—	(1,525)	44,869
Total revenues	828,889	(32,562)	453,553	—	(1,525)	1,248,355
Operating costs and expenses:
Occupancy expenses—franchised restaurants	57,409	—	—	—	—	57,409
Cost of ice cream and other products	77,608	—	—	—	—	77,608
Company-operated restaurant expenses	13,591	—	—	—	—	13,591
Advertising expenses	—	—	458,568	—	—	458,568
General and administrative expenses, net	246,814	—	(4,990)	—	—	241,824
Depreciation	20,458	—	—	—	—	20,458
Amortization of other intangible assets	22,079	—	—	—	—	22,079
Long-lived asset impairment charges	149	—	—	—	—	149
Total operating costs and expenses	438,108	—	453,578	—	—	891,686
Net income of equity method investments	14,552	—	—	—	—	14,552
Other operating income, net	9,381	—	—	—	—	9,381
Operating income	414,714	(32,562)	(25)	—	(1,525)	380,602
Other income (expense), net:
Interest income	582	—	—	—	—	582
Interest expense	(100,852)	—	—	—	—	(100,852)
Other loss, net	(1,195)	—	—	—	—	(1,195)
Total other expense, net	(101,465)	—	—	—	—	(101,465)
Income before income taxes	313,249	(32,562)	(25)	—	(1,525)	279,137
Provision for income taxes	117,673	(13,205)	—	—	(620)	103,848
Net income	$195,576	(19,357)	(25)	—	(905)	175,289

Earnings per share—basic	$2.14					1.91
Earnings per share—diluted	2.11					1.89

The adoption of the new revenue recognition guidance had no impact on the Company’s total cash flows. Adjustments presented in the cash flow information below result from full consolidation of the advertising funds, and reflect the investing activities, consisting solely of additions to property, equipment, and software, of such funds.

Select Cash Flow Information
(In thousands)

	Fiscal year ended December 30, 2017
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

(4) Advertising funds
Assets and liabilities of the advertising funds, which are restricted in their use, included in the consolidated balance sheets were as follows (in thousands):

	December 29, 2018	December 30, 2017
Accounts receivable, net	$19,501	18,075
Notes and other receivables, net	16,050	1,250
Prepaid income taxes	11	48
Prepaid expenses and other current assets	14,978	15,498
Total current assets	50,540	34,871
Property, equipment, and software, net	15,187	12,537
Other assets	1,255	14
Total assets	$66,982	47,422

Accounts payable	$60,302	37,110
Deferred revenue—current(a)	(743)	(550)
Other current liabilities	43,198	29,032
Total current liabilities	102,757	65,592
Deferred revenue—long-term(a)	(6,775)	(7,518)
Other long-term liabilities	15	30
Total liabilities	$95,997	58,104
(a) Amounts represent franchisee incentives that have been deferred and are being recognized over the terms of the respective franchise agreements.
(5) Property, equipment, and software, net
Property, equipment, and software at December 29, 2018 and December 30, 2017 consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Land	$40,394	35,673
Buildings	55,771	50,640
Leasehold improvements	157,976	157,310
Software, store, production, and other equipment	72,165	64,491
Construction in progress and software under development	30,446	7,270
Property, equipment, and software, gross	356,752	315,384
Accumulated depreciation	(147,550)	(133,842)
Property, equipment, and software, net	$209,202	181,542
(6) Equity method investments
The Company’s ownership interests in its equity method investments as of December 29, 2018 and December 30, 2017 were as follows:

Entity	Ownership
Japan JV	43.3%
South Korea JV	33.3%
Australia JV	20.0%
The Company previously held a 33.3% ownership interest in the Spain JV, which was sold during fiscal year 2016 for nominal consideration.

Summary financial information for the equity method investments on an aggregated basis was as follows (in thousands):

	December 29, 2018	December 30, 2017
Current assets	$399,776	363,277
Current liabilities	143,689	140,113
Working capital	256,087	223,164
Property, plant, and equipment, net	162,718	165,442
Other assets	123,165	139,958
Long-term liabilities	55,830	48,429
Equity of equity method investments	$486,140	480,135

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Revenues	$699,981	646,269	629,717
Gross profit	371,274	345,302	329,206
Net income	35,570	33,791	32,529
The comparison between the carrying value of the Company’s investments in the Japan JV and the South Korea JV and the underlying equity in net assets of those investments is presented in the table below (in thousands):

	Japan JV		South Korea JV
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Carrying value of investment	$16,517	13,886	130,580	127,225
Underlying equity in net assets of investment	35,428	35,045	135,275	133,161
Carrying value less than the underlying equity in net assets(a)	$(18,911)	(21,159)	(4,695)	(5,936)

(a)
The deficits of carrying value relative to the underlying equity in net assets of the Japan JV and the South Korea JV as of December 29, 2018 and December 30, 2017 are primarily comprised of impairments of long-lived assets, net of tax, recorded in fiscal years 2015 and 2011, respectively.

The carrying values of our investments in the Australia JV for any period presented were not material.
(7) Goodwill and other intangible assets
The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

	Dunkin’ U.S.			Dunkin’ International			Baskin-Robbins International			Total
	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance
Balances at December 31, 2016	$1,148,579	(270,441)	878,138	10,134	—	10,134	24,037	(24,037)	—	1,182,750	(294,478)	888,272
Effects of foreign currency adjustments	—	—	—	36	—	36	—	—	—	36	—	36
Balances at December 30, 2017	1,148,579	(270,441)	878,138	10,170	—	10,170	24,037	(24,037)	—	1,182,786	(294,478)	888,308
Effects of foreign currency adjustments	—	—	—	(43)	—	(43)	—	—	—	(43)	—	(43)
Balances at December 29, 2018	$1,148,579	(270,441)	878,138	10,127	—	10,127	24,037	(24,037)	—	1,182,743	(294,478)	888,265

Other intangible assets at December 29, 2018 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$358,154	(229,764)	128,390
Favorable operating leases acquired	18	51,405	(35,998)	15,407
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,600,529	(265,762)	1,334,767
Other intangible assets at December 30, 2017 consisted of the following (in thousands):

	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$358,228	(211,892)	146,336
Favorable operating leases acquired	18	58,101	(38,250)	19,851
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,607,299	(250,142)	1,357,157
The change in the gross carrying amount of favorable operating leases from December 30, 2017 to December 29, 2018 is primarily due to the impairment of favorable operating leases acquired resulting from lease terminations.
Total estimated amortization expense for other intangible assets for fiscal years 2019 through 2023 is as follows (in thousands):

Fiscal year(a):
2019	$20,536
2020	20,106
2021	19,734
2022	19,451
2023	19,098
(a) Amortization expense for fiscal years 2019 through 2023 includes estimated amortization of favorable leaserights of $2.1 million, $1.8 million, $1.5 million, $1.3 million, and $1.1 million, respectively, that will be included in Occupancy expenses—franchised restaurants upon adoption of the new lease accounting guidance in fiscal year 2019 (see note 2(v)).
(8) Debt
Debt at December 29, 2018 and December 30, 2017 consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
2015 Class A-2-II Notes	$1,684,375	1,701,875
2017 Class A-2-I Notes	594,000	600,000
2017 Class A-2-II Notes	792,000	800,000
Other	1,400	—
Debt issuance costs, net of amortization	(29,499)	(34,518)
Total debt	3,042,276	3,067,357
Less current portion of long-term debt	31,650	31,500
Total long-term debt	$3,010,626	3,035,857

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
Total debt issuance costs incurred and capitalized in connection with the issuance of the 2017 Notes were $17.7 million. The effective interest rate, including the amortization of debt issuance costs, was 4.1%, 3.8%, and 4.2% for the 2015 Class A-2-II Notes, 2017 Class A-2-I Notes, and 2017 Class A-2-II Notes, respectively, at December 29, 2018.
Total amortization of debt issuance costs related to the securitized financing facility was $5.0 million, $6.2 million, and $6.4 million for fiscal years 2018, 2017, and 2016, respectively, which is included in interest expense in the consolidated statements of operations.
As of December 29, 2018 and December 30, 2017, $32.4 million and $32.3 million, respectively, of letters of credit were outstanding against the 2017 Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of December 29, 2018 or December 30, 2017.
The 2015 Class A-2-II Notes and 2017 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2015 Class A-2-II Notes and 2017 Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control as defined in the Indenture and the related payment of specified amounts, including specified make-whole payments in the case of the 2015 Class A-2-II Notes and 2017 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the 2015 Class A-2-II Notes and 2017 Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. As noted above, the 2015 Class A-2-II Notes and 2017 Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated DSCR, failure to maintain an aggregate level of Dunkin’ U.S. retail sales on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the 2015 Class A-2-II Notes or the 2017 Notes on the applicable Anticipated Repayment Dates. The 2015 Class A-2-II Notes and 2017 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the 2015 Class A-2-II Notes and 2017 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.
Maturities of long-term debt
Based on the Company's intention to make quarterly repayments and assuming repayment by the Anticipated Repayment Dates, the aggregate contractual principal payments of the 2017 Class A-2 Notes, the 2015 Class A-2-II Notes, and other long term debt for 2019 through 2023 are as follows (in thousands):

	2017 Class A-2-I Notes	2017 Class A-2-II Notes	2015 Class A-2-II Notes	Other	Total
2019	$6,000	8,000	17,500	150	31,650
2020	6,000	8,000	17,500	150	31,650
2021	6,000	8,000	17,500	150	31,650
2022	6,000	8,000	1,631,875	150	1,646,025
2023	6,000	8,000	—	150	14,150
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

The table below summarizes the effects of derivative instruments in the consolidated statements of operations and comprehensive income for fiscal year 2017:

Derivatives designated as cash flow hedging instruments	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$1,922	Interest expense	(1,922)
Income tax effect	(778)	Provision for income taxes	778
Net of income taxes	$1,144		(1,144)

The table below summarizes the effects of derivative instruments in the consolidated statements of operations and comprehensive income for fiscal year 2016:

Derivatives designated as cash flow hedging instruments	Amount of net gain (loss) reclassified into earnings	Consolidated statement of operations classification	Total effect on other comprehensive income (loss)
Interest rate swaps	$2,181	Interest expense	(2,181)
Income tax effect	(882)	Provision for income taxes	882
Net of income taxes	$1,299		(1,299)
(10) Other current liabilities
Other current liabilities at December 29, 2018 and December 30, 2017 consisted of the following (in thousands):

	December 29, 2018	December 30, 2017
Gift card/certificate liability	$239,531	228,783
Accrued payroll and benefits	26,544	30,768
Accrued interest	13,274	17,902
Accrued advertising expenses	52,536	35,210
Franchisee profit-sharing liability	13,764	13,243
Other	43,687	29,204
Total other current liabilities	$389,336	355,110

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

	December 29, 2018	December 30, 2017
Leased property under capital leases (included in property, equipment, and software)	$10,282	10,097
Accumulated depreciation	(5,018)	(4,442)
Net leased property under capital leases	$5,264	5,655
Capital lease obligations:
Current	$476	596
Long-term	6,998	7,180
Total capital lease obligations	$7,474	7,776
Included in the Company’s consolidated balance sheets are the following amounts related to assets leased to others under operating leases, where the Company is the lessor (in thousands):

	December 29, 2018	December 30, 2017
Land	$38,151	33,430
Buildings	52,285	47,792
Leasehold improvements	147,515	147,743
Store, production, and other equipment	150	150
Construction in progress	1,606	1,741
Assets leased to others, gross	239,707	230,856
Accumulated depreciation	(101,338)	(94,450)
Assets leased to others, net	$138,369	136,406
Future minimum rental commitments to be paid and received by the Company at December 29, 2018 for all noncancelable leases and subleases are as follows (in thousands):

	Payments		Receipts	Net leases
	Capital leases	Operating leases	Subleases
Fiscal year:
2019	$1,535	60,166	(72,751)	(11,050)
2020	1,327	58,389	(69,704)	(9,988)
2021	1,361	56,107	(66,154)	(8,686)
2022	1,398	51,968	(60,282)	(6,916)
2023	1,427	46,340	(51,532)	(3,765)
Thereafter	11,770	329,641	(304,954)	36,457
Total minimum rental commitments	18,818	$602,611	(625,377)	(3,948)
Less amount representing interest	11,344
Present value of minimum capital lease obligations	$7,474

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

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Base rentals	$54,914	55,019	54,517
Contingent rentals	6,322	6,664	6,182
Total rental expense	$61,236	61,683	60,699
Total rental income for all leases and subleases consisted of the following (in thousands):

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Base rentals	$74,419	73,597	70,962
Contingent rentals	29,994	31,046	30,058
Total rental income	$104,413	104,643	101,020
(12) Segment information
The Company is strategically aligned into two global brands, Dunkin’ and Baskin-Robbins, which are further segregated between U.S. operations and international operations. Additionally, the Company administers and directs the development of all advertising and promotional programs in the U.S. As such, the Company has determined that it has five reportable segments: Dunkin’ U.S., Dunkin’ International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. Dunkin’ U.S., Baskin-Robbins U.S., and Dunkin’ International primarily derive their revenues through royalty income and franchise fees. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement and rental income. Dunkin’ U.S. also derives revenue through rental income. Prior to the sale of remaining company-operated restaurants in fiscal year 2016, Dunkin’ U.S. also derived revenue through retail sales at company-operated restaurants. Baskin-Robbins International primarily derives its revenues from sales of ice cream products, as well as royalty income, franchise fees, and license fees. U.S. Advertising Funds primarily derive revenues through continuing advertising fees from Dunkin' and Baskin-Robbins franchisees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, impairment of our equity method investments, and other infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are generally consistent with those used in the consolidated financial statements.

Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenues earned through certain licensing arrangements with third parties in which our brand names are used, including the licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and sales of Dunkin' branded ready-to-drink bottled iced coffee and retail packaged coffee, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Dunkin’ U.S.	$606,810	587,033	578,085
Dunkin’ International	22,341	19,770	18,628
Baskin-Robbins U.S.	47,418	48,208	46,905
Baskin-Robbins International	115,367	114,849	120,039
U.S. Advertising Funds	454,608	440,441	429,952
Total reportable segment revenues	1,246,544	1,210,301	1,193,609
Other	75,073	65,250	54,746
Total revenues	$1,321,617	1,275,551	1,248,355
Revenues for foreign countries are represented by the Dunkin’ International and Baskin-Robbins International segments above. No individual foreign country accounted for more than 10% of total revenues for any fiscal year presented.
Amounts included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Dunkin’ U.S.	$466,094	445,118	435,734
Dunkin’ International	14,398	6,167	5,382
Baskin-Robbins U.S.	31,958	33,216	33,634
Baskin-Robbins International	36,189	39,505	39,990
U.S. Advertising Funds	—	—	—
Total reportable segments	548,639	524,006	514,740
Corporate and other	(114,046)	(110,012)	(111,910)
Interest expense, net	(121,548)	(101,110)	(100,270)
Amortization of other intangible assets	(21,113)	(21,335)	(22,079)
Long-lived asset impairment charges	(1,648)	(1,617)	(149)
Loss on debt extinguishment and refinancing transactions	—	(6,996)	—
Other income (loss), net	(1,083)	391	(1,195)
Income before income taxes	$289,201	283,327	279,137

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

	Net income (loss) of equity method investments
	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Dunkin’ International	$(86)	(83)	622
Baskin-Robbins International	11,711	11,117	9,803
Total reportable segments	11,625	11,034	10,425
Other	3,278	4,164	4,127
Total net income of equity method investments	$14,903	15,198	14,552
Depreciation is reflected in segment profit for each reportable segment. Depreciation by reportable segment was as follows (in thousands):

	Depreciation
	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Dunkin’ U.S.	$10,953	11,296	11,378
Dunkin’ International	41	31	27
Baskin-Robbins U.S.	282	320	272
Baskin-Robbins International	12	53	74
U.S. Advertising Funds	3,986	3,820	3,730
Total reportable segments	15,274	15,520	15,481
Corporate	8,644	8,384	8,707
Total depreciation	$23,918	23,904	24,188
Depreciation related to the U.S. Advertising Funds is included within advertising expenses in the consolidated statements of operations.
Property, equipment, and software, net by geographic region as of December 29, 2018 and December 30, 2017 is based on the physical locations within the indicated geographic regions and are as follows (in thousands):

	December 29, 2018	December 30, 2017
United States	$209,106	181,470
International	96	72
Total property, equipment, and software, net	$209,202	181,542
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
The Company accounts for treasury stock under the cost method, and as such recorded an increase in treasury stock of $55.0 million during fiscal year 2016 for the shares repurchased under the 2016 ASR Agreement and in the open market, based on the fair market value of the shares on the dates of repurchase and direct costs incurred. Additionally, during fiscal year 2016, the Company reclassified $25.0 million from additional paid-in capital to treasury stock upon final settlement of the October 2015 ASR. During fiscal year 2016, the Company retired 1,706,783 shares of treasury stock, resulting in decreases in treasury stock and additional paid-in capital of $80.0 million and $15.9 million, respectively, and an increase in accumulated deficit of $64.1 million.
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
Additionally, during fiscal year 2018, the Company repurchased a total of 458,465 shares of common stock in the open market at a weighted average cost per share of $65.44 from existing stockholders.
During fiscal year 2018, the Company retired 10,629,019 shares of treasury stock repurchased under the February 2018 ASR Agreements and in the open market, based on the fair market value of the shares on the dates of repurchase and direct costs incurred. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $81.2 million and an increase in accumulated deficit of $599.2 million.
(c) Accumulated other comprehensive loss
The components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive loss
Balances at December 30, 2017	$(8,084)	(1,451)	(9,535)
Other comprehensive income (loss)	(6,223)	631	(5,592)
Balances at December 29, 2018	$(14,307)	(820)	(15,127)

(d) Dividends
During fiscal year 2018, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2018:
First quarter	$0.3475	$28,639	March 21, 2018
Second quarter	0.3475	28,800	June 6, 2018
Third quarter	0.3475	28,596	September 5, 2018
Fourth quarter	0.3475	28,793	December 5, 2018
During fiscal year 2017, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2017:
First quarter	$0.3225	$29,621	March 22, 2017
Second quarter	0.3225	29,226	June 14, 2017
Third quarter	0.3225	29,064	September 6, 2017
Fourth quarter	0.3225	29,092	December 6, 2017
On February 7, 2019, the Company announced that its board of directors approved an increase to the next quarterly dividend to $0.3750 per share of common stock, payable on March 20, 2019 to shareholders of record as of the close of business on March 11, 2019.
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
Total share-based compensation expense, which is included in general and administrative expenses, net, consisted of the following (in thousands):

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Time-vested stock options	$7,575	8,611	10,654
Restricted stock units	4,569	4,337	3,608
2011 Plan restricted shares	1,172	701	1,793
Performance stock units	1,563	1,277	1,086
Other	—	—	40
Total share-based compensation	$14,879	14,926	17,181
Total related tax benefit	$22,749	8,339	6,955
The actual tax benefit realized from stock options exercised during fiscal years 2018, 2017, and 2016 was $24.7 million, $11.1 million, and $4.1 million, respectively.
Time-vested stock options
Time-vested stock options granted under the 2011 Plan and 2015 Plan generally vest in equal annual amounts over a 4-year period subsequent to the grant date, and as such are subject to a service condition, and also fully vest upon a change of control. The requisite service period over which compensation cost is being recognized is 4 years. The maximum contractual term of the stock options is 7 or 10 years.

The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model. This model is impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’ exercise behavior. The following weighted average assumptions were utilized in determining the fair value of the 2015 Plan options granted during fiscal years 2018, 2017, and 2016:

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Weighted average grant-date fair value of share options granted	$10.44	$9.87	$7.41
Weighted average assumptions:
Risk-free interest rate	2.5%	1.9%	1.2%
Expected volatility	23.0%	24.0%	25.0%
Dividend yield	2.3%	2.3%	2.7%
Expected term (years)	4.40	4.88	4.90

The expected term for stock options granted during fiscal year 2018 is based on historical exercise behavior for similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected term for stock options granted during fiscal years 2017 and 2016 was estimated utilizing the simplified method. We utilized the simplified method because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term. Expected volatility was estimated based on the Company’s historical volatility, and also considering historical volatility of peer companies over a period equivalent to the expected term. Additionally, the dividend yield was estimated based on dividends currently being paid on the underlying common stock at the date of grant. Estimated and actual forfeitures have not had a material impact on share-based compensation expense.
A summary of the status of the time-vested stock options as of December 29, 2018 and changes during fiscal year 2018 is presented below:

	Number of shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Share options outstanding at December 30, 2017	4,367,527	$47.63	4.6
Granted	909,027	59.60
Exercised	(2,002,848)	46.36
Forfeited or expired	(277,570)	51.92
Share options outstanding at December 29, 2018	2,996,136	51.71	4.7	$35.1
Share options exercisable at December 29, 2018	935,868	46.43	3.7	15.9
The total grant-date fair value of the time-vested options vested during fiscal years 2018, 2017, and 2016 was $8.2 million, $9.9 million, and $10.6 million, respectively. The total intrinsic value of the time-vested stock options exercised was $44.8 million, $13.0 million, and $5.3 million for fiscal years 2018, 2017, and 2016, respectively. As of December 29, 2018, there was $12.3 million of total unrecognized compensation cost related to the time-vested stock options. Unrecognized compensation cost is expected to be recognized over a weighted average period of approximately 2.5 years.
Restricted stock units
The Company typically grants restricted stock units to certain employees and non-employee members of our board of directors. Restricted stock units granted to employees generally vest in three equal installments on each of the first three annual anniversaries of the grant date. Restricted stock units granted to non-employee members of our board of directors generally vest in one installment on the first anniversary of the grant date.

A summary of the changes in the Company’s restricted stock units during fiscal year 2018 is presented below:

	Number of shares	Weighted average grant-date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Nonvested restricted stock units at December 30, 2017	175,426	$48.51	1.5
Granted	87,585	60.87
Vested	(93,524)	48.52
Forfeited	(9,605)	49.92
Nonvested restricted stock units at December 29, 2018	159,882	55.19	1.4	$10.1
The fair value of each restricted stock unit is determined on the date of grant based on our closing stock price, less the present value of expected dividends not received during the vesting period. The weighted average grant-date fair value of restricted stock units granted during fiscal years 2018, 2017, and 2016 was $60.87, $52.44, and $44.34, respectively. As of December 29, 2018, there was $5.5 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted average period of approximately 1.7 years. The total grant-date fair value of restricted stock units vested during fiscal years 2018, 2017, and 2016 was $4.5 million, $4.1 million, and $3.5 million, respectively.
2011 Plan restricted shares
During fiscal year 2014, the Company granted 27,096 restricted shares. The restricted shares vested in full during fiscal year 2016 based on a service condition, and had a grant-date fair value of $51.67 per share, which was determined on the date of grant based on the Company’s closing stock price.
Additionally, the Company granted 150,000 contingently issuable restricted shares during fiscal year 2014. The contingently issuable restricted shares became eligible to vest on December 31, 2018, subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the median total shareholder return of the companies in the S&P 500 Composite Index. The contingently issuable restricted shares were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a grant-date fair value of $37.94 per share. As of December 29, 2018, there was an immaterial amount of unrecognized compensation cost related to these restricted shares.
On December 31, 2018, or in fiscal year 2019, the contingently issuable restricted shares realized a 52.2% vesting percentage based upon level of performance achieved against the market vesting condition, and 78,300 restricted shares vested.
The total grant-date fair value of 2011 Plan restricted shares vested during fiscal year 2016 was $1.4 million. No shares vested during fiscal years 2018 and 2017.
Performance stock units
The Company granted 67,993, 84,705, and 121,030 performance stock units (“PSUs”) to certain employees during fiscal years 2018, 2017, and 2016, respectively, which are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted in 2018, 2017, and 2016, 30,974, 37,027, and 39,684 PSUs, respectively, are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 37,019, 47,678, and 81,346 PSUs granted in 2018, 2017, and 2016, respectively, are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted average grant-date fair value of $65.52, $67.52, and $55.36 per unit granted in 2018, 2017, and 2016, respectively. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs granted in 2018, 2017, and 2016 have a weighted average grant-date fair value of $57.10, $52.44, and $44.22 per unit, respectively. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

A summary of the changes in the Company’s PSUs during fiscal year 2018 is presented below:

	Number of shares	Weighted average grant-date fair value	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Nonvested performance stock units at December 30, 2017	148,586	$52.72	1.7
Granted	67,993	60.94
Forfeited	(22,010)	57.35
Nonvested performance stock units at December 29, 2018	194,569	55.07	1.1	$12.3
As of December 29, 2018, there was $3.8 million of total unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted average period of approximately 1.8 years.
(15) Earnings per Share
The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Net income—basic and diluted	$229,906	271,209	175,289
Weighted average number of common shares:
Common—basic	83,697,610	90,857,168	91,568,942
Common—diluted	84,960,791	92,231,436	92,538,282
Earnings per common share:
Common—basic	$2.75	2.99	1.91
Common—diluted	2.71	2.94	1.89
The weighted average number of common shares in the common diluted earnings per share calculation includes the dilutive effect of 1,263,181, 1,374,268, and 969,340 equity awards for fiscal years 2018, 2017, and 2016, respectively, using the treasury stock method. The weighted average number of common shares in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards outstanding for which the contingent vesting criteria were not yet met as of the fiscal period end. As of December 29, 2018, there were 184,744 shares, and at each of December 30, 2017 and December 31, 2016, there were 150,000 shares related to equity awards that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of common shares in the common diluted earnings per share calculation excludes 726,203, 1,382,486, and 3,498,229 equity awards for fiscal years 2018, 2017, and 2016, respectively, as they would be antidilutive.

(16) Income taxes
Income before income taxes was attributed to domestic and foreign taxing jurisdictions as follows (in thousands):

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Domestic operations	$266,080	261,760	252,815
Foreign operations	23,121	21,567	26,322
Income before income taxes	$289,201	283,327	279,137
The components of the provision for income taxes were as follows (in thousands):

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Current:
Federal	$43,992	102,349	97,972
State	21,270	27,922	28,430
Foreign	3,930	3,094	3,808
Current tax provision	$69,192	133,365	130,210
Deferred:
Federal	$(7,262)	(117,054)	(20,891)
State	(2,967)	(5,900)	(6,069)
Foreign	332	1,707	598
Deferred tax benefit	(9,897)	(121,247)	(26,362)
Provision for income taxes	$59,295	12,118	103,848
Tax Reform
On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly changed U.S. tax law by, among other things, reducing the corporate income tax rate from 35% to 21% effective January 1, 2018, establishing a modified territorial-style system for taxing foreign-source income of domestic multinational corporations, and imposing a one-time mandatory transition tax on deemed repatriated earnings of certain foreign joint ventures and subsidiaries. As a result of the Tax Act, the Company recorded a provisional net tax benefit of $96.8 million during fiscal year 2017 primarily related to the remeasurement of certain U.S. deferred tax assets and liabilities, partially offset by the tax effects associated with mandatory repatriation.
During fiscal year 2018, all of the Company’s 2017 U.S. federal and state tax returns were filed and the provisional net tax benefit from the Tax Act was finalized. There was no material change to the provisional amount recorded in fiscal year 2017.

Tax Rate
The provision for income taxes differed from the expense computed using the statutory federal income tax rate of 21% for fiscal year 2018 and 35% for each of the fiscal years 2017 and 2016 due to the following:

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Computed federal income tax expense, at statutory rate	21.0%	35.0%	35.0%
State income taxes	6.6	5.2	5.1
Benefits and taxes related to foreign operations	(1.5)	(1.7)	(3.1)
Excess tax benefits	(6.8)	(2.8)	—
Change in valuation allowance	0.6	3.2	—
Other permanent differences	0.6	(0.5)	0.1
Impact of Tax Act	—	(34.9)	—
Other, net	—	0.8	0.1
Effective tax rate	20.5%	4.3%	37.2%
Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows (in thousands):

	December 29, 2018		December 30, 2017
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Allowance for doubtful accounts	$2,134	—	2,013	—
Capital leases	2,074	—	2,158	—
Rent	9,332	—	9,452	—
Property, equipment, and software	1,984	—	375	—
Deferred compensation liabilities	10,789	—	15,033	—
Deferred gift cards and certificates	17,402	—	16,676	—
Deferred revenue	111,668	—	109,953	—
Real estate reserves	980	—	1,153	—
Franchise rights and other intangibles	—	368,277	—	372,988
Unused net operating losses and foreign tax credits	3,270	—	1,912	—
Other current liabilities	5,581	—	4,697	—
Interest limitation carryforward	5,134	—	—	—
Other	162	—	224	—
	170,510	368,277	163,646	372,988
Valuation allowance	(2,827)	—	(899)	—
Total	$167,683	368,277	162,747	372,988
Deferred tax assets and liabilities are presented on a net basis by jurisdiction in the consolidated balance sheets. Deferred tax assets for certain foreign jurisdictions totaling $3.4 million and $4.1 million as of December 29, 2018 and December 30, 2017, respectively, are included in other assets in the consolidated balance sheets. At December 29, 2018, the Company had net operating and capital loss carryforwards in certain international jurisdictions of approximately $6.5 million, and recorded deferred tax assets of $0.9 million, net of valuation allowance, related to such loss carryforwards. All unused net operating losses, capital losses, and interest limitations may be carried forward indefinitely, subject to certain restrictions on their use. In addition, the Company had $1.8 million of foreign tax credit carryforwards that expire in 2028 on which a full valuation allowance has been recorded.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes, as of December 29, 2018, with the exception of a foreign tax credit carryforward and net operating loss carryforwards attributable to certain of our foreign subsidiaries for which valuation allowances have been recorded, it is more likely than not that the Company will realize the benefits of the deferred tax assets.
The Company has not recognized a deferred tax liability of $10.3 million for potential foreign withholding taxes on the undistributed earnings, net of foreign tax credits, relating to our foreign joint ventures that arose in fiscal year 2018 and prior years because the Company currently does not expect those unremitted earnings to be distributed and become taxable to the Company in the future. In addition, the previously untaxed accumulated earnings and profits of our joint ventures were subject to U.S. tax in the one-time mandatory transition tax provision in fiscal year 2017. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to indefinitely reinvest undistributed earnings. As of December 29, 2018 and December 30, 2017, the undistributed earnings of these joint ventures were approximately $159.6 million and $147.4 million, respectively.
The Company has not recognized a deferred tax liability for the undistributed earnings of our foreign subsidiaries since the previously untaxed accumulated earnings and profits of those subsidiaries were subject to tax in the one-time mandatory transition tax provision in fiscal year 2017. Beginning in fiscal year 2018, the income from these subsidiaries is considered global intangible low-taxed income and a portion of those earnings are included in taxable income in the year earned. In addition, such earnings are considered indefinitely reinvested outside the United States. As of December 29, 2018 and December 30, 2017, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $22.7 million and $21.7 million, respectively. If in the future we decide to repatriate such foreign earnings, we could incur incremental U.S. federal and state income tax. However, our intention is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Unrecognized Tax Benefits
At December 29, 2018 and December 30, 2017, the total amount of unrecognized tax benefits related to uncertain tax positions was $2.4 million and $1.5 million, respectively. At December 29, 2018 and December 30, 2017, the Company had approximately $0.7 million and $0.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. During fiscal year 2018, the Company recorded an uncertain tax position of $1.1 million due to uncertainty in the application of provisions of the Tax Act. The Company did not record a material amount related to potential interest and penalties for uncertain tax positions during fiscal years 2018, 2017, or 2016. As of December 29, 2018 and December 30, 2017, there was $1.2 million and $1.3 million, respectively, of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.
The Company’s major tax jurisdiction subject to income tax is the United States, where periods dating back to tax years ended December 2015 remain open and subject to examination.
A summary of the changes in the Company’s unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Balance at beginning of year	$1,529	2,290	2,653
Increases related to prior year tax positions	3	206	267
Increases related to current year tax positions	1,121	65	161
Decreases related to prior year tax positions	(170)	(94)	(33)
Decreases related to settlements	—	(871)	(191)
Lapses of statutes of limitations	—	(140)	(597)
Effect of foreign currency adjustments	(91)	73	30
Balance at end of year	$2,392	1,529	2,290

(17) Commitments and contingencies
(a) Lease commitments
The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under noncancelable operating and capital lease arrangements (see note 11).
(b) Supply chain guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of December 29, 2018 and December 30, 2017, the Company was contingently liable under such supply chain agreements for approximately $119.4 million and $116.7 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an immaterial amount of reserves related to supply chain commitments as of December 29, 2018 and December 30, 2017.
(c) Letters of credit
At December 29, 2018 and December 30, 2017, the Company had standby letters of credit outstanding for a total of $32.4 million and $32.3 million, respectively. There were no amounts drawn down on these letters of credit.
(d) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At December 30, 2017, $3.6 million was included in other current liabilities in the consolidated balance sheets to reflect the Company’s estimate of the probable losses incurred in connection with all outstanding litigation. At December 29, 2018, an inconsequential amount was accrued related to outstanding litigation.
(18) Retirement plans
401(k) Plan
Employees of the Company, excluding employees of certain international subsidiaries, are eligible to participate in a defined contribution retirement plan, the Dunkin’ Brands 401(k) Retirement Plan (“401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 80% of their pre-tax eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company. The Company matched participants’ contributions during fiscal years 2018, 2017, and 2016, up to a maximum of 4% of the employee’s eligible compensation. Employer contributions totaled $3.5 million, $3.4 million, and $3.3 million for fiscal years 2018, 2017, and 2016, respectively.
NQDC Plans
The Company also offers certain qualifying individuals, as defined by the Employee Retirement Income Security Act (“ERISA”), the ability to participate in the NQDC Plans. The NQDC Plans allow for pre-tax contributions of up to 50% of a participant’s base annual salary and other forms of compensation, as defined. The Company credits the amounts deferred with earnings and holds investments in company-owned life insurance policies to partially offset the Company’s liabilities under the NQDC Plans. The NQDC Plans liability, included in other long-term liabilities in the consolidated balance sheets, was $9.8 million and $13.5 million at December 29, 2018 and December 30, 2017, respectively. As of December 29, 2018 and December 30, 2017, total investments held for the NQDC Plans were $9.9 million and $10.8 million, respectively, and are included in other assets in the consolidated balance sheets.

(19) Related-party transactions
The Company recognized revenues from its equity method investees, consisting of royalty income and sales of ice cream and other products, as follows (in thousands):

	Fiscal year ended
	December 29, 2018	December 30, 2017	December 31, 2016
Japan JV	$1,874	1,745	1,873
South Korea JV	4,569	4,525	4,030
Australia JV	6,002	4,242	4,277
	$12,445	10,512	10,180
At December 29, 2018 and December 30, 2017, the Company had $5.5 million and $5.1 million, respectively, of receivables from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $3.8 million, $3.3 million, and $3.2 million during fiscal years 2018, 2017, and 2016, respectively, primarily for the purchase of ice cream products.
Upon sale of the Company's ownership interest in the Spain JV in fiscal year 2016 (see note 6), the Company recovered approximately $1.0 million in notes receivable repayments.
(20) Allowance for doubtful accounts
The changes in the allowance for doubtful accounts were as follows (in thousands):

	Accounts receivable	Short-term notes and other receivables	Long-term notes and other receivables
Balance at December 26, 2015	$5,627	1,007	4,075
Provision for (recovery of) doubtful accounts, net	1,202	(189)	(960)
Write-offs and other	(2,051)	(479)	(1,027)
Balance at December 31, 2016	4,778	339	2,088
Provision for doubtful accounts, net	123	264	70
Write-offs and other	(968)	—	(335)
Balance at December 30, 2017	3,933	603	1,823
Provision for (recovery of) doubtful accounts, net	606	281	(256)
Write-offs and other	(955)	—	(81)
Balance at December 29, 2018	$3,584	884	1,486
(21) Quarterly financial data (unaudited)

	Three months ended
	March 31, 2018	June 30, 2018	September 29, 2018	December 29, 2018
	(In thousands, except per share data)
Total revenues	$301,342	350,640	350,011	319,624
Operating income	89,831	113,850	111,592	96,559
Net income	50,152	60,498	66,067	53,189
Earnings per share:
Common—basic	0.58	0.73	0.80	0.64
Common—diluted	0.57	0.72	0.79	0.64

	Three months ended
	April 1, 2017	July 1, 2017	September 30, 2017	December 30, 2017
	(In thousands, except per share data)
Total revenues	$296,358	334,176	330,071	314,946
Operating income	86,773	106,836	105,272	92,161
Net income	44,293	51,092	41,170	134,654
Earnings per share:
Common—basic	0.48	0.56	0.46	1.49
Common—diluted	0.48	0.55	0.45	1.47

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures.
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

We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 29, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 29, 2018, such disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the fiscal year ended December 29, 2018, we adopted new revenue recognition guidance. We implemented internal controls to ensure we adequately evaluated our contracts with customers and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.
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

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 29, 2018 based on the framework and criteria established in Internal Control–Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 29, 2018.

Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of December 29, 2018, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the stockholders and board of directors
Dunkin’ Brands Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dunkin’ Brands Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 29, 2018, and the related notes (collectively, the "consolidated financial statements"), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2019

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers of the Registrant

Set forth below is certain information about our executive officers. Ages are as of February 26, 2019.

David Hoffmann, age 51, was named Chief Executive Officer of Dunkin' Brands in July 2018. Mr. Hoffmann joined Dunkin’ Brands in October 2016 as President, Dunkin' Donuts U.S. and Canada. Prior to joining Dunkin’ Brands, Mr. Hoffmann served as President, High Growth Markets, for McDonald’s Corporation. Mr. Hoffmann served as an executive for McDonald’s Corporation for 19 years in increasing areas of responsibility, including Senior Vice President and Restaurant Support Officer for APMEA, Vice President of Strategy, Insights and Development for APMEA and of Executive Vice President of McDonald’s Japan.

Jack Clare, age 48, was appointed Chief Information and Strategy Officer in March 2015. Mr. Clare joined Dunkin’ Brands in July 2012, and prior to his current position, he served as Chief Information Officer. Prior to joining Dunkin’ Brands, Mr. Clare served as Vice President, IT and Chief Information Officer for Yum! Restaurants International, where he had responsibility for the IT strategy for more than 14,000 restaurants in over 120 countries, primarily for the KFC, Pizza Hut and Taco Bell brands. Before Yum!, Mr. Clare spent seven years with Constellation Brands, most recently as their Vice President, Technical Services. He also spent three years with Sapient Corporation in various IT management roles and 7 years on active duty as an officer in the U.S. Air Force.

Richard Emmett, age 63, was named Chief Legal and Human Resources Officer in January 2014, and prior to that, served as Senior Vice President and General Counsel since joining Dunkin' Brands in December 2009. Mr. Emmett joined Dunkin’ Brands from QCE HOLDING LLC (Quiznos) where he served as Executive Vice President, Chief Legal Officer and Secretary. Prior to Quiznos, Mr. Emmett served in various roles including as Senior Vice President, General Counsel and Secretary for Papa John’s International. Mr. Emmett currently serves on the board of directors of Francesca’s Holdings Corporation, is a member of Francesca’s audit committee, and serves as Chair of that company’s compensation committee. In addition, Mr. Emmett serves on the board of directors of the International Franchise Association. As previously announced, Mr. Emmett intends to resign from the Company, effective March 16, 2019.

Katherine Jaspon, age 42, was named Chief Financial Officer on June 5, 2017 after serving in that position on an interim basis since April 7, 2017. Ms. Jaspon joined the Company in December 2005 as Assistant Controller, and served as Vice President, Finance and Treasury from September 2014 until her promotion to CFO. Prior to that, she served as Vice President, Accounting, and Controller since 2010 and assumed the responsibilities of Corporate Treasurer in December 2011. She previously served as an audit senior manager at KPMG LLP and is a licensed certified public accountant.

Jason Maceda, age 50, was named Senior Vice President, Baskin-Robbins U.S. and Canada in July 2017. A twenty-one year employee of Dunkin’ Brands, Mr. Maceda most recently served as the Company’s Vice President of U.S. Financial Planning and Corporate Real Estate. Mr. Maceda has held several leadership positions in the Dunkin’ Brands Finance Department. Prior to Dunkin’ Brands, he held a supervisory position in the finance department of Davol Inc., a subsidiary of C.R. Bard Inc., a multi-national manufacturer of healthcare products. He began his career in public accounting with Ernst & Young. Mr. Maceda also serves on the board of directors of Good Times Restaurants Inc.

Scott Murphy, age 46, was named Chief Operating Officer, Dunkin' U.S. in January 2018. Prior to his current appointment, Mr. Murphy served as Senior Vice President, Operations, Dunkin' U.S. and Canada. Mr. Murphy joined Dunkin’ Brands in 2004 and previously served as Senior Vice President and Chief Supply Officer. Mr. Murphy’s prior experience includes 10 years of global management consulting with A.T. Kearney. Mr. Murphy currently serves on the board of directors of Oath Craft Pizza, and has served on the board of directors of the National Coffee Association of America, the International Food Service Manufacturers Association and the National DCP, LLC.

Karen Raskopf, age 64, joined Dunkin’ Brands in 2009 and currently serves as Senior Vice President and Chief Communications Officer. Prior to joining Dunkin’ Brands, she spent 12 years as Senior Vice President, Corporate Communications for Blockbuster, Inc. She also served as head of communications for 7-Eleven, Inc. Ms. Raskopf is Co-Chair of the Board of Directors of the The Joy in Childhood Foundation.

John Varughese, age 53, was named President, International of Dunkin' Brands in November 2018. Mr. Varughese joined Dunkin’ Brands in 2002 and prior to his current position, he served as Vice President, International and prior to that, as Vice President, Baskin-Robbins International Operations and Managing Director of Baskin-Robbins Worldwide.

Tony Weisman, age 59, was appointed Senior Vice President, Chief Marketing Officer, Dunkin’ U.S. in September 2017. Since 2007, Mr. Weisman held senior management positions at DigitasLBi, where he most recently served as the Chief Executive Officer of North America and was a member of the Digitals Global Executive Board. Prior to DigitasLBi, Mr. Weisman served as Chief Marketing Officer at Draft Worldwide. He also spent 19 years at Leo Burnett in various management and other related positions leading global consumer accounts. Mr. Weisman serves on the board of directors of Cardlytics, Inc.

Nigel Travis served as our Chief Executive Officer until July 2018, and continued to serve as Executive Chairman of the Board of Directors through December 31, 2018. Since January 1, 2019, Mr. Travis has continued his service on our Board as Non-Executive Chairman but is no longer an executive officer of the Company. The remaining information required by this item will be contained in our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 29, 2018 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

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

3.1
Form of Second Restated Certificate of Incorporation of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

3.2
Form of Second Amended and Restated Bylaws of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

4.2
Specimen Common Stock certificate of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.1*
Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.) Amended and Restated 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.2*
Form of Option Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.3*
Form of Restricted Stock Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.4*
Dunkin’ Brands Group, Inc. Amended & Restated 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.5*
Form of Amended Option Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 20, 2014)

10.6*
Form of Amended Restricted Stock Unit Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.7*
Dunkin’ Brands Group, Inc. 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204454, filed with the SEC on May 26, 2015)

10.8*
Form of Non-Statutory Stock Option Agreement under the 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2017)

10.9*
Form of Restricted Stock Unit Agreement under the 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2017)

10.10*
Form of Performance Stock Unit Agreement under the the 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2017)

10.11*
Dunkin’ Brands Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204456, filed with the SEC on May 26, 2015)

10.12*
Dunkin’ Brands Group, Inc. Annual Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed the with SEC on August 6, 2014)

10.13*
Amended and Restated Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 19, 2015)

10.14*
Executive Employment Agreement between the Company and David Hoffmann dated July 11, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form10-Q, File No. 001-35258, filed with the SEC on November 7, 2018)

10.15*	Offer Letter to Katherine Jaspon dated May 26, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on August 7, 2017)

10.16*	Offer Letter to Tony Weisman dated August 6, 2017

10.17*
Offer Letter to Richard Emmett dated November 23, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.18*	Form of Amendment to Offer Letters (incorporated by reference to Exhibit 10.16(a) to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.19*	Offer Letter to Scott Murphy dated February 16, 2018

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

10.23
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

10.25
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

10.30	Form of Baskin-Robbins Franchise Agreement (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on June 23, 2011)

10.31	Form of Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.32
Form of Combined Baskin-Robbins and Dunkin’ Donuts Franchise Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.33	Form of Dunkin’ Donuts Store Development Agreement (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.34	Form of Baskin-Robbins Store Development Agreement (incorporated by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K, File No. 001—35258, filed with the SEC on February 24, 2012)

10.35*
Form of Restricted Stock Unit Award Agreement for David Hoffmann (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 2, 2016)

10.36*
Form of Performance Stock Unit Award Agreement for David Hoffmann (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 2, 2016)

10.37*	Separation Agreement between the Company and Richard Emmett, dated October 10, 2018.

10.38*
Dunkin' Brands Group, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 8, 2017)

10.39*	First Amendment to the Separation Agreement between the Company and Richard Emmett, dated December 11, 2018.

21.1	Subsidiaries of Dunkin’ Brands Group, Inc.

23.1	Consent of KPMG LLP

31.1	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Executive Officer

31.2	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002 by Chief Financial Officer

32.1	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

32.2	Certification of periodic financial report pursuant to Section 906 of Sarbanes Oxley Act of 2002

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018, formatted in Extensible Business Reporting Language, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

*	Management contract or compensatory plan or arrangement
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2019

DUNKIN’ BRANDS GROUP, INC.

By:	/s/ David Hoffmann
Name:	David Hoffmann
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hoffmann	Chief Executive Officer (Principal Executive Officer)	February 26, 2019
David Hoffmann

/s/ Katherine Jaspon	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019
Katherine Jaspon

/s/ Nigel Travis	Non-Executive Chairman & Director	February 26, 2019
Nigel Travis

/s/ Raul Alvarez	Director	February 26, 2019
Raul Alvarez

/s/ Irene Chang Britt	Director	February 26, 2019
Irene Chang Britt

/s/ Anthony DiNovi	Director	February 26, 2019
Anthony DiNovi

/s/ Michael Hines	Director	February 26, 2019
Michael Hines

/s/ Mark Nunnelly	Director	February 26, 2019
Mark Nunnelly

/s/ Carl Sparks	Director	February 26, 2019
Carl Sparks

/s/ Linda Boff	Director	February 26, 2019
Linda Boff

/s/ Roland Smith	Director	February 26, 2019
Roland Smith