Form 10-Q
period 2019-03-30
DUNKIN' BRANDS GROUP, INC.
filed 2019-05-08
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	DNKN	Nasdaq Global Select Market
As of May 3, 2019, 82,645,468 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 30, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$458,708	517,594
Restricted cash	79,555	79,008
Accounts receivable, net of allowance for doubtful accounts of $4,405 and $3,584 as of March 30, 2019 and December 29, 2018, respectively	78,246	75,963
Notes and other receivables, net of allowance for doubtful accounts of $931 and $884 as of March 30, 2019 and December 29, 2018, respectively	36,209	64,412
Prepaid income taxes	17,386	27,005
Prepaid expenses and other current assets	51,865	49,491
Total current assets	721,969	813,473
Property, equipment, and software, net of accumulated depreciation of $163,903 and $147,550 as of March 30, 2019 and December 29, 2018, respectively	204,120	209,202
Operating lease assets	380,209	—
Equity method investments	142,156	146,395
Goodwill	888,276	888,265
Other intangible assets, net of accumulated amortization of $241,923 and $265,762 as of March 30, 2019 and December 29, 2018, respectively	1,316,543	1,334,767
Other assets	72,100	64,479
Total assets	$3,725,373	3,456,581
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$26,900	31,650
Operating lease liabilities	33,146	—
Accounts payable	51,552	80,037
Deferred revenue	35,922	38,541
Other current liabilities	321,162	389,353
Total current liabilities	468,682	539,581
Long-term debt, net	3,008,745	3,010,626
Operating lease liabilities	393,235	—
Deferred revenue	325,103	331,980
Deferred income taxes, net	198,597	204,027
Other long-term liabilities	22,304	83,164
Total long-term liabilities	3,947,984	3,629,797
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 82,663,316 shares issued and 82,601,734 shares outstanding as of March 30, 2019; 82,587,373 shares issued and 82,560,596 shares outstanding as of December 29, 2018	83	82
Additional paid-in capital	618,326	642,017
Treasury stock, at cost; 61,582 shares and 26,777 shares as of March 30, 2019 and December 29, 2018, respectively	(3,291)	(1,060)
Accumulated deficit	(1,288,758)	(1,338,709)
Accumulated other comprehensive loss	(17,653)	(15,127)
Total stockholders’ deficit	(691,293)	(712,797)
Total liabilities and stockholders’ deficit	$3,725,373	3,456,581

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 30, 2019	March 31, 2018
Revenues:
Franchise fees and royalty income	$139,328	132,507
Advertising fees and related income	117,198	111,007
Rental income	29,028	24,478
Sales of ice cream and other products	20,733	21,777
Other revenues	12,804	11,573
Total revenues	319,091	301,342
Operating costs and expenses:
Occupancy expenses—franchised restaurants	19,475	13,980
Cost of ice cream and other products	16,640	16,864
Advertising expenses	118,091	111,972
General and administrative expenses, net	56,203	59,824
Depreciation	4,621	5,033
Amortization of other intangible assets	4,633	5,375
Long-lived asset impairment charges	323	501
Total operating costs and expenses	219,986	213,549
Net income of equity method investments	2,230	2,033
Other operating income, net	37	5
Operating income	101,372	89,831
Other income (expense), net:
Interest income	1,831	1,642
Interest expense	(32,129)	(32,477)
Other loss, net	(4)	(327)
Total other expense, net	(30,302)	(31,162)
Income before income taxes	71,070	58,669
Provision for income taxes	18,747	8,517
Net income	$52,323	50,152
Earnings per share:
Common—basic	$0.63	0.58
Common—diluted	0.63	0.57
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 30, 2019	March 31, 2018
Net income	$52,323	50,152
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense of $26 and $20 for the three months ended March 30, 2019 and March 31, 2018, respectively	(2,353)	1,547
Other, net	(173)	628
Total other comprehensive income (loss), net	(2,526)	2,175
Comprehensive income	$49,797	52,327
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
(In thousands)
(Unaudited)

	Three months ended March 30, 2019
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at December 29, 2018	82,437	$82	642,017	(1,060)	(1,338,709)	(15,127)	(712,797)
Net income	—	—	—	—	52,323	—	52,323
Other comprehensive loss, net	—	—	—	—	—	(2,526)	(2,526)
Exercise of stock options	84	—	3,830	—	—	—	3,830
Dividends paid on common stock ($0.3750 per share)	—	—	(30,975)	—	—	—	(30,975)
Share-based compensation expense	143	1	3,606	—	—	—	3,607
Repurchases of common stock	—	—	—	(129)	—	—	(129)
Retirement of treasury stock	(2)	—	(14)	129	(115)	—	—
Other	1	—	(138)	(2,231)	(2,257)	—	(4,626)
Balance at March 30, 2019	82,663	$83	618,326	(3,291)	(1,288,758)	(17,653)	(691,293)

	Three months ended March 31, 2018
	Common stock				Additional paid-in capital		Treasury stock, at cost		Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares		Amount
Balance at December 30, 2017	90,254		$90		724,114		(1,060)		(968,148)	(9,535)	(254,539)
Net income	—		—		—		—		50,152	—	50,152
Other comprehensive income, net	—	—	—	—	—	—	—	—	—	2,175	2,175
Exercise of stock options	773		1		18,174	—	—	—	—	—	18,175
Dividends paid on common stock ($0.3475 per share)	—		—		(28,639)		—		—	—	(28,639)
Share-based compensation expense	38		—		3,204		—		—	—	3,204
Accelerated share repurchases of common stock	—		—		(130,000)		(520,368)		—	—	(650,368)
Retirement of treasury stock	(8,479)		(8)	—	(65,246)	—	520,368	—	(455,114)	—	—
Other	12		—		445		—		(886)	—	(441)
Balance at March 31, 2018	82,598		$83		522,052		(1,060)		(1,373,996)	(7,360)	(860,281)
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 30, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$52,323	50,152
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	10,425	11,267
Amortization of debt issuance costs	1,281	1,249
Deferred income taxes	(5,447)	(4,251)
Provision for bad debt	689	358
Share-based compensation expense	3,607	3,204
Net income of equity method investments	(2,230)	(2,033)
Dividends received from equity method investments	3,777	3,947
Other, net	194	371
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	25,222	15,531
Prepaid income taxes, net	10,766	(6,962)
Prepaid expenses and other current assets	(6,967)	(11,352)
Accounts payable	(27,902)	7,891
Other current liabilities	(67,865)	(82,685)
Deferred revenue	(9,511)	(477)
Other, net	(4,354)	(2,413)
Net cash used in operating activities	(15,992)	(16,203)
Cash flows from investing activities:
Additions to property, equipment, and software	(1,946)	(5,803)
Other, net	(304)	—
Net cash used in investing activities	(2,250)	(5,803)
Cash flows from financing activities:
Repayment of long-term debt	(7,912)	(7,875)
Dividends paid on common stock	(30,975)	(28,639)
Repurchases of common stock, including accelerated share repurchases	(129)	(650,368)
Exercise of stock options	3,830	18,175
Other, net	(5,065)	(731)
Net cash used in financing activities	(40,251)	(669,438)
Effect of exchange rates on cash, cash equivalents, and restricted cash	89	64
Decrease in cash, cash equivalents, and restricted cash	(58,404)	(691,380)
Cash, cash equivalents, and restricted cash, beginning of period	598,321	1,114,099
Cash, cash equivalents, and restricted cash, end of period	$539,917	422,719
Supplemental cash flow information:
Cash paid for income taxes	$13,571	19,929
Cash paid for interest	30,763	34,917
Noncash investing activities:
Property, equipment, and software included in accounts payable and other current liabilities	1,405	2,133
Leased assets obtained in exchange for new finance lease liabilities	402	—
Noncash operating activities:
Leased assets obtained in exchange for operating lease liabilities, net	856	—
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)
(1) Description of business and organization
Dunkin’ Brands Group, Inc. (“DBGI”), together with its consolidated subsidiaries, is one of the world’s leading franchisors of restaurants serving coffee and baked goods, as well as ice cream, within the quick service restaurant segment of the restaurant industry. We franchise and license a system of both traditional and nontraditional quick service restaurants. Through our Dunkin’ brand, we franchise restaurants featuring coffee, espresso, donuts, bagels, breakfast sandwiches, and related products. Additionally, we license Dunkin’ brand products sold in certain retail outlets such as retail packaged coffee, Dunkin’ K-Cup® pods, and ready-to-drink bottled iced coffee. Through our Baskin-Robbins brand, we franchise restaurants featuring ice cream, frozen beverages, and related products. Additionally, we distribute Baskin-Robbins ice cream products to certain international markets for sale in Baskin-Robbins restaurants and certain retail outlets.
Throughout these unaudited consolidated financial statements, “Dunkin’ Brands,” “the Company,” “we,” “us,” “our,” and “management” refer to DBGI and its consolidated subsidiaries taken as a whole.
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of March 30, 2019 and the consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for the three months ended March 30, 2019 and March 31, 2018 are unaudited.
The accompanying unaudited consolidated financial statements include the accounts of DBGI and its consolidated subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with U.S. GAAP have been recorded. Such adjustments consisted only of normal recurring items. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 29, 2018, included in the Company's Annual Report on Form 10-K.
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three-month periods ended March 30, 2019 and March 31, 2018 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2019.
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

Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of March 30, 2019 and December 29, 2018 were as follows (in thousands):

	March 30, 2019	December 29, 2018
Cash and cash equivalents	$458,708	517,594
Restricted cash	79,555	79,008
Restricted cash, included in Other assets	1,654	1,719
Total cash, cash equivalents, and restricted cash	$539,917	598,321
(d) Fair value of financial instruments
Financial assets and liabilities are categorized, based on the inputs to the valuation technique, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. Observable market data, when available, is required to be used in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.
Financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2019 and December 29, 2018 are summarized as follows (in thousands):

	March 30, 2019		December 29, 2018
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$11,219	11,219	9,906	9,906
Total assets	$11,219	11,219	9,906	9,906
Liabilities:
Deferred compensation liabilities	$10,499	10,499	9,759	9,759
Total liabilities	$10,499	10,499	9,759	9,759
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
The carrying value and estimated fair value of long-term debt as of March 30, 2019 and December 29, 2018 were as follows (in thousands):

	March 30, 2019		December 29, 2018
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Long-term debt	$3,035,645	3,067,173	3,042,276	3,011,843
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current midpoint prices for our long-term debt. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, advertising fees, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of March 30, 2019 and December 29, 2018, one master licensee, including its majority-owned subsidiaries, accounted for approximately 15% and 11%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for either of the three-month periods ended March 30, 2019 and March 31, 2018.
(f) Recent accounting pronouncements
Recently adopted accounting pronouncements
In fiscal year 2019, the Company adopted new guidance for lease accounting, which replaces existing lease accounting guidance. The Company adopted this new guidance in fiscal year 2019 using the modified retrospective transition method and elected the option to not restate comparative periods in the year of adoption, including amounts as of December 29, 2018 and for the three months ended March 31, 2018 included herein.
As a result of adopting this new guidance on the first day of fiscal year 2019, substantially all of the Company's operating lease commitments were subject to the new guidance and were recognized as operating lease assets and liabilities, initially measured as the present value of future lease payments for the remaining lease term discounted using the Company’s incremental borrowing rate based on the remaining lease term as of the adoption date. The Company recognized operating lease assets and liabilities of $388.8 million and $435.1 million, respectively, as of the first day of fiscal year 2019. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets. Finance leases, previously known as capital leases, were not impacted by the adoption of the new guidance, as finance lease liabilities and the corresponding assets were recorded on the consolidated balance sheet under the previous guidance. The accounting guidance for lessors remained largely unchanged from previous guidance, with the exception of the presentation of certain lease costs that the Company passes through to lessees, including but not limited to, property taxes, insurance, and maintenance. These costs are generally paid by the Company and reimbursed by the lessee. Historically, these costs have been recorded on a net basis in the consolidated statements of operations, but are now presented on a gross basis upon adoption of the new guidance. The adoption of the new guidance resulted in the recognition of additional rental income and occupancy expenses—franchised restaurants of $4.7 million related to these lease costs during the three months ended March 30, 2019.
The effects of the changes made to the Company's condensed consolidated balance sheet as of December 30, 2018 for the adoption of the new lease guidance were as follows (in thousands):

	Balance at December 29, 2018	Adjustments due to adoption of the new lease guidance	Balance at December 30, 2018
Assets
Current assets:
Prepaid expenses and other current assets	$49,491	(4,720)	44,771
Operating lease assets	—	388,811	388,811
Other intangible assets, net	1,334,767	(13,598)	1,321,169
Other assets	64,479	(961)	63,518
Liabilities and Stockholders' Deficit
Current liabilities:
Operating lease liabilities	—	33,822	33,822
Operating lease liabilities	—	401,249	401,249
Other long-term liabilities(a)	83,164	(65,539)	17,625

(a)	Other long-term liabilities at December 29, 2018 reflects certain reclassifications to conform to current period presentation as discussed below.
The adoption of the new guidance had no impact on net cash flows from operating, investing, or financing activities and had no impact on compliance with debt agreements.

The Company elected the package of practical expedients permitted under the new guidance, which among other things, allowed the Company to continue utilizing historical classification of leases. However, the Company did not adopt the hindsight practical expedient, and therefore continued to utilize lease terms determined under previous lease guidance. See note 12 for additional information regarding our lease arrangements and the Company's updated lease accounting policies.
In conjunction with the adoption of this new lease guidance and to conform to the current period presentation, the Company revised the presentation of certain lease liabilities within the consolidated balance sheets. Other current liabilities and other long-term liabilities totaling $0.5 million and $4.6 million as of December 29, 2018 were reclassified to current and long-term deferred revenue, respectively. Amounts separately presented as unfavorable operating leases acquired of $8.2 million as of December 29, 2018 were reclassified to other long-term liabilities. Additionally, amounts separately presented as current capital lease obligations and long-term capital lease obligations of $0.5 million and $7.0 million as of December 29, 2018 were reclassified to other current liabilities and other long-term liabilities, respectively. There was no impact to total current liabilities and total long-term liabilities as a result of these reclassifications.
(g) Subsequent events
Subsequent events have been evaluated through the date these consolidated financial statements were filed.

(3) Revenue recognition
(a) Disaggregation of revenue
Revenues are disaggregated by timing of revenue recognition related to contracts with customers (“ASC 606”) and reconciled to reportable segment revenues as follows (in thousands):

	Three months ended March 30, 2019
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$117,097	6,103	5,913	1,905	—	131,018	3,149	134,167
Franchise fees	3,626	312	865	358	—	5,161	—	5,161
Advertising fees and related income	—	—	—	—	108,642	108,642	1,176	109,818
Other revenues	710	2,163	4	—	—	2,877	9,058	11,935
Total revenues recognized over time	121,433	8,578	6,782	2,263	108,642	247,698	13,383	261,081

Revenues recognized at a point in time:
Sales of ice cream and other products	—	671	—	23,075	—	23,746	(3,013)	20,733
Other revenues	464	68	69	21	—	622	247	869
Total revenues recognized at a point in time	464	739	69	23,096	—	24,368	(2,766)	21,602

Total revenues recognized under ASC 606	121,897	9,317	6,851	25,359	108,642	272,066	10,617	282,683

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	7,380	7,380
Rental income	27,848	960	—	220	—	29,028	—	29,028
Total revenues not subject to ASC 606	27,848	960	—	220	—	29,028	7,380	36,408

Total revenues	$149,745	10,277	6,851	25,579	108,642	301,094	17,997	319,091

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

	Three months ended March 31, 2018
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

(b) Contract balances
Information about receivables and deferred revenue subject to ASC 606 is as follows (in thousands):

	March 30, 2019	December 29, 2018	Balance Sheet Classification
Receivables	$86,646	81,609	Accounts receivable, net and Notes and other receivables, net

Deferred revenue:
Current	$22,605	24,002	Deferred revenue—current
Long-term	320,326	327,333	Deferred revenue—long term
Total	$342,931	351,335
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
The decrease in the deferred revenue balance as of March 30, 2019 was primarily driven by $8.7 million of revenues recognized that were included in the deferred revenue balance as of December 29, 2018, as well as franchisee incentives provided during fiscal year 2019, offset by cash payments received or due in advance of satisfying our performance obligations.
As of March 30, 2019 and December 29, 2018, there were no contract assets from contracts with customers.
(c) Transaction price allocated to remaining performance obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied at March 30, 2019 is as follows (in thousands):

Fiscal year:
2019(a)	$15,788
2020	18,692
2021	18,752
2022	18,665
2023	18,582
Thereafter	215,956
Total	$306,435

(a) Represents the estimate for remainder of fiscal year 2019 which excludes the three months ended March 30, 2019.
The estimated revenue in the table above does not contemplate future franchise renewals or new franchise agreements for restaurants for which a franchise agreement or store development agreement does not exist at March 30, 2019. Additionally, the table above excludes $60.7 million of consideration allocated to restaurants that were not yet open at March 30, 2019. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above.

(4) Debt
Debt at March 30, 2019 and December 29, 2018 consisted of the following (in thousands):

	March 30, 2019	December 29, 2018
2015 Class A-2-II Notes	$1,680,000	1,684,375
2017 Class A-2-I Notes	592,500	594,000
2017 Class A-2-II Notes	790,000	792,000
Other	1,363	1,400
Debt issuance costs, net of amortization	(28,218)	(29,499)
Total debt	3,035,645	3,042,276
Less current portion of long-term debt	26,900	31,650
Total long-term debt	$3,008,745	3,010,626
The Company's outstanding debt as of March 30, 2019 consisted of Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Class A-2-II Notes”), Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”), and Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) issued by DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI. In addition, the Master Issuer issued Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 (the “2017 Variable Funding Notes” and, together with the 2017 Class A-2 Notes, the “2017 Notes”), which allow for the issuance of up to $150.0 million of 2017 Variable Funding Notes and certain other credit instruments, including letters of credit.
In April 2019, the Master Issuer issued Series 2019-1 3.787% Fixed Rate Senior Secured Notes, Class A-2-I (the “2019 Class A-2-I Notes”) with an initial principal amount of $600.0 million, Series 2019-1 4.021% Fixed Rate Senior Secured Notes, Class A-2-II (the “2019 Class A-2-II Notes”) with an initial principal amount of $400.0 million, and Series 2019-1 4.352% Fixed Rate Senior Secured Notes, Class A-2-III (the “2019 Class A-2-III Notes” and together with the 2019 Class A-2-I Notes and 2019 Class A-2-II Notes, the “2019 Class A-2 Notes”) with an initial principal amount of $700.0 million. In addition, the Master Issuer issued Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019 Variable Funding Notes” and, together with the 2019 Class A-2 Notes, the “2019 Notes”), which allow for the issuance of up to $150.0 million of 2019 Variable Funding Notes and certain other credit instruments, including letters of credit. The proceeds received from the issuance of the 2019 Notes were used to repay the remaining $1.68 billion outstanding on the 2015 Class A-2-II Notes and to pay related transaction fees and expenses. In connection with the issuance of the 2019 Variable Funding Notes, the Master Issuer terminated the commitments with respect to its existing 2017 Variable Funding Notes.
The 2015 Class A-2-II Notes, 2017 Notes, and 2019 Notes were each issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the 2015 Class A-2-II Notes, 2017 Notes, and 2019 Notes and that have pledged substantially all of their assets to secure the 2015 Class A-2-II Notes, 2017 Notes, and 2019 Notes.
The 2015 Class A-2-II Notes, 2017 Notes, and 2019 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2019 Class A-2 Notes is May 2049, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2019 Class A-2-I Notes will be repaid by February 2024, the 2019 Class A-2-II Notes will be repaid by May 2026, and the 2019 Class A-2-III Notes will be repaid by May 2029 (the “Anticipated Repayment Dates”). If the 2019 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2017 Class A-2 Notes and the 2019 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the 2019 Class A-2-I Notes, 2019 Class A-2-II Notes, and 2019 Class A-2-III Notes bear interest at fixed rates equal to 3.787%, 4.021%, and 4.352%, respectively. If the 2019 Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the 2019 Class A-2-I Notes, 2019 Class A-2-II Notes, and 2019 Class A-2-III Notes equal to $6.0 million, $4.0 million, and $7.0 million, respectively, per calendar year, payable in quarterly installments beginning in August 2019. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.
It is anticipated that the principal and interest on the 2019 Variable Funding Notes will be repaid in full on or prior to August 2024, subject to two additional one-year extensions. Borrowings under the 2019 Variable Funding Notes bear interest at a rate equal to a LIBOR rate plus 1.50%, or the lenders' commercial paper funding rate plus 1.50%. If the 2019 Variable Funding Notes are not repaid prior to August 2024 or prior to the end of the extension period, if applicable, incremental interest will accrue. In addition, the Company is required to pay a 1.50% fee for letters of credit amounts outstanding and a commitment fee on the unused portion of the 2019 Variable Funding Notes which ranges from 0.50% to 1.00% based on utilization.
As of March 30, 2019 and December 29, 2018, $32.3 million and $32.4 million, respectively, of letters of credit were outstanding against the 2017 Variable Funding Notes which related primarily to interest reserves required under the base indenture and related supplemental indentures. There were no amounts drawn down on these letters of credit as of March 30, 2019 or December 29, 2018.
The 2017 Notes and 2019 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2017 Notes and 2019 Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control as defined in the Indenture and the related payment of specified amounts, including specified make-whole payments in the case of the 2017 Notes and 2019 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the 2017 Notes and 2019 Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. As noted above, the 2017 Notes and 2019 Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated DSCR, failure to maintain an aggregate level of Dunkin’ U.S. retail sales on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the 2017 Notes or the 2019 Notes on the applicable Anticipated Repayment Dates. The 2017 Notes and 2019 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the 2017 Notes and 2019 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	March 30, 2019	December 29, 2018
Gift card/certificate liability	$183,464	239,531
Accrued payroll and benefits	18,696	26,544
Accrued interest	13,343	13,274
Accrued advertising expenses	55,653	52,536
Franchisee profit-sharing liability	5,010	13,764
Other	44,996	43,704
Total other current liabilities	$321,162	389,353
The franchisee profit-sharing liability represents amounts owed to franchisees from the net profits primarily on the sale of Dunkin’ K-Cup® pods, retail packaged coffee, and ready-to-drink bottled iced coffee in certain retail outlets.
(6) Segment information
The Company is strategically aligned into two global brands, Dunkin’ and Baskin-Robbins, which are further segregated between U.S. operations and international operations. Additionally, the Company administers and directs the development of all advertising and promotional programs in the U.S. As such, the Company has determined that it has five reportable segments: Dunkin’ U.S., Dunkin’ International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. Dunkin’ U.S., Baskin-Robbins U.S., and Dunkin’ International primarily derive their revenues through royalty income and franchise fees. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement and rental income. Dunkin’ U.S. also derives revenue through rental income. Baskin-Robbins International primarily derives its revenues from sales of ice cream products, as well as royalty income, franchise fees, and license fees. U.S. Advertising Funds primarily derive revenues through continuing advertising fees from Dunkin’ and Baskin-Robbins franchisees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and certain non-recurring, infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are generally consistent with those used in the consolidated financial statements.
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

	Revenues
	Three months ended
	March 30, 2019	March 31, 2018
Dunkin’ U.S.	$149,745	139,911
Dunkin’ International	6,851	5,365
Baskin-Robbins U.S.	10,277	10,513
Baskin-Robbins International	25,579	25,888
U.S. Advertising Funds	108,642	104,167
Total reportable segment revenues	301,094	285,844
Other	17,997	15,498
Total revenues	$319,091	301,342

Amounts included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended
	March 30, 2019	March 31, 2018
Dunkin’ U.S.	$111,034	105,063
Dunkin’ International	4,831	3,206
Baskin-Robbins U.S.	6,323	7,235
Baskin-Robbins International	7,802	7,441
U.S. Advertising Funds	—	—
Total reportable segments	129,990	122,945
Corporate and other	(23,662)	(27,238)
Interest expense, net	(30,298)	(30,835)
Amortization of other intangible assets	(4,633)	(5,375)
Long-lived asset impairment charges	(323)	(501)
Other loss, net	(4)	(327)
Income before income taxes	$71,070	58,669
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

	Net income (loss) of equity method investments
	Three months ended
	March 30, 2019	March 31, 2018
Dunkin’ International	$(140)	(444)
Baskin-Robbins International	1,717	1,727
Total reportable segments	1,577	1,283
Other	653	750
Total net income of equity method investments	$2,230	2,033
(7) Stockholders’ deficit
(a) Equity incentive plans
During the three months ended March 30, 2019, the Company granted stock options to purchase 619,306 shares of common stock and 50,287 restricted stock units (“RSUs”) to certain employees. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with a weighted average exercise price of $72.28 per share and had a weighted average grant-date fair value of $12.54 per share. The RSUs granted to employees vest in equal annual amounts over a three-year period subsequent to the grant date and had a weighted average grant-date fair value of $69.13 per unit.
In addition, the Company granted 47,431 performance stock units (“PSUs”) to certain employees during the three months ended March 30, 2019. These PSUs are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 20,681 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 26,750 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-

vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted average grant-date fair value of $86.97 per unit. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs had a weighted average grant-date fair value of $69.19 per unit. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
During the three months ended March 30, 2019, contingently issuable restricted shares granted in fiscal year 2014 realized a 52.2% vesting percentage based upon level of performance achieved against the market vesting condition, and 78,300 restricted shares vested.
Total compensation expense related to all share-based awards was $3.6 million and $3.2 million for the three months ended March 30, 2019 and March 31, 2018, respectively, and was included in general and administrative expenses, net in the consolidated statements of operations.
(b) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive loss
Balance as of December 29, 2018	$(14,307)	(820)	(15,127)
Other comprehensive loss, net	(2,353)	(173)	(2,526)
Balance as of March 30, 2019	$(16,660)	(993)	(17,653)
(c) Dividends
The Company paid a quarterly dividend of $0.3750 per share of common stock on March 20, 2019, totaling approximately $31.0 million. On May 2, 2019, the Company announced that its board of directors approved the next quarterly dividend of $0.3750 per share of common stock payable June 12, 2019 to stockholders of record as of the close of business on June 3, 2019.
(8) Earnings per share
The computation of basic and diluted earnings per share of common stock is as follows (in thousands, except for share and per share data):

	Three months ended
	March 30, 2019	March 31, 2018
Net income—basic and diluted	$52,323	50,152
Weighted average number of shares of common stock:
Common—basic	82,620,759	86,451,167
Common—diluted	83,432,042	87,877,254
Earnings per share of common stock:
Common—basic	$0.63	0.58
Common—diluted	0.63	0.57
The weighted average number of shares of common stock in the common diluted earnings per share calculation includes the dilutive effect of 811,283 and 1,426,087 equity awards for the three months ended March 30, 2019 and March 31, 2018, respectively, using the treasury stock method. The weighted average number of shares of common stock in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of March 30, 2019 and March 31, 2018, there were 42,888 and 258,019 shares, respectively, related to equity awards that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted average number of shares of common stock in the common diluted earnings per share calculation excludes 670,944 and 1,883,298 equity awards for the three months ended March 30, 2019 and March 31, 2018, respectively, as they would be antidilutive.

(9) Commitments and contingencies
(a) Supply chain guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of March 30, 2019 and December 29, 2018, the Company was contingently liable under such supply chain agreements for approximately $107.4 million and $119.4 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an inconsequential amount of reserves related to supply chain commitments as of March 30, 2019 and December 29, 2018.
(b) Letters of credit
As of March 30, 2019 and December 29, 2018, the Company had standby letters of credit outstanding for a total of $32.3 million and $32.4 million, respectively. There were no amounts drawn down on these letters of credit.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of March 30, 2019 and December 29, 2018, an inconsequential amount was accrued related to outstanding litigation.
(10) Related-party transactions
The Company recognized revenues from its equity method investees, consisting of royalty income and sales of ice cream and other products, as follows (in thousands):

	Three months ended
	March 30, 2019	March 31, 2018
B-R 31 Ice Cream Company., Ltd.	$340	345
BR-Korea Co., Ltd.	1,183	946
Palm Oasis Ventures Pty. Ltd.	435	705
	$1,958	1,996
As of March 30, 2019 and December 29, 2018, the Company had $3.8 million and $5.5 million, respectively, of receivables from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $1.1 million and $1.0 million during the three months ended March 30, 2019 and March 31, 2018, respectively, primarily for the purchase of ice cream products.

(11) Advertising funds
Assets and liabilities of the advertising funds, which are restricted in their use, included in the consolidated balance sheets were as follows (in thousands):

	March 30, 2019	December 29, 2018
Accounts receivable, net	$20,441	19,501
Notes and other receivables, net	12,075	16,050
Prepaid income taxes	74	11
Prepaid expenses and other current assets	17,367	14,978
Total current assets	49,957	50,540
Property, equipment, and software, net	15,562	15,187
Other assets	1,154	1,255
Total assets	$66,673	66,982

Accounts payable	$34,829	60,302
Deferred revenue—current(a)	(743)	(743)
Other current liabilities	13,191	43,198
Total current liabilities	47,277	102,757
Deferred revenue—long-term(a)	(6,589)	(6,775)
Other long-term liabilities	11	15
Total liabilities	$40,699	95,997

(a)	Amounts represent franchisee incentives that have been deferred and are being recognized over the terms of the respective franchise agreements.
(12) Leases
The Company is party as a lessor and/or lessee to various leases for property, including land and buildings, as well as leases for office equipment and automobiles.
We determine if an arrangement is a lease at inception or modification of a contract, and classify each lease as either an operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. Finance and operating lease assets represent the Company’s right to use an underlying asset as lessee for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease. These assets and obligations are recognized at the lease commencement date based on the present value of lease payments, net of incentives, over the lease term. Generally, the Company's lease contracts do not provide a readily determinable implicit rate and, therefore, the Company uses an estimated incremental borrowing rate as of the lease commencement date in determining the present value of lease payments. The lease asset also reflects any prepaid rent, initial direct costs incurred, and lease incentives received. The Company’s lease terms, as both lessee and lessor, include option periods to extend or terminate the lease when it is reasonably certain that those options will be exercised, which are generally through the end of the related franchise agreement term.
We record lease expense and lease income as lessee and lessor, respectively, on a straight-line basis over the lease term as noted above. In certain cases, the Company also has variable lease payments and receipts that are based on sales levels of our franchisees, in excess of stipulated amounts. The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to its leases, which are often variable lease payments. Such costs are typically charged to the sublessee based on the terms of the sublease agreements. These costs are presented on a gross basis in the consolidated statements of operations in rental income and occupancy expenses—franchised restaurants. Variable lease receipts and payments are included in rental income and rent expense as they are earned and accrued, respectively. The Company accounts for the lease components and non-lease components, primarily maintenance, as a single lease component for new and modified leases under the new lease accounting guidance. Leases with an initial expected term of 12 months or less are not recorded in the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term.

Included in the Company’s consolidated balance sheets were the following amounts related to operating and finance lease assets and liabilities (in thousands):

	March 30, 2019	December 29, 2018	Consolidated balance sheet classification
Assets:
Operating lease assets	$380,209	—	Operating lease assets
Finance lease assets(a)	5,514	5,264	Property, equipment, and software, net
Total lease assets	$385,723	5,264
Liabilities:
Current:
Operating lease liabilities	$33,146	—	Operating lease liabilities
Finance lease liabilities	509	476	Other current liabilities
Long-term:
Operating lease liabilities	393,235	—	Operating lease liabilities
Finance lease liabilities	7,058	6,998	Other long-term liabilities
Total lease liabilities	$433,948	7,474

(a)	Finance lease assets are recorded net of accumulated amortization of $5.2 million and $5.0 million as of March 30, 2019 and December 29, 2018, respectively.
The weighted average remaining lease term and weighted-average discount rate for operating and finance leases as of March 30, 2019 were as follows:

March 30, 2019
Weighted average remaining lease term:
Operating leases	12.2
Finance leases	11.7
Weighted average discount rate:
Operating leases	4.6%
Finance leases	20.3%
Lease costs and rental income for the three months ended March 30, 2019 were as follows (in thousands):

Three months ended
March 30, 2019
Finance lease cost:
Amortization of lease assets(a)	$150
Interest on lease liabilities(b)	267
Total finance lease cost	$417

Operating lease cost(c)	$14,154
Variable lease cost(c)	6,094
Short-term lease cost(c)	2,695
Rental income(d)	29,028

(a)	Amortization of finance lease assets is included in depreciation in the consolidated statements of operations.

(b)	Interest recognized on finance lease liabilities is included in interest expense in the consolidated statements of operations.

(c)
Operating and variable lease costs associated with franchised locations are included in occupancy expenses—franchised restaurants in the consolidated statements of operations. Operating, variable, and short-term lease costs for all other leases, including corporate facilities, vehicles, and other non-franchised assets are included in general and administrative expenses, net, and advertising expenses in the consolidated statements of operations.

(d)	Rental income in the consolidated statements of operations primarily consists of sublease income. Lease income relating to variable lease payments was $10.3 million.

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Three months ended
March 30, 2019
Operating cash flows from operating leases	$14,140
Operating cash flows from finance leases	267
Financing cash flows from finance leases	163
Future lease commitments to be paid and received by the Company as of March 30, 2019 were as follows (in thousands):

	Payments		Receipts	Net leases
	Finance leases	Operating leases	Subleases
Fiscal year:
2019(a)	$1,197	37,703	(49,880)	(10,980)
2020	1,473	55,519	(70,074)	(13,082)
2021	1,405	54,518	(66,581)	(10,658)
2022	1,398	51,763	(60,708)	(7,547)
2023	1,427	46,657	(52,000)	(3,916)
Thereafter	11,771	331,009	(309,491)	33,289
Total lease commitments	18,671	577,169	(608,734)	(12,894)
Less amount representing interest	11,104	150,788
Present value of lease liabilities	$7,567	426,381

(a)	Represents the remainder of fiscal year 2019 which excludes the three months ended March 30, 2019.
As of March 30, 2019, the Company had certain executed real estate leases that had not yet commenced of $15.1 million which are not reflected in the tables above. These leases are expected to commence between fiscal year 2019 and fiscal year 2025 with lease terms of 10 years to 20 years.
Future lease commitments to be paid and received by the Company as of December 29, 2018 were as follows (in thousands):

	Payments		Receipts	Net leases
	Finance leases	Operating leases	Subleases
Fiscal year:
2019	$1,535	60,166	(72,751)	(11,050)
2020	1,327	58,389	(69,704)	(9,988)
2021	1,361	56,107	(66,154)	(8,686)
2022	1,398	51,968	(60,282)	(6,916)
2023	1,427	46,340	(51,532)	(3,765)
Thereafter	11,770	329,641	(304,954)	36,457
Total lease commitments	18,818	602,611	(625,377)	(3,948)
Less amount representing interest	11,344
Present value of lease liabilities	$7,474

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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ and Baskin-Robbins brands. With more than 20,900 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of March 30, 2019, Dunkin’ had 12,900 global points of distribution with restaurants in 43 U.S. states, the District of Columbia, and 42 foreign countries. Baskin-Robbins had 8,020 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and 53 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of March 30, 2019, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three-month periods ended March 30, 2019 and March 31, 2018 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2019.
The Company adopted new lease guidance in the first quarter of fiscal year 2019 using the modified retrospective transition method, and elected the option to not restate comparative periods in the year of adoption, including amounts as of December 29, 2018 and for the three months ended March 31, 2018 included herein. See note 2(f) to the unaudited consolidated financial statements included in Item 1 of Part I of this Form 10-Q.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended
	March 30, 2019	March 31, 2018
Financial data (in thousands):
Total revenues	$319,091	301,342
Operating income	101,372	89,831
Adjusted operating income	106,328	95,707
Net income	52,323	50,152
Adjusted net income	55,891	54,383
Systemwide sales (in millions):
Dunkin’ U.S.	$2,126.3	2,015.9
Dunkin’ International	198.9	190.2
Baskin-Robbins U.S.	128.5	132.7
Baskin-Robbins International	314.6	321.2
Total systemwide sales	$2,768.2	2,660.0
Systemwide sales growth	4.1%	5.1%
Comparable store sales growth (decline):
Dunkin’ U.S.	2.4%	(0.5)%
Dunkin’ International	2.9%	2.1%
Baskin-Robbins U.S.	(2.8)%	(1.0)%
Baskin-Robbins International	(2.0)%	10.0%

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
Overall growth in systemwide sales of 4.1% for the three months ended March 30, 2019 over the same period in the prior fiscal year resulted from the following:

•
Dunkin’ U.S. systemwide sales growth of 5.5% for the three months ended March 30, 2019 was primarily a result of 256 net new restaurants opened since March 31, 2018 and comparable store sales growth of 2.4%. The comparable store sales growth was driven by increased average ticket, offset by a decline in traffic. The increase in average ticket was driven primarily by strategic pricing increases and favorable mix shift to premium priced espresso and frozen beverages, as well as our value breakfast sandwich platform.

•
Dunkin’ International systemwide sales growth of 4.6% for the three months ended March 30, 2019 was driven by sales growth in the Middle East. Sales across all regions were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 9%. Dunkin’ International comparable store sales grew 2.9% for the three months ended March 30, 2019 due primarily to growth in the Middle East.

•
Baskin-Robbins U.S. systemwide sales decline of 3.2% for the three months ended March 30, 2019 was primarily as a result of comparable store sales decline of 2.8% and 19 net restaurant closures since March 31, 2018. The comparable store sales decline was driven by a decrease in traffic, offset by an increase in average ticket. Unfavorable weather significantly affected all product categories in the first quarter of fiscal year 2019. The increase in average ticket was driven primarily by strategic pricing increases and favorable mix shift to beverages, take-home quarts, and desserts.

•
Baskin-Robbins International systemwide sales decline of 2.0% for the three months ended March 30, 2019 was driven by a sales decline in Japan, offset by sales growth in South Korea. Sales across all regions were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 2%. Baskin-Robbins International comparable store sales decline of 2.0% for the three months ended March 30, 2019 was driven primarily by declines in Japan and the Middle East, offset by growth in South Korea.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings (closings) as of and for the three months ended March 30, 2019 and March 31, 2018 were as follows:

	March 30, 2019	March 31, 2018
Points of distribution, at period end:
Dunkin’ U.S.	9,453	9,197
Dunkin’ International	3,447	3,401
Baskin-Robbins U.S.	2,547	2,566
Baskin-Robbins International	5,473	5,427
Consolidated global points of distribution	20,920	20,591

	Three months ended
	March 30, 2019	March 31, 2018
Net openings (closings) during the period:
Dunkin’ U.S.	34	56
Dunkin’ International	(5)	4
Baskin-Robbins U.S.	(3)	6
Baskin-Robbins International	(18)	5
Consolidated global net openings	8	71
Total revenues for the three months ended March 30, 2019 increased $17.7 million, or 5.9%, due primarily to increases in royalty income and advertising fees and related income, driven by Dunkin’ U.S. systemwide sales growth. Also contributing to the increase in revenues was an increase in rental income resulting from the adoption of a new lease accounting standard in the first quarter of fiscal year 2019, which requires gross presentation of certain lease costs that the Company passes through to franchisees. See note 2(f) to the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.
Operating income and adjusted operating income for the three months ended March 30, 2019 increased $11.5 million, or 12.8%, and $10.6 million, or 11.1%, respectively, from the prior year period. The increases were primarily a result of the increases in royalty income and a reduction in general and administrative expenses resulting primarily from a decrease in personnel costs.
Net income and adjusted net income for the three months ended March 30, 2019 increased $2.2 million, or 4.3%, and $1.5 million, or 2.8%, respectively. These increases were primarily a result of the increases in operating income and adjusted operating income, respectively, offset by an increase in income tax expense primarily driven by excess tax benefits from share-based compensation of $1.2 million for the three months ended March 30, 2019 compared to $7.6 million in the prior year period and the increase in income in the current period.
Adjusted operating income and adjusted net income are non-GAAP measures reflecting operating income and net income adjusted for amortization of intangible assets, long-lived asset impairment charges, and certain non-recurring, infrequent, or unusual charges, net of the tax impact of such adjustments in the case of adjusted net income. We use adjusted operating income and adjusted net income as key performance measures for the purpose of evaluating performance internally. We also believe adjusted operating income and adjusted net income provide our investors with useful information regarding our historical operating results. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Use of the terms adjusted operating income and adjusted net income may differ from similar measures reported by other companies.
Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended
	March 30, 2019	March 31, 2018
	(In thousands)
Operating income	$101,372	89,831
Adjustments:
Amortization of other intangible assets	4,633	5,375
Long-lived asset impairment charges	323	501
Adjusted operating income	$106,328	95,707

Net income	$52,323	50,152
Adjustments:
Amortization of other intangible assets	4,633	5,375
Long-lived asset impairment charges	323	501
Tax impact of adjustments(a)	(1,388)	(1,645)
Adjusted net income	$55,891	54,383

(a)	Tax impact of adjustments calculated at effective tax rate of 28% for each of the three months ended March 30, 2019 and March 31, 2018.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended
	March 30, 2019	March 31, 2018
Earnings per share:
Common—basic	$0.63	0.58
Common—diluted	0.63	0.57
Diluted adjusted earnings per share	0.67	0.62
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended
	March 30, 2019	March 31, 2018
	(In thousands, except share and per share data)
Adjusted net income	$55,891	54,383
Weighted average number of common shares—diluted	83,432,042	87,877,254
Diluted adjusted earnings per share	$0.67	0.62

Results of operations
Consolidated results of operations

	Three months ended
	March 30, 2019	March 31, 2018	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$139,328	132,507	6,821	5.1%
Advertising fees and related income	117,198	111,007	6,191	5.6%
Rental income	29,028	24,478	4,550	18.6%
Sales of ice cream and other products	20,733	21,777	(1,044)	(4.8)%
Other revenues	12,804	11,573	1,231	10.6%
Total revenues	$319,091	301,342	17,749	5.9%
Total revenues for the three months ended March 30, 2019 increased $17.7 million, or 5.9%, due primarily to increases in franchise fees and royalty income, as well as advertising fees and related income, driven by Dunkin’ U.S. systemwide sales growth. Also contributing to the increase in revenues was an increase in rental income resulting primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(f) of the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.

	Three months ended
	March 30, 2019	March 31, 2018	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$19,475	13,980	5,495	39.3%
Cost of ice cream and other products	16,640	16,864	(224)	(1.3)%
Advertising expenses	118,091	111,972	6,119	5.5%
General and administrative expenses, net	56,203	59,824	(3,621)	(6.1)%
Depreciation and amortization	9,254	10,408	(1,154)	(11.1)%
Long-lived asset impairment charges	323	501	(178)	(35.5)%
Total operating costs and expenses	$219,986	213,549	6,437	3.0%
Net income of equity method investments	2,230	2,033	197	9.7%
Other operating income, net	37	5	32	640.0%
Operating income	$101,372	89,831	11,541	12.8%
Occupancy expenses for franchised restaurants for the three months ended March 30, 2019 increased $5.5 million resulting primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. The new standard requires gross presentation of certain lease costs that the Company passes through to franchisees and also resulted in amortization of certain lease intangible assets, which were previously recorded within amortization of other intangible assets in the consolidated statements of operations, and are now being recorded within occupancy expenses—franchised restaurants in the consolidated statements of operations.
Net margin on ice cream and other products for the three months ended March 30, 2019 decreased $0.8 million, or 16.7%, due primarily to a decrease in sales volume and an increase in commodity costs.
Advertising expenses for the three months ended March 30, 2019 increased $6.1 million driven by the increase in advertising fees and related income.
General and administrative expenses for the three months ended March 30, 2019 decreased $3.6 million due primarily to a decrease in personnel costs.
Depreciation and amortization for the three months ended March 30, 2019 decreased $1.2 million resulting primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019, which resulted in amortization of certain lease intangible assets, which were previously recorded within amortization of other intangible assets in the consolidated statements of operations, and are now being recorded within occupancy expenses—franchised restaurants in the consolidated statements of operations. Also contributing to the decrease in depreciation and amortization was a decrease in depreciation as assets become fully depreciated.
Long-lived asset impairment charges decreased $0.2 million for the three months ended March 30, 2019. Long-lived asset impairment charges generally fluctuate based on the timing of lease terminations and the related write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three months ended March 30, 2019 increased $0.2 million primarily as a result of an increase in net income from our South Korea joint venture, offset by unfavorable results from our Japan joint venture compared to the prior year period.
Other operating income, net, which includes net gains and losses recognized in connection with the sale or disposal of property, equipment, and software, fluctuates based on the timing of such transactions.

	Three months ended
	March 30, 2019	March 31, 2018	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Interest expense, net	$30,298	30,835	(537)	(1.7)%
Other loss, net	4	327	(323)	(98.8)%
Total other expense	$30,302	31,162	(860)	(2.8)%
Net interest expense decreased $0.5 million for the three months ended March 30, 2019 driven primarily by a lower principal balance due to principal payments made on our long-term debt and an increase in interest income earned on our cash balances.
The fluctuation in other loss, net, for the three months ended March 30, 2019 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended
	March 30, 2019	March 31, 2018
	(In thousands, except percentages)
Income before income taxes	$71,070	58,669
Provision for income taxes	18,747	8,517
Effective tax rate	26.4%	14.5%
The increase in the effective tax rate for the three months ended March 30, 2019 was driven primarily by excess tax benefits from share-based compensation of $1.2 million for the three months ended March 30, 2019 compared to $7.6 million in the prior year period.
Operating segments
We operate five reportable operating segments: Dunkin’ U.S., Dunkin’ International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. We evaluate the performance of our segments and allocate resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and certain non-recurring, infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. Segment profit for the Dunkin’ International and Baskin-Robbins International segments includes net income of equity method investments, except for other-than-temporary impairment charges and the related reduction in depreciation, net of tax, on the underlying long-lived assets.
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

Dunkin’ U.S.

	Three months ended
	March 30, 2019	March 31, 2018	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$117,097	110,833	6,264	5.7%
Franchise fees	3,626	4,707	(1,081)	(23.0)%
Rental income	27,848	23,591	4,257	18.0%
Other revenues	1,174	780	394	50.5%
Total revenues	$149,745	139,911	9,834	7.0%
Segment profit	$111,034	105,063	5,971	5.7%
Dunkin’ U.S. revenues increased $9.8 million for the three months ended March 30, 2019 due primarily to an increase in royalty income driven by systemwide sales growth, as well as an increase in rental income. These increases in revenues were offset by a decrease in franchise fees due primarily to franchisee incentives provided in fiscal year 2018 as part of the investments in the Dunkin' U.S. Blueprint for Growth that are being recognized over the remaining term of each respective franchise agreement. The increase in rental income primarily resulted from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(f) to the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.
Dunkin’ U.S. segment profit increased $6.0 million for the three months ended March 30, 2019 driven primarily by the increase in royalty income and a decrease in general and administrative expenses due primarily to a decrease in personnel costs, offset by the decrease in franchise fees.
Dunkin’ International

	Three months ended
	March 30, 2019	March 31, 2018	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$5,913	4,938	975	19.7%
Franchise fees	865	448	417	93.1%
Other revenues	73	(21)	94	n/m
Total revenues	$6,851	5,365	1,486	27.7%
Segment profit	$4,831	3,206	1,625	50.7%
Dunkin’ International revenues for the three months ended March 30, 2019 increased by $1.5 million primarily as a result of an increase in royalty income driven by a recovery of prior period royalties, as well as an increase in franchise fees due primarily to additional deferred revenue recognized in the current period upon closure of restaurants.
Segment profit for Dunkin’ International for the three months ended March 30, 2019 increased $1.6 million primarily as a result of the increase in revenues and a decrease in net loss from our South Korea joint venture.

Baskin-Robbins U.S.

	Three months ended
	March 30, 2019	March 31, 2018	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$6,103	6,409	(306)	(4.8)%
Franchise fees	312	289	23	8.0%
Rental income	960	767	193	25.2%
Sales of ice cream and other products	671	678	(7)	(1.0)%
Other revenues	2,231	2,370	(139)	(5.9)%
Total revenues	$10,277	10,513	(236)	(2.2)%
Segment profit	$6,323	7,235	(912)	(12.6)%
Baskin-Robbins U.S. revenues for the three months ended March 30, 2019 decreased $0.2 million due primarily to decreases in royalty income and other revenues, offset by an increase in rental income. The increase in rental income resulted primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(f) to the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.
Baskin-Robbins U.S. segment profit for the three months ended March 30, 2019 decreased $0.9 million primarily as a result of the decreases in royalty income and other revenues, as well as an increase in general and administrative expenses.
Baskin-Robbins International

	Three months ended
	March 30, 2019	March 31, 2018	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$1,905	1,543	362	23.5%
Franchise fees	358	206	152	73.8%
Rental income	220	120	100	83.3%
Sales of ice cream and other products	23,075	23,972	(897)	(3.7)%
Other revenues	21	47	(26)	(55.3)%
Total revenues	$25,579	25,888	(309)	(1.2)%
Segment profit	$7,802	7,441	361	4.9%
Baskin-Robbins International revenues for the three months ended March 30, 2019 decreased $0.3 million due primarily to a decrease in sales of ice cream and other products, offset by increases in royalty income, franchise fees, and rental income. The increase in franchise fees was due primarily to additional deferred revenue recognized in the current period upon closure of restaurants.
Baskin-Robbins International segment profit for the three months ended March 30, 2019 increased $0.4 million primarily as a result of the increases in royalty income and franchise fees, as well as an increase in net income from our South Korea joint venture, offset by an increase in net loss from our Japan joint venture and a decrease in net margin on ice cream driven primarily by a decrease in sales volume.

U.S. Advertising Funds

	Three months ended
	March 30, 2019	March 31, 2018	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Advertising fees and related income	$108,642	104,167	4,475	4.3%
Total revenues	$108,642	104,167	4,475	4.3%
Segment profit	$—	—	—	—%
U.S. Advertising Funds revenues for the three months ended March 30, 2019 increased $4.5 million, or 4.3%, compared to the prior year period driven primarily by Dunkin' U.S. systemwide sales growth. Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit.
Liquidity and capital resources
As of March 30, 2019, we held $458.7 million of cash and cash equivalents and $79.6 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $157.7 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of March 30, 2019, we had a borrowing capacity of $117.7 million under our $150.0 million 2017 Variable Funding Notes (as defined below).
Operating, investing, and financing cash flows
Net cash used in operating activities was $16.0 million for the three months ended March 30, 2019, as compared to $16.2 million in the prior year period. The $0.2 million decrease in operating cash outflows was driven primarily by decreases in cash paid for income taxes and interest on our long-term debt, a decrease in incentive compensation payments, and favorable cash flows related to our gift card program due primarily to the timing of holidays and our prior year fiscal year end. Offsetting these decreases in operating cash outflows were other changes in working capital.
Net cash used in investing activities was $2.3 million for the three months ended March 30, 2019, as compared to $5.8 million in the prior year period. The $3.6 million decrease in investing cash outflows was driven primarily by a decrease in capital expenditures of $3.9 million.
Net cash used in financing activities was $40.3 million for the three months ended March 30, 2019, as compared to $669.4 million in the prior year period. The $629.2 million decrease in financing cash outflows was driven primarily by incremental cash used in the prior year period for repurchases of common stock of $650.2 million, offset by incremental cash generated from the exercise of stock options in the prior year period of $14.3 million, as well as increases in cash used to settle tax withholding obligations upon vesting of certain equity awards of $4.8 million and quarterly dividends of $2.3 million.
Adjusted operating and investing cash flow
Net cash flows from operating and investing activities for the three months ended March 30, 2019 and March 31, 2018 included net cash outflows of $49.6 million and $40.2 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $31.4 million and $18.2 million of adjusted operating and investing cash flow during the three months ended March 30, 2019 and March 31, 2018, respectively. The increase in adjusted operating and investing cash flow was driven primarily by decreases in capital expenditures, cash paid for interest on our long-term debt, and incentive compensation payments, offset by other changes in working capital.
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

Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Three months ended
	March 30, 2019	March 31, 2018
Net cash used in operating activities	$(15,992)	(16,203)
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	49,605	40,209
Plus: Net cash used in investing activities	(2,250)	(5,803)
Adjusted operating and investing cash flow	$31,363	18,203
Borrowing capacity
As of March 30, 2019, our securitized financing facility included original borrowings of approximately $1.75 billion, $1.40 billion, and $150.0 million related to the 2015 Class A-2-II Notes (as defined below), the 2017 Class A-2 Notes (as defined below), and the 2017 Variable Funding Notes (as defined below and together with the 2017 Class A-2 Notes, the "2017 Notes"), respectively. As of March 30, 2019, there was approximately $3.06 billion of total principal outstanding on the 2015 Class A-2-II Notes and 2017 Class A-2 Notes, while there was $117.7 million in available commitments under the Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 (the “2017 Variable Funding Notes”) as $32.3 million of letters of credit were outstanding.
In April 2019, DB Master Finance LLC (the "Master Issuer") issued Series 2019-1 3.787% Fixed Rate Senior Secured Notes, Class A-2-I (the “2019 Class A-2-I Notes”) with an initial principal amount of $600.0 million, Series 2019-1 4.021% Fixed Rate Senior Secured Notes, Class A-2-II (the “2019 Class A-2-II Notes”) with an initial principal amount of $400.0 million, and Series 2019-1 4.352% Fixed Rate Senior Secured Notes, Class A-2-III (the “2019 Class A-2-III Notes”, together with the 2019 Class A-2-I Notes and 2019 Class A-2-II Notes, the “2019 Class A-2 Notes”) with an initial principal amount of $700.0 million. In addition, the Master Issuer issued Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019 Variable Funding Notes” and, together with the 2019 Class A-2 Notes, the “2019 Notes”), which allow for the issuance of up to $150.0 million of 2019 Variable Funding Notes and certain other credit instruments, including letters of credit.
The proceeds received from the issuance of the 2019 Notes were used to repay the remaining $1.68 billion outstanding on the Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Class A-2-II Notes”), and to pay related transaction fees and expenses. In connection with the issuance of the 2019 Variable Funding Notes, the Master Issuer terminated the commitments with respect to its existing 2017 Variable Funding Notes.
The 2015 Class A-2-II Notes, 2017 Notes, and 2019 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2017 Class A-2 Notes and 2019 Class A-2 Notes is in November 2047 and May 2049, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”) will be repaid by November 2024, Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) will be repaid by November 2027, the 2019 Class A-2-I Notes will be repaid by February 2024, the 2019 Class A-2-II Notes will be repaid by May 2026, and the 2019 Class A-2-III Notes will be repaid by May 2029 (the “Anticipated Repayment Dates”). Principal amortization payments, payable quarterly, are required to be made on the 2017 Class A-2-II Notes, 2019 Class A-2-II Notes, and 2019 Class A-2-III Notes equal to $8.0 million, $4.0 million, and $7.0 million, respectively, and on each of the 2017 Class A-2-I Notes and 2019 Class A-2-I Notes equal to $6.0 million per calendar year through the respective Anticipated Repayment Dates. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. If the 2017 Class A-2 Notes or the 2019 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2017 Class A-2 Notes and the 2019 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service, may also cause a rapid amortization event.
It is anticipated that the principal and interest on the 2019 Variable Funding Notes will be repaid in full on or prior to August 2024, subject to two additional one-year extensions. Borrowings under the 2019 Variable Funding Notes bear interest at a rate equal to a LIBOR rate plus 1.50%, or the lenders' commercial paper funding rate plus 1.50%. If the 2019 Variable Funding Notes are not repaid prior to August 2024 or prior to the end of the extension period, if applicable, incremental interest will accrue. In addition, the Company is required to pay a 1.50% fee for letters of credit amounts outstanding and a commitment fee on the unused portion of the 2019 Variable Funding Notes which ranges from 0.50% to 1.00% based on utilization.

In order to assess our current debt levels, including servicing our long-term debt, and our ability to take on additional borrowings, we monitor a leverage ratio of our long-term debt, net of cash (“Net Debt”), to adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). This leverage ratio, and the related Net Debt and Adjusted EBITDA measures used to compute it, are non-GAAP measures, and our use of the terms Net Debt and Adjusted EBITDA may vary from other companies, including those in our industry, due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Net Debt reflects the gross principal amount outstanding under our securitized financing facility, notes payable, and finance lease obligations, less short-term cash, cash equivalents, and restricted cash, excluding cash reserved for gift card/certificate programs. Adjusted EBITDA is defined in our securitized financing facility as net income before interest, taxes, depreciation and amortization, and impairment charges, as adjusted for certain items that are summarized in the table below. Net Debt should not be considered as an alternative to debt, total liabilities, or any other obligations derived in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Net Debt, Adjusted EBITDA, and the related leverage ratio have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. However, we believe that presenting Net Debt, Adjusted EBITDA, and the related leverage ratio are appropriate to provide additional information to investors to demonstrate our current debt levels and ability to take on additional borrowings.
As of March 30, 2019, we had a Net Debt to Adjusted EBITDA ratio of 5.3 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended March 30, 2019, respectively (in thousands):

March 30, 2019
Principal outstanding under 2017 Class A-2 Notes	$1,382,500
Principal outstanding under 2015 Class A-2 Notes	1,680,000
Other notes payable	1,363
Total finance lease obligations	7,567
Less: cash and cash equivalents	(458,708)
Less: restricted cash, current	(79,555)
Plus: cash held for gift card/certificate programs	151,258
Net Debt	$2,684,425

Twelve months ended
March 30, 2019
Net income	$232,077
Interest expense	128,400
Income tax expense	69,525
Depreciation and amortization(a)	39,892
Impairment charges	1,470
EBITDA	471,364
Adjustments:
Share-based compensation expense(a)	13,886
Increase in deferred revenue related to franchise and licensing agreements(b)	5,959
Other(c)	16,022
Total adjustments	35,867
Adjusted EBITDA	$507,231

(a)	Amounts exclude depreciation and share-based compensation of $4.3 million and $1.4 million, respectively, related to U.S. Advertising Funds.

(b)	Amount excludes incentives paid to franchisees, primarily related to the Dunkin' U.S. Blueprint for Growth.

(c)
Represents costs and fees associated with various franchisee-related investments, including investments in the Dunkin' U.S. Blueprint for Growth, bank fees, legal reserves, and other non-cash gains and losses.

Based upon our current level of operations and anticipated growth, we believe that the cash generated from our operations and amounts available under our 2019 Variable Funding Notes will be adequate to meet our anticipated debt service requirements, capital expenditures, and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our 2019 Variable Funding Notes or otherwise to enable us to service our indebtedness, including our securitized financing facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend, or refinance the securitized financing facility will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.
Recently Issued Accounting Standards
See note 2(f) and note 12 to the unaudited consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for a detailed description of recent accounting pronouncements.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange or interest rate risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the three month period ended March 30, 2019, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.

Part II.        Other Information
Item 1.       Legal Proceedings
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
The following table contains information regarding purchases of our common stock made during the quarter ended March 30, 2019 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
12/30/18 - 01/26/19	—	$—	—	$219,998,100
01/27/19 - 03/02/19	1,838	69.99	1,838	219,869,500
03/03/19 - 03/30/19	—	—	—	219,869,500
Total	1,838	$69.99	1,838

(1)
On May 16, 2018, our board of directors authorized a new share repurchase program for up to an aggregate of $250.0 million of our outstanding common stock. This repurchase authorization is valid for a period of two years. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.

Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.

Item 6.       Exhibits
(a) Exhibits:

10.1
Class A-1 Note Purchase Agreement dated April 30, 2019 among DB Master Finance LLC, as Master Issuer, DB Master Finance Parent LLC, DB Franchising Holding Company LLC, DB Mexican Franchising LLC, DD IP Holder LLC, BR IP Holder, BR UK Franchising LLC, Dunkin’ Donuts Franchising LLC, Baskin-Robbins Franchising LLC, DB Real Estate Assets I LLC, DB Real Estate Assets II LLC, each as Guarantor, Dunkin’ Brands, Inc., as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the commission on May 1, 2019).

10.2
Management Agreement Amendment dated April 30, 2019 among DB Master Finance, DB Master Finance Parent LLC, certain subsidiaries of DB Master Finance LLC party thereto, Dunkin’ Brands, Inc., as manager, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the commission on May 1, 2019).

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
DUNKIN’ BRANDS GROUP, INC.

Date:	May 8, 2019	By:	/s/ David Hoffmann
David Hoffmann Chief Executive Officer