Form 10-Q
period 2019-06-29
DUNKIN' BRANDS GROUP, INC.
filed 2019-08-07
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 29, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒
As of August 2, 2019, 82,717,178 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements and Supplementary Data
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 29, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$474,265	517,594
Restricted cash	88,562	79,008
Accounts receivable, net of allowance for doubtful accounts of $4,651 and $3,584 as of June 29, 2019 and December 29, 2018, respectively	87,412	75,963
Notes and other receivables, net of allowance for doubtful accounts of $735 and $884 as of June 29, 2019 and December 29, 2018, respectively	45,594	64,412
Prepaid income taxes	21,378	27,005
Prepaid expenses and other current assets	47,456	49,491
Total current assets	764,667	813,473
Property, equipment, and software, net of accumulated depreciation of $168,987 and $147,550 as of June 29, 2019 and December 29, 2018, respectively	215,248	209,202
Operating lease assets	375,165	—
Equity method investments	145,114	146,395
Goodwill	888,286	888,265
Other intangible assets, net of accumulated amortization of $244,845 and $265,762 as of June 29, 2019 and December 29, 2018, respectively	1,311,923	1,334,767
Other assets	67,544	64,479
Total assets	$3,767,947	3,456,581
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$31,150	31,650
Operating lease liabilities	33,282	—
Accounts payable	58,308	80,037
Deferred revenue	38,521	38,541
Other current liabilities	315,333	389,353
Total current liabilities	476,594	539,581
Long-term debt, net	3,017,360	3,010,626
Operating lease liabilities	388,081	—
Deferred revenue	321,989	331,980
Deferred income taxes, net	198,689	204,027
Other long-term liabilities	22,035	83,164
Total long-term liabilities	3,948,154	3,629,797
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 82,817,076 shares issued and 82,755,494 shares outstanding as of June 29, 2019; 82,587,373 shares issued and 82,560,596 shares outstanding as of December 29, 2018	83	82
Additional paid-in capital	603,868	642,017
Treasury stock, at cost; 61,582 shares and 26,777 shares as of June 29, 2019 and December 29, 2018, respectively	(3,291)	(1,060)
Accumulated deficit	(1,238,190)	(1,338,709)
Accumulated other comprehensive loss	(19,271)	(15,127)
Total stockholders’ deficit	(656,801)	(712,797)
Total liabilities and stockholders’ deficit	$3,767,947	3,456,581

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Revenues:
Franchise fees and royalty income	$158,258	151,242	297,586	283,749
Advertising fees and related income	129,259	131,539	246,457	242,546
Rental income	31,679	27,400	60,707	51,878
Sales of ice cream and other products	27,258	28,140	47,991	49,917
Other revenues	12,883	12,319	25,687	23,892
Total revenues	359,337	350,640	678,428	651,982
Operating costs and expenses:
Occupancy expenses—franchised restaurants	19,697	14,314	39,172	28,294
Cost of ice cream and other products	22,018	22,781	38,658	39,645
Advertising expenses	130,961	132,579	249,052	244,551
General and administrative expenses, net	59,922	59,301	116,125	119,125
Depreciation	4,711	5,125	9,332	10,158
Amortization of other intangible assets	4,626	5,307	9,259	10,682
Long-lived asset impairment charges	2	653	325	1,154
Total operating costs and expenses	241,937	240,060	461,923	453,609
Net income of equity method investments	4,427	3,845	6,657	5,878
Other operating income (loss), net	825	(575)	862	(570)
Operating income	122,652	113,850	224,024	203,681
Other income (expense), net:
Interest income	3,079	1,516	4,910	3,158
Interest expense	(32,842)	(32,538)	(64,971)	(65,015)
Loss on debt extinguishment	(13,076)	—	(13,076)	—
Other loss, net	(46)	(272)	(50)	(599)
Total other expense, net	(42,885)	(31,294)	(73,187)	(62,456)
Income before income taxes	79,767	82,556	150,837	141,225
Provision for income taxes	20,145	22,058	38,892	30,575
Net income	$59,622	60,498	111,945	110,650
Earnings per share:
Common—basic	$0.72	0.73	1.35	1.31
Common—diluted	0.71	0.72	1.34	1.29
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income	$59,622	60,498	111,945	110,650
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(18) and $(66) for the three months ended June 29, 2019 and June 30, 2018, respectively, and $8 and $(46) for the six months ended June 29, 2019 and June 30, 2018, respectively.	(1,660)	(7,291)	(4,013)	(5,744)
Other, net	42	(58)	(131)	570
Total other comprehensive loss, net	(1,618)	(7,349)	(4,144)	(5,174)
Comprehensive income	$58,004	53,149	107,801	105,476
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended June 29, 2019 and June 30, 2018
(In thousands)
(Unaudited)

	Stockholders' Deficit
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at March 30, 2019	82,663	$83	618,326	(3,291)	(1,288,758)	(17,653)	(691,293)
Net income	—	—	—	—	59,622	—	59,622
Other comprehensive loss, net	—	—	—	—	—	(1,618)	(1,618)
Exercise of stock options	273	—	12,914	—	—	—	12,914
Dividends paid on common stock ($0.3750 per share)	—	—	(31,010)	—	—	—	(31,010)
Share-based compensation expense	3	—	3,690	—	—	—	3,690
Repurchases of common stock	—	—	—	(10,000)	—	—	(10,000)
Retirement of treasury stock	(133)	—	(945)	10,000	(9,055)	—	—
Other	11	—	893	—	1	—	894
Balance at June 29, 2019	82,817	$83	603,868	(3,291)	(1,238,190)	(19,271)	(656,801)

Balance at March 31, 2018	82,598	$83	522,052	(1,060)	(1,373,996)	(7,360)	(860,281)
Net income	—	—	—	—	60,498	—	60,498
Other comprehensive loss, net	—	—	—	—	—	(7,349)	(7,349)
Exercise of stock options	315	—	12,258	—	—	—	12,258
Dividends paid on common stock ($0.3475 per share)	—	—	(28,800)	—	—	—	(28,800)
Share-based compensation expense	4	—	3,745	—	—	—	3,745
Other	3	—	2,124	—	—	—	2,124
Balance at June 30, 2018	82,920	$83	511,379	(1,060)	(1,313,498)	(14,709)	(817,805)
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Six Months Ended June 29, 2019 and June 30, 2018
(In thousands)
(Unaudited)

	Stockholders' Deficit
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at December 29, 2018	82,437	$82	642,017	(1,060)	(1,338,709)	(15,127)	(712,797)
Net income	—	—	—	—	111,945	—	111,945
Other comprehensive loss, net	—	—	—	—	—	(4,144)	(4,144)
Exercise of stock options	357	1	16,744	—	—	—	16,745
Dividends paid on common stock ($0.7500 per share)	—	—	(61,985)	—	—	—	(61,985)
Share-based compensation expense	147	—	7,296	—	—	—	7,296
Repurchases of common stock	—	—	—	(10,129)	—	—	(10,129)
Retirement of treasury stock	(135)	—	(959)	10,129	(9,170)	—	—
Other	11	—	755	(2,231)	(2,256)	—	(3,732)
Balance at June 29, 2019	82,817	$83	603,868	(3,291)	(1,238,190)	(19,271)	(656,801)

Balance at December 30, 2017	90,254	$90	724,114	(1,060)	(968,148)	(9,535)	(254,539)
Net income	—	—	—	—	110,650	—	110,650
Other comprehensive loss, net	—	—	—	—	—	(5,174)	(5,174)
Exercise of stock options	1,088	1	30,432	—	—	—	30,433
Dividends paid on common stock ($0.6950 per share)	—	—	(57,439)	—	—	—	(57,439)
Share-based compensation expense	42	—	6,949	—	—	—	6,949
Accelerated share repurchases of common stock	—	—	(130,000)	(520,368)	—	—	(650,368)
Retirement of treasury stock	(8,479)	(8)	(65,246)	520,368	(455,114)	—	—
Other	15	—	2,569	—	(886)	—	1,683
Balance at June 30, 2018	82,920	$83	511,379	(1,060)	(1,313,498)	(14,709)	(817,805)
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 29, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$111,945	110,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,084	22,621
Amortization of debt issuance costs	2,545	2,511
Loss on debt extinguishment	13,076	—
Deferred income taxes	(5,310)	(8,425)
Provision for bad debt	704	333
Share-based compensation expense	7,296	6,949
Net income of equity method investments	(6,657)	(5,878)
Dividends received from equity method investments	3,777	3,947
Other, net	(749)	1,369
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	6,764	(7,459)
Prepaid income taxes, net	6,792	4,208
Prepaid expenses and other current assets	(2,568)	(8,866)
Accounts payable	(21,437)	15,940
Other current liabilities	(74,073)	(71,323)
Deferred revenue	(10,039)	3,902
Other, net	(73)	(2,740)
Net cash provided by operating activities	53,077	67,739
Cash flows from investing activities:
Additions to property, equipment, and software	(19,000)	(32,902)
Other, net	1,168	—
Net cash used in investing activities	(17,832)	(32,902)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,700,000	—
Repayment of long-term debt	(1,691,450)	(15,750)
Payment of debt issuance and other debt-related costs	(17,937)	—
Dividends paid on common stock	(61,985)	(57,439)
Repurchases of common stock, including accelerated share repurchases	(10,129)	(650,368)
Exercise of stock options	16,745	30,433
Other, net	(4,443)	(901)
Net cash used in financing activities	(69,199)	(694,025)
Effect of exchange rates on cash, cash equivalents, and restricted cash	49	(228)
Decrease in cash, cash equivalents, and restricted cash	(33,905)	(659,416)
Cash, cash equivalents, and restricted cash, beginning of period	598,321	1,114,099
Cash, cash equivalents, and restricted cash, end of period	$564,416	454,683
Supplemental cash flow information:
Cash paid for income taxes	$37,667	35,044
Cash paid for interest	58,231	65,633
Noncash investing activities:
Property, equipment, and software included in accounts payable and other current liabilities	2,673	3,219
Purchase of property, equipment, and software in exchange for note payable	—	1,486
Noncash operating activities:
Leased assets obtained in exchange for operating lease liabilities, net	5,279	—
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
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of June 29, 2019, the consolidated statements of operations, comprehensive income, and stockholders' deficit for the three and six months ended June 29, 2019 and June 30, 2018, and the consolidated statements of cash flows for the six months ended June 29, 2019 and June 30, 2018 are unaudited.
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
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended June 29, 2019 and June 30, 2018 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 29, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2019.
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

Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of June 29, 2019 and December 29, 2018 were as follows (in thousands):

	June 29, 2019	December 29, 2018
Cash and cash equivalents	$474,265	517,594
Restricted cash	88,562	79,008
Restricted cash, included in Other assets	1,589	1,719
Total cash, cash equivalents, and restricted cash	$564,416	598,321

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
Financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2019 and December 29, 2018 are summarized as follows (in thousands):

	June 29, 2019		December 29, 2018
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$11,661	11,661	9,906	9,906
Total assets	$11,661	11,661	9,906	9,906
Liabilities:
Deferred compensation liabilities	$10,777	10,777	9,759	9,759
Total liabilities	$10,777	10,777	9,759	9,759

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
The carrying value and estimated fair value of total long-term debt as of June 29, 2019 and December 29, 2018 were as follows (in thousands):

	June 29, 2019		December 29, 2018
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Total long-term debt	$3,048,510	3,164,732	3,042,276	3,011,843

The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current midpoint prices for our long-term debt. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, advertising fees, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of June 29, 2019 and December 29, 2018, one master licensee, including its majority-owned subsidiaries, accounted for approximately 17% and 11%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for any of the three- and six-month periods ended June 29, 2019 and June 30, 2018.
(f) Recent accounting pronouncements
Recently adopted accounting pronouncements
In fiscal year 2019, the Company adopted new guidance for lease accounting, which replaces existing lease accounting guidance. The Company adopted this new guidance in fiscal year 2019 using the modified retrospective transition method and elected the option to not restate comparative periods in the year of adoption, including amounts as of December 29, 2018 and for the three and six months ended June 30, 2018 included herein.
As a result of adopting this new guidance on the first day of fiscal year 2019, substantially all of the Company's operating lease commitments were subject to the new guidance and were recognized as operating lease assets and liabilities, initially measured as the present value of future lease payments for the remaining lease term discounted using the Company’s incremental borrowing rate based on the remaining lease term as of the adoption date. The Company recognized operating lease assets and liabilities of $388.8 million and $435.1 million, respectively, as of the first day of fiscal year 2019. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets. Finance leases, previously known as capital leases, were not impacted by the adoption of the new guidance, as finance lease liabilities and the corresponding assets were recorded on the consolidated balance sheet under the previous guidance. The accounting guidance for lessors remained largely unchanged from previous guidance, with the exception of the presentation of certain lease costs that the Company passes through to lessees, including but not limited to, property taxes, insurance, and maintenance. These costs are generally paid by the Company and reimbursed by the lessee. Historically, these costs have been recorded on a net basis in the consolidated statements of operations, but are now presented on a gross basis upon adoption of the new guidance. The adoption of the new guidance resulted in the recognition of additional rental income and occupancy expenses—franchised restaurants of $4.7 million and $9.4 million related to these lease costs during the three and six months ended June 29, 2019, respectively.
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

(3) Revenue recognition
(a) Disaggregation of revenue
Revenues are disaggregated by timing of revenue recognition related to contracts with customers (“ASC 606”) and reconciled to reportable segment revenues as follows (in thousands):

	Three months ended June 29, 2019
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$131,682	8,828	5,396	1,953	—	147,859	4,087	151,946
Franchise fees	3,418	344	2,030	520	—	6,312	—	6,312
Advertising fees and related income	—	—	—	—	123,588	123,588	1,396	124,984
Other revenues	584	3,000	—	—	—	3,584	8,559	12,143
Total revenues recognized over time	135,684	12,172	7,426	2,473	123,588	281,343	14,042	295,385

Revenues recognized at a point in time:
Sales of ice cream and other products	—	1,080	—	29,997	—	31,077	(3,819)	27,258
Other revenues	402	63	44	(8)	—	501	239	740
Total revenues recognized at a point in time	402	1,143	44	29,989	—	31,578	(3,580)	27,998

Total revenues recognized under ASC 606	136,086	13,315	7,470	32,462	123,588	312,921	10,462	323,383

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	4,275	4,275
Rental income	30,491	973	—	215	—	31,679	—	31,679
Total revenues not subject to ASC 606	30,491	973	—	215	—	31,679	4,275	35,954

Total revenues	$166,577	14,288	7,470	32,677	123,588	344,600	14,737	359,337

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

	Three months ended June 30, 2018
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

	Six months ended June 29, 2019
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$248,779	14,931	11,309	3,858	—	278,877	7,236	286,113
Franchise fees	7,044	656	2,895	878	—	11,473	—	11,473
Advertising fees and related income	—	—	—	—	232,230	232,230	2,572	234,802
Other revenues	1,294	5,163	4	—	—	6,461	17,617	24,078
Total revenues recognized over time	257,117	20,750	14,208	4,736	232,230	529,041	27,425	556,466

Revenues recognized at a point in time:
Sales of ice cream and other products	—	1,751	—	53,072	—	54,823	(6,832)	47,991
Other revenues	866	131	113	13	—	1,123	486	1,609
Total revenues recognized at a point in time	866	1,882	113	53,085	—	55,946	(6,346)	49,600

Total revenues recognized under ASC 606	257,983	22,632	14,321	57,821	232,230	584,987	21,079	606,066

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	11,655	11,655
Rental income	58,339	1,933	—	435	—	60,707	—	60,707
Total revenues not subject to ASC 606	58,339	1,933	—	435	—	60,707	11,655	72,362

Total revenues	$316,322	24,565	14,321	58,256	232,230	645,694	32,734	678,428

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

	Six months ended June 30, 2018
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

(b) Contract balances
Information about receivables and deferred revenue subject to ASC 606 is as follows (in thousands):

	June 29, 2019	December 29, 2018	Balance Sheet Classification
Receivables	$101,074	81,609	Accounts receivable, net and Notes and other receivables, net

Deferred revenue:
Current	$25,956	24,002	Deferred revenue—current
Long-term	317,351	327,333	Deferred revenue—long term
Total	$343,307	351,335

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
The decrease in the deferred revenue balance as of June 29, 2019 was primarily driven by $16.4 million of revenues recognized that were included in the deferred revenue balance as of December 29, 2018, as well as franchisee incentives provided during fiscal year 2019, offset by cash payments received or due in advance of satisfying our performance obligations.
As of June 29, 2019 and December 29, 2018, there were no contract assets from contracts with customers.
(c) Transaction price allocated to remaining performance obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied at June 29, 2019 is as follows (in thousands):

Fiscal year:
2019(a)	$13,396
2020	19,804
2021	18,844
2022	18,810
2023	18,774
Thereafter	218,856
Total	$308,484

(a) Represents the estimate for remainder of fiscal year 2019 which excludes the six months ended June 29, 2019.

The estimated revenue in the table above does not contemplate future franchise renewals or new franchise agreements for restaurants for which a franchise agreement or store development agreement does not exist at June 29, 2019. Additionally, the table above excludes $59.0 million of consideration allocated to restaurants that were not yet open at June 29, 2019. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above.

(4) Debt
Debt at June 29, 2019 and December 29, 2018 consisted of the following (in thousands):

	June 29, 2019	December 29, 2018
2015 Class A-2-II Notes	$—	1,684,375
2017 Class A-2-I Notes	591,000	594,000
2017 Class A-2-II Notes	788,000	792,000
2019 Class A-2-I Notes	600,000	—
2019 Class A-2-II Notes	400,000	—
2019 Class A-2-III Notes	700,000	—
Other	1,325	1,400
Debt issuance costs, net of amortization	(31,815)	(29,499)
Total long-term debt, net	3,048,510	3,042,276
Less current portion of long-term debt	31,150	31,650
Long-term debt, net	$3,017,360	3,010,626

In April 2019, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI, issued Series 2019-1 3.787% Fixed Rate Senior Secured Notes, Class A-2-I (the “2019 Class A-2-I Notes”) with an initial principal amount of $600.0 million, Series 2019-1 4.021% Fixed Rate Senior Secured Notes, Class A-2-II (the “2019 Class A-2-II Notes”) with an initial principal amount of $400.0 million, and Series 2019-1 4.352% Fixed Rate Senior Secured Notes, Class A-2-III (the “2019 Class A-2-III Notes” and together with the 2019 Class A-2-I Notes and 2019 Class A-2-II Notes, the “2019 Class A-2 Notes”) with an initial principal amount of $700.0 million. In addition, the Master Issuer issued Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019 Variable Funding Notes” and, together with the 2019 Class A-2 Notes, the “2019 Notes”), which allow for the issuance of up to $150.0 million of 2019 Variable Funding Notes and certain other credit instruments, including letters of credit. The proceeds received from the issuance of the 2019 Class A-2 Notes were used to repay the remaining $1.68 billion outstanding on the Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Class A-2-II Notes”) and to pay related transaction fees and expenses. In connection with the issuance of the 2019 Variable Funding Notes, the Master Issuer terminated the commitments with respect to its existing Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 (the “2017 Variable Funding Notes”).
The Company's outstanding debt as of June 29, 2019 also consisted of Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”), and Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) issued by the Master Issuer.
The 2017 Class A-2 Notes and 2019 Notes were each issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the 2017 Class A-2 Notes and 2019 Notes and that have pledged substantially all of their assets to secure the 2017 Class A-2 Notes and 2019 Notes.
The 2017 Class A-2 Notes and 2019 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2017 Class A-2 Notes and 2019 Class A-2 Notes is November 2047 and May 2049, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2017 Class A-2-I Notes will be repaid by November 2024, the 2017 Class A-2-II Notes will be repaid by November 2027, the 2019 Class A-2-I Notes will be repaid by February 2024, the 2019 Class A-2-II Notes will be repaid by May 2026, and the 2019 Class A-2-III Notes will be repaid by May 2029 (the “Anticipated Repayment Dates”). If the 2017 Class A-2 Notes or the 2019 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2017 Class A-2 Notes and the 2019 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the 2017 Class A-2-I Notes, 2017 Class A-2-II Notes, 2019 Class A-2-I Notes, 2019 Class A-2-II Notes, and 2019 Class A-2-III Notes bear interest at fixed rates equal to 3.629%, 4.030%, 3.787%, 4.021%, and 4.352%, respectively. If the 2017 Class A-2 Notes or the 2019 Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the 2017 Class A-2-I Notes, 2017 Class A-2-II Notes, 2019 Class A-2-I Notes, 2019 Class A-2-II Notes, and 2019 Class A-2-III Notes equal to $6.0 million, $8.0 million, $6.0 million, $4.0 million, and $7.0 million, respectively, per calendar year, payable in quarterly installments. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.
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
During the second quarter of fiscal year 2019, as a result of the repayment of the remaining $1.68 billion of principal outstanding on the 2015 Class A-2-II Notes, the Company recorded a loss on debt extinguishment of $13.1 million, consisting of a write-off of the remaining debt issuance costs related to the 2015 Class A-2-II Notes.
Total debt issuance costs incurred and capitalized in connection with the issuance of the 2019 Notes were $17.9 million. The effective interest rate, including the amortization of debt issuance costs, was 3.8%, 4.2%, 3.9%, 4.2%, and 4.5% for the 2017 Class A-2-I Notes, 2017 Class A-2-II Notes, 2019 Class A-2-I Notes, 2019 Class A-2-II Notes, and 2019 Class A-2-III Notes, respectively, as of June 29, 2019.
As of June 29, 2019, $33.1 million of letters of credit were outstanding against the 2019 Variable Funding Notes and as of December 29, 2018, $32.4 million of letters of credit were outstanding against the 2017 Variable Funding Notes, which related primarily to interest reserves required under the base indenture and related supplemental indentures. There were no amounts drawn down on these letters of credit as of June 29, 2019 or December 29, 2018.
The 2017 Class A-2 Notes and 2019 Notes are subject to a series of covenants and restrictions customary for transactions of this type, including (i) that the Master Issuer maintains specified reserve accounts to be used to make required payments in respect of the 2017 Class A-2 Notes and 2019 Notes, (ii) provisions relating to optional and mandatory prepayments, including mandatory prepayments in the event of a change of control as defined in the Indenture and the related payment of specified amounts, including specified make-whole payments in the case of the 2017 Class A-2 Notes and 2019 Notes under certain circumstances, (iii) certain indemnification payments in the event, among other things, the assets pledged as collateral for the 2017 Class A-2 Notes and 2019 Notes are in stated ways defective or ineffective, and (iv) covenants relating to recordkeeping, access to information, and similar matters. As noted above, the 2017 Class A-2 Notes and 2019 Notes are also subject to customary rapid amortization events provided for in the Indenture, including events tied to failure to maintain stated DSCR, failure to maintain an aggregate level of Dunkin’ U.S. retail sales on certain measurement dates, certain manager termination events, an event of default, and the failure to repay or refinance the 2017 Class A-2 Notes or the 2019 Notes on the applicable Anticipated Repayment Dates. The 2017 Class A-2 Notes and 2019 Notes are also subject to certain customary events of default, including events relating to non-payment of required interest, principal, or other amounts due on or with respect to the 2017 Class A-2 Notes and 2019 Notes, failure to comply with covenants within certain time frames, certain bankruptcy events, breaches of specified representations and warranties, failure of security interests to be effective, and certain judgments.

(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	June 29, 2019	December 29, 2018
Gift card/certificate liability	$185,835	239,531
Accrued payroll and benefits	22,958	26,544
Accrued interest	17,688	13,274
Accrued advertising expenses	48,425	52,536
Franchisee profit-sharing liability	12,227	13,764
Other	28,200	43,704
Total other current liabilities	$315,333	389,353

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

	Revenues
	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Dunkin’ U.S.	$166,577	157,390	316,322	297,301
Dunkin’ International	7,470	5,258	14,321	10,623
Baskin-Robbins U.S.	14,288	14,099	24,565	24,612
Baskin-Robbins International	32,677	34,018	58,256	59,906
U.S. Advertising Funds	123,588	119,174	232,230	223,341
Total reportable segment revenues	344,600	329,939	645,694	615,783
Other	14,737	20,701	32,734	36,199
Total revenues	$359,337	350,640	678,428	651,982

Amounts included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Dunkin’ U.S.	$127,099	119,562	238,133	224,625
Dunkin’ International	5,484	3,503	10,315	6,709
Baskin-Robbins U.S.	10,076	10,622	16,399	17,857
Baskin-Robbins International	12,089	11,526	19,891	18,967
U.S. Advertising Funds	—	—	—	—
Total reportable segments	154,748	145,213	284,738	268,158
Corporate and other	(27,468)	(25,403)	(51,130)	(52,641)
Interest expense, net	(29,763)	(31,022)	(60,061)	(61,857)
Amortization of other intangible assets	(4,626)	(5,307)	(9,259)	(10,682)
Long-lived asset impairment charges	(2)	(653)	(325)	(1,154)
Loss on debt extinguishment	(13,076)	—	(13,076)	—
Other loss, net	(46)	(272)	(50)	(599)
Income before income taxes	$79,767	82,556	150,837	141,225

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

	Net income (loss) of equity method investments
	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Dunkin’ International	$161	60	21	(384)
Baskin-Robbins International	3,617	2,926	5,334	4,653
Total reportable segments	3,778	2,986	5,355	4,269
Other	649	859	1,302	1,609
Total net income of equity method investments	$4,427	3,845	6,657	5,878

(7) Stockholders’ deficit
(a) Treasury stock
During the six months ended June 29, 2019, the Company repurchased a total of 134,737 shares of common stock in the open market at a weighted-average cost per share of $75.18 from existing stockholders.
The Company accounts for treasury stock under the cost method based on the cost of the shares on the dates of repurchase plus any direct costs incurred. During the six months ended June 29, 2019, the Company retired 134,737 shares of treasury stock repurchased in the open market. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $1.0 million and an increase in accumulated deficit of $9.2 million.
(b) Equity incentive plans
During the six months ended June 29, 2019, the Company granted stock options to purchase 619,306 shares of common stock and 65,092 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with a weighted-average exercise price of $72.28 per share and had a weighted-average grant-date fair value of $12.54 per share. The RSUs granted to employees and members of our board of directors vest in equal annual amounts over a three-year period and a one-year period, respectively, subsequent to the grant date and had a weighted-average grant-date fair value of $70.01 per unit.
In addition, the Company granted 47,431 performance stock units (“PSUs”) to certain employees during the six months ended June 29, 2019. These PSUs are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 20,681 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 26,750 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted-average grant-date fair value of $86.97 per unit. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs had a weighted-average grant-date fair value of $69.19 per unit. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
During the six months ended June 29, 2019, contingently issuable restricted shares granted in fiscal year 2014 realized a 52.2% vesting percentage based upon level of performance achieved against the market vesting condition, and 78,300 restricted shares vested.
Total compensation expense related to all share-based awards was $3.7 million for each of the three-month periods ended June 29, 2019 and June 30, 2018, and $7.3 million and $6.9 million for the six months ended June 29, 2019 and June 30, 2018, respectively, and was included in general and administrative expenses, net in the consolidated statements of operations.
(c) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive loss
Balance as of December 29, 2018	$(14,307)	(820)	(15,127)
Other comprehensive loss, net	(4,013)	(131)	(4,144)
Balance as of June 29, 2019	$(18,320)	(951)	(19,271)

(d) Dividends
The Company paid a quarterly dividend of $0.3750 per share of common stock on March 20, 2019 and June 12, 2019, each totaling approximately $31.0 million. On August 1, 2019, the Company announced that its board of directors approved the next quarterly dividend of $0.3750 per share of common stock payable September 12, 2019 to stockholders of record as of the close of business on September 3, 2019.
(8) Earnings per share
The computation of basic and diluted earnings per share of common stock is as follows (in thousands, except for share and per share data):

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net income—basic and diluted	$59,622	60,498	111,945	110,650
Weighted-average number of shares of common stock:
Common—basic	82,778,329	82,869,232	82,699,550	84,660,208
Common—diluted	83,696,721	84,113,681	83,564,388	85,995,475
Earnings per share of common stock:
Common—basic	$0.72	0.73	1.35	1.31
Common—diluted	0.71	0.72	1.34	1.29

The weighted-average number of shares of common stock in the common diluted earnings per share calculation includes the dilutive effect of 918,392 and 1,244,449 equity awards for the three months ended June 29, 2019 and June 30, 2018, respectively, and includes the dilutive effect of 864,838 and 1,335,267 equity awards for the six months ended June 29, 2019 and June 30, 2018, respectively, using the treasury stock method. The weighted-average number of shares of common stock in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of June 29, 2019 and June 30, 2018, there were 40,340 and 256,350 shares, respectively, related to equity awards that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted-average number of shares of common stock in the common diluted earnings per share calculation excludes 656,958 and 982,054 equity awards for the three months ended June 29, 2019 and June 30, 2018, respectively, and 663,951 and 1,432,676 equity awards for the six months ended June 29, 2019 and June 30, 2018, respectively, as they would be antidilutive.
(9) Commitments and contingencies
(a) Supply chain guarantees
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of June 29, 2019 and December 29, 2018, the Company was contingently liable under such supply chain agreements for approximately $99.0 million and $119.4 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an inconsequential amount of reserves related to supply chain commitments as of June 29, 2019 and December 29, 2018.
(b) Letters of credit
As of June 29, 2019 and December 29, 2018, the Company had standby letters of credit outstanding for a total of $33.1 million and $32.4 million, respectively. There were no amounts drawn down on these letters of credit.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of June 29, 2019 and December 29, 2018, an inconsequential amount was accrued related to outstanding litigation.
(10) Related-party transactions
The Company recognized revenues from its equity method investees, consisting of royalty income and sales of ice cream and other products, as follows (in thousands):

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
B-R 31 Ice Cream Company., Ltd.	$523	626	863	971
BR-Korea Co., Ltd.	1,191	1,181	2,374	2,127
Palm Oasis Ventures Pty. Ltd.	1,078	768	1,513	1,473
	$2,792	2,575	4,750	4,571

As of June 29, 2019 and December 29, 2018, the Company had $3.8 million and $5.5 million, respectively, of receivables from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $0.7 million and $0.8 million during the three months ended June 29, 2019 and June 30, 2018, respectively, and $1.8 million and $1.9 million for the six months ended June 29, 2019 and June 30, 2018, respectively, primarily for the purchase of ice cream products.

(11) Advertising funds
Assets and liabilities of the advertising funds, which are restricted in their use, included in the consolidated balance sheets were as follows (in thousands):

	June 29, 2019	December 29, 2018
Accounts receivable, net	$21,860	19,501
Notes and other receivables, net	10,295	16,050
Prepaid income taxes	74	11
Prepaid expenses and other current assets	15,730	14,978
Total current assets	47,959	50,540
Property, equipment, and software, net	15,599	15,187
Other assets	1,153	1,255
Total assets	$64,711	66,982

Accounts payable	$39,371	60,302
Deferred revenue—current(a)	(743)	(743)
Other current liabilities	41,016	43,198
Total current liabilities	79,644	102,757
Deferred revenue—long-term(a)	(6,403)	(6,775)
Other long-term liabilities	—	15
Total liabilities	$73,241	95,997

(a)	Amounts represent franchisee incentives that have been deferred and are being recognized over the terms of the respective franchise agreements.
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

Included in the Company’s consolidated balance sheets were the following amounts related to operating and finance lease assets and liabilities (in thousands):

	June 29, 2019	December 29, 2018	Consolidated balance sheet classification
Assets:
Operating lease assets	$375,165	—	Operating lease assets
Finance lease assets(a)	4,948	5,264	Property, equipment, and software, net
Total lease assets	$380,113	5,264
Liabilities:
Current:
Operating lease liabilities	$33,282	—	Operating lease liabilities
Finance lease liabilities	199	476	Other current liabilities
Long-term:
Operating lease liabilities	388,081	—	Operating lease liabilities
Finance lease liabilities	6,811	6,998	Other long-term liabilities
Total lease liabilities	$428,373	7,474

(a)	Finance lease assets were recorded net of accumulated amortization of $5.0 million as of each of June 29, 2019 and December 29, 2018.
The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of June 29, 2019 were as follows:

June 29, 2019
Weighted-average remaining lease term:
Operating leases	12.1
Finance leases	11.7
Weighted-average discount rate:
Operating leases	4.6%
Finance leases	20.4%

Lease costs and rental income for the three and six months ended June 29, 2019 were as follows (in thousands):

	Three months ended	Six months ended
	June 29, 2019	June 29, 2019
Finance lease cost:
Amortization of lease assets(a)	$147	297
Interest on lease liabilities(b)	264	531
Total finance lease cost	$411	828

Operating lease cost(c)	$14,199	28,353
Variable lease cost(c)	6,235	12,329
Short-term lease cost(c)	2,501	5,196
Rental income(d)	31,679	60,707

(a)	Amortization of finance lease assets is included in depreciation in the consolidated statements of operations.

(b)	Interest recognized on finance lease liabilities is included in interest expense in the consolidated statements of operations.

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

(d)
Rental income in the consolidated statements of operations primarily consists of sublease income. Lease income relating to variable lease payments was $13.0 million and $23.3 million for the three and six months ended June 29, 2019, respectively.

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Three months ended	Six months ended
	June 29, 2019	June 29, 2019
Operating cash flows from operating leases	$14,050	28,190
Operating cash flows from finance leases	264	531
Financing cash flows from finance leases	167	330

Future lease commitments to be paid and received by the Company as of June 29, 2019 were as follows (in thousands):

	Payments		Receipts	Net leases
	Finance leases	Operating leases	Subleases
Fiscal year:
2019(a)	$541	23,560	(31,751)	(7,650)
2020	1,327	55,775	(70,998)	(13,896)
2021	1,361	54,791	(67,614)	(11,462)
2022	1,398	52,079	(61,953)	(8,476)
2023	1,427	47,035	(53,279)	(4,817)
Thereafter	11,771	335,889	(315,634)	32,026
Total lease commitments	17,825	569,129	(601,229)	(14,275)
Less amount representing interest	10,815	147,766
Present value of lease liabilities	$7,010	421,363

(a)	Represents the remainder of fiscal year 2019 which excludes the six months ended June 29, 2019.
As of June 29, 2019, the Company had certain executed real estate leases that had not yet commenced of $12.6 million which are not reflected in the tables above. These leases are expected to commence between fiscal year 2019 and fiscal year 2025 with lease terms of 10 years to 20 years.
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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ and Baskin-Robbins brands. With more than 21,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of June 29, 2019, Dunkin’ had 12,957 global points of distribution with restaurants in 43 U.S. states, the District of Columbia, and 41 foreign countries. Baskin-Robbins had 8,072 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and 52 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of June 29, 2019, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended June 29, 2019 and June 30, 2018 reflect the results of operations for the 13-week and 26-week periods ended on those dates.

Operating results for the three- and six-month periods ended June 29, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2019.
The Company adopted new lease guidance in the first quarter of fiscal year 2019 using the modified retrospective transition method, and elected the option to not restate comparative periods in the year of adoption, including amounts as of December 29, 2018 and for the three and six months ended June 30, 2018 included herein. See note 2(f) to the unaudited consolidated financial statements included in Item 1 of Part I of this Form 10-Q.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Financial data (in thousands):
Total revenues	$359,337	350,640	678,428	651,982
Operating income	122,652	113,850	224,024	203,681
Adjusted operating income	127,280	119,810	233,608	215,517
Net income	59,622	60,498	111,945	110,650
Adjusted net income	72,369	64,789	128,260	119,172
Systemwide sales (in millions):
Dunkin’ U.S.	$2,382.6	2,275.6	4,508.9	4,291.5
Dunkin’ International	199.5	183.5	398.4	373.7
Baskin-Robbins U.S.	184.8	187.7	313.3	320.4
Baskin-Robbins International	377.7	383.3	692.2	704.4
Total systemwide sales	$3,144.6	3,030.0	5,912.8	5,690.0
Systemwide sales growth	3.8%	4.4%	3.9%	4.7%
Comparable store sales growth (decline):
Dunkin’ U.S.	1.7%	1.4%	2.0%	0.5%
Dunkin’ International	5.6%	4.0%	4.3%	2.8%
Baskin-Robbins U.S.	(1.4)%	(0.4)%	(1.9)%	(0.8)%
Baskin-Robbins International	3.2%	(2.5)%	0.7%	3.0%

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
Overall growth in systemwide sales of 3.8% and 3.9% for the three- and six-month periods ended June 29, 2019 over the same periods in the prior fiscal year resulted from the following:

•
Dunkin’ U.S. systemwide sales growth of 4.7% and 5.1% for the three and six months ended June 29, 2019, respectively, was primarily a result of 238 net new restaurants opened since June 30, 2018 and comparable store sales growth of 1.7% and 2.0%, respectively. The comparable store sales growth for the three and six months ended June 29, 2019 was driven by increased average ticket, offset by a decline in traffic. The increase in average ticket was driven primarily by strategic pricing increases and favorable mix shift to premium priced espresso, as well as our value breakfast sandwich platform.

•
Dunkin’ International systemwide sales growth of 8.7% and 6.6% for the three and six months ended June 29, 2019, respectively, was driven by sales growth in the Middle East, Asia, Europe, and South Korea. Sales across all regions were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 14% and 11% for the three and six months ended June 29, 2019, respectively. Dunkin’

International comparable store sales growth of 5.6% and 4.3% for the three and six months ended June 29, 2019, respectively, was due primarily to growth in the Middle East, South Korea, Europe, and Latin America, offset by a decline in Asia.

•
Baskin-Robbins U.S. systemwide sales declines of 1.6% and 2.2% for the three and six months ended June 29, 2019, respectively, were primarily a result of comparable store sales declines of 1.4% and 1.9%, respectively. The comparable store sales decline was driven by a decrease in traffic, offset by an increase in average ticket. The increase in average ticket was driven primarily by strategic pricing increases.

•
Baskin-Robbins International systemwide sales declines of 1.5% and 1.7% for the three and six months ended June 29, 2019, respectively, were driven by sales declines in Japan, the Middle East, and Asia, offset by sales growth in South Korea. Sales across all regions were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 2% for each of the the three- and six-month periods ended June 29, 2019. Baskin-Robbins International comparable store sales growth of 3.2% and 0.7% for the three and six months ended June 29, 2019, respectively, was driven primarily by growth in South Korea, offset by a decline in Japan. Also contributing to the comparable store sales growth for the three-month period was comparable store sales growth in the Middle East.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and six months ended June 29, 2019 and June 30, 2018 were as follows:

	June 29, 2019	June 30, 2018
Points of distribution, at period end:
Dunkin’ U.S.	9,499	9,261
Dunkin’ International	3,458	3,415
Baskin-Robbins U.S.	2,556	2,561
Baskin-Robbins International	5,516	5,450
Consolidated global points of distribution	21,029	20,687

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net openings (closings) during the period:
Dunkin’ U.S.	46	64	80	120
Dunkin’ International	11	14	6	18
Baskin-Robbins U.S.	9	(5)	6	1
Baskin-Robbins International	43	23	25	28
Consolidated global net openings	109	96	117	167
Total revenues for the three months ended June 29, 2019 increased $8.7 million, or 2.5%, due primarily to an increase in franchise fees and royalty income as a result of Dunkin' U.S. systemwide sales growth, as well as an increase in rental income, offset by a decrease in advertising fees and related income. The decrease in advertising fees and related income was due primarily to a decrease in gift card program service fees as a result of additional fees in the prior year period to cover certain gift card program costs, offset by an increase in advertising fees as a result of systemwide sales growth.
Total revenues for the six months ended June 29, 2019 increased $26.4 million, or 4.1%, due primarily to increases in franchise fees and royalty income as a result of systemwide sales growth, rental income, and advertising fees and related income. The increase in advertising fees and related income was due primarily to an increase in advertising fees as a result of systemwide sales growth, offset by a decrease in gift card program service fees.
The increases in rental income for three and six months ended June 29, 2019 were due primarily to the adoption of a new lease accounting standard in the first quarter of fiscal year 2019, which requires gross presentation of certain lease costs that the Company passes through to franchisees. See note 2(f) to the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.
Operating income and adjusted operating income for the three months ended June 29, 2019 increased $8.8 million, or 7.7%, and $7.5 million, or 6.2%, respectively, from the prior year period primarily as a result of the increases in royalty income.

Operating income and adjusted operating income for the six months ended June 29, 2019 increased $20.3 million, or 10.0%, and $18.1 million, or 8.4%, respectively, from the prior year period primarily a result of the increases in royalty income, as well as decreases in general and administrative expenses, offset by decreases in rental margin. The decreases in rental margin were due primarily to amortization of certain lease intangible assets, previously recorded within amortization, now included within occupancy expenses—franchised restaurants in conjunction with the adoption of the new lease accounting standard in the first quarter of fiscal year 2019.
Net income decreased $0.9 million, or 1.4%, for the three months ended June 29, 2019 compared to the prior year period primarily as a result of a $13.1 million loss on debt extinguishment recorded in the current period, offset by the increase in operating income, an increase in interest income earned on our cash balances, and a decrease in income tax expense as a result of the decrease in income in the current period. The loss on debt extinguishment was due to the write-off of debt issuance costs in conjunction with a refinancing transaction completed during the second quarter.
Net income increased $1.3 million, or 1.2%, for the six months ended June 29, 2019 compared to the prior year period primarily as a result of the increase in operating income and an increase in interest income earned on our cash balances, offset by the $13.1 million loss on debt extinguishment recorded in the current period and an increase in income tax expense. The increase in income tax expense is driven primarily by excess tax benefits from share-based compensation of $2.6 million for the six months ended June 29, 2019 compared to $9.0 million in the prior year period.
Adjusted net income increased $7.6 million, or 11.7%, and $9.1 million, or 7.6%, for the three and six months ended June 29, 2019, respectively, compared to the prior year period primarily as a result of the increases in adjusted operating income and the increases in interest income, offset by increases in income tax expense.
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
Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands)
Operating income	$122,652	113,850	224,024	203,681
Adjustments:
Amortization of other intangible assets	4,626	5,307	9,259	10,682
Long-lived asset impairment charges	2	653	325	1,154
Adjusted operating income	$127,280	119,810	233,608	215,517

Net income	$59,622	60,498	111,945	110,650
Adjustments:
Amortization of other intangible assets	4,626	5,307	9,259	10,682
Long-lived asset impairment charges	2	653	325	1,154
Loss on debt extinguishment	13,076	—	13,076	—
Tax impact of adjustments(a)	(4,957)	(1,669)	(6,345)	(3,314)
Adjusted net income	$72,369	64,789	128,260	119,172

(a)	Tax impact of adjustments calculated at effective tax rate of 28%.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Earnings per share:
Common—basic	$0.72	0.73	1.35	1.31
Common—diluted	0.71	0.72	1.34	1.29
Diluted adjusted earnings per share	0.86	0.77	1.53	1.39
Diluted adjusted earnings per share is calculated using adjusted net income, as defined above, and diluted weighted-average shares outstanding. Diluted adjusted earnings per share is not a presentation made in accordance with GAAP, and our use of the term diluted adjusted earnings per share may vary from similar measures reported by others in our industry due to the potential differences in the method of calculation. Diluted adjusted earnings per share should not be considered as an alternative to earnings per share derived in accordance with GAAP. Diluted adjusted earnings per share has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, we rely primarily on our GAAP results. However, we believe that presenting diluted adjusted earnings per share is appropriate to provide investors with useful information regarding our historical operating results.
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands, except share and per share data)
Adjusted net income	$72,369	64,789	128,260	119,172
Weighted-average number of common shares—diluted	83,696,721	84,113,681	83,564,388	85,995,475
Diluted adjusted earnings per share	$0.86	0.77	1.53	1.39

Results of operations
Consolidated results of operations

	Three months ended				Six months ended
	June 29, 2019	June 30, 2018	Increase (Decrease)		June 29, 2019	June 30, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$158,258	151,242	7,016	4.6%	$297,586	283,749	13,837	4.9%
Advertising fees and related income	129,259	131,539	(2,280)	(1.7)%	246,457	242,546	3,911	1.6%
Rental income	31,679	27,400	4,279	15.6%	60,707	51,878	8,829	17.0%
Sales of ice cream and other products	27,258	28,140	(882)	(3.1)%	47,991	49,917	(1,926)	(3.9)%
Other revenues	12,883	12,319	564	4.6%	25,687	23,892	1,795	7.5%
Total revenues	$359,337	350,640	8,697	2.5%	$678,428	651,982	26,446	4.1%
Total revenues for the three months ended June 29, 2019 increased $8.7 million, or 2.5%, due primarily to an increase in franchise fees and royalty income as a result of Dunkin' U.S. systemwide sales growth, as well as an increase in rental income, offset by a decrease in advertising fees and related income. The decrease in advertising fees and related income was due primarily to a decrease in gift card program service fees as a result of additional fees in the prior year period to cover certain gift card program costs, offset by an increase in advertising fees as a result of systemwide sales growth.
Total revenues for the six months ended June 29, 2019 increased $26.4 million, or 4.1%, due primarily to increases in franchise fees and royalty income as a result of systemwide sales growth, rental income, and advertising and related income. The increase in advertising fees and related income was due primarily to an increase in advertising fees as a result of systemwide sales growth, offset by a decrease in gift card program service fees.
The increases in rental income for the three and six months ended June 29, 2019 were due primarily to the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(f) of the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.

	Three months ended				Six months ended
	June 29, 2019	June 30, 2018	Increase (Decrease)		June 29, 2019	June 30, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$19,697	14,314	5,383	37.6%	$39,172	28,294	10,878	38.4%
Cost of ice cream and other products	22,018	22,781	(763)	(3.3)%	38,658	39,645	(987)	(2.5)%
Advertising expenses	130,961	132,579	(1,618)	(1.2)%	249,052	244,551	4,501	1.8%
General and administrative expenses, net	59,922	59,301	621	1.0%	116,125	119,125	(3,000)	(2.5)%
Depreciation and amortization	9,337	10,432	(1,095)	(10.5)%	18,591	20,840	(2,249)	(10.8)%
Long-lived asset impairment charges	2	653	(651)	(99.7)%	325	1,154	(829)	(71.8)%
Total operating costs and expenses	$241,937	240,060	1,877	0.8%	$461,923	453,609	8,314	1.8%
Net income of equity method investments	4,427	3,845	582	15.1%	6,657	5,878	779	13.3%
Other operating income (loss), net	825	(575)	1,400	n/m	862	(570)	1,432	n/m
Operating income	$122,652	113,850	8,802	7.7%	$224,024	203,681	20,343	10.0%
Occupancy expenses for franchised restaurants for the three and six months ended June 29, 2019 increased $5.4 million and $10.9 million, respectively, resulting primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. The new standard requires gross presentation of certain lease costs that the Company passes through to franchisees and also resulted in amortization of certain lease intangible assets, which was previously recorded within amortization of other intangible assets in the consolidated statements of operations, and is now being recorded within occupancy expenses—franchised restaurants in the consolidated statements of operations.
Net margin on ice cream and other products for the three and six months ended June 29, 2019 decreased $0.1 million, or 2.2%, and $0.9 million, or 9.1%, respectively, due primarily to decreases in sales volume and increases in commodity costs.
Advertising expenses for the three months ended June 29, 2019 decreased $1.6 million while advertising expenses for the six months ended June 29, 2019 increased $4.5 million. The fluctuations in advertising expenses were driven primarily by fluctuations in advertising fees and related income.
General and administrative expenses for the three months ended June 29, 2019 increased $0.6 million due primarily to increases in professional fees and personnel costs, offset by expenses incurred in the second quarter of fiscal year 2018 to support the Dunkin' U.S. Blueprint for Growth investments, as well as a decrease in other general expenses.
General and administrative expenses for the six months ended June 29, 2019 decreased $3.0 million due primarily to decreases in personnel costs and other general expenses, as well as expenses incurred in the second quarter of fiscal year 2018 to support the Dunkin' U.S. Blueprint for Growth investments, offset by an increase in professional fees.
Depreciation and amortization for the three and six months ended June 29, 2019 decreased $1.1 million and $2.2 million, respectively, resulting primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019, which resulted in amortization of certain lease intangible assets, which was previously recorded within amortization of other intangible assets in the consolidated statements of operations, and is now being recorded within occupancy expenses—franchised restaurants in the consolidated statements of operations. Also contributing to the decreases in depreciation and amortization were decreases in depreciation as assets become fully depreciated.
Long-lived asset impairment charges for the three and six months ended June 29, 2019 decreased $0.7 million and $0.8 million, respectively. Long-lived asset impairment charges generally fluctuate based on the timing of lease terminations and the related write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three and six months ended June 29, 2019 increased $0.6 million and $0.8 million, respectively, primarily as a result of an increase in net income from our South Korea joint venture. Offsetting this increase in net income of equity method investments for the six-month period was a decrease in net income from our Japan joint venture compared to the prior year period.
Other operating income (loss), net, which includes net gains and losses recognized in connection with the sale or disposal of property, equipment, and software, fluctuates based on the timing of such transactions.

	Three months ended				Six months ended
	June 29, 2019	June 30, 2018	Increase (Decrease)		June 29, 2019	June 30, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$29,763	31,022	(1,259)	(4.1)%	$60,061	61,857	(1,796)	(2.9)%
Loss on debt extinguishment	13,076	—	13,076	n/m	13,076	—	13,076	n/m
Other loss, net	46	272	(226)	(83.1)%	50	599	(549)	(91.7)%
Total other expense, net	$42,885	31,294	11,591	37.0%	$73,187	62,456	10,731	17.2%
Net interest expense for the three and six months ended June 29, 2019 decreased $1.3 million and $1.8 million, respectively, driven primarily by increases in interest income earned on our cash balances, offset by the impact of a securitization refinancing transaction completed during the second quarter of fiscal year 2019, resulting in increased interest expense due to an increase in the weighted-average interest rate.
The loss on debt extinguishment of $13.1 million for each of the three- and six-month periods ended June 29, 2019 was due to to the write-off of debt issuance costs in conjunction with the securitization refinancing transaction completed during the second quarter of fiscal year 2019.
The fluctuation in other loss, net, for the three and six months ended June 29, 2019 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended		Six months ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	(In thousands, except percentages)
Income before income taxes	$79,767	82,556	150,837	141,225
Provision for income taxes	20,145	22,058	38,892	30,575
Effective tax rate	25.3%	26.7%	25.8%	21.6%
The decrease in the effective tax rate for the three months ended June 29, 2019 was driven primarily by fluctuations in the mix of income between domestic and foreign jurisdictions.
The increase in the effective tax rate for the six months ended June 29, 2019 was driven primarily by excess tax benefits from share-based compensation of $2.6 million for the six months ended June 29, 2019 compared to $9.0 million in the prior year period.
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
Dunkin’ U.S.

	Three months ended				Six months ended
	June 29, 2019	June 30, 2018	Increase (Decrease)		June 29, 2019	June 30, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$131,682	125,221	6,461	5.2%	$248,779	236,054	12,725	5.4%
Franchise fees	3,418	4,765	(1,347)	(28.3)%	7,044	9,472	(2,428)	(25.6)%
Rental income	30,491	26,506	3,985	15.0%	58,339	50,097	8,242	16.5%
Other revenues	986	898	88	9.8%	2,160	1,678	482	28.7%
Total revenues	$166,577	157,390	9,187	5.8%	$316,322	297,301	19,021	6.4%
Segment profit	$127,099	119,562	7,537	6.3%	$238,133	224,625	13,508	6.0%
Dunkin’ U.S. revenues for the three and six months ended June 29, 2019 increased $9.2 million and $19.0 million, respectively, due primarily to increases in royalty income driven by systemwide sales growth, as well as increases in rental income. These increases in revenues were offset by decreases in franchise fees due primarily to franchisee incentives provided as part of the investments to support the Dunkin' U.S. Blueprint for Growth that are being recognized over the remaining term of each respective franchise agreement. The increases in rental income primarily resulted from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(f) to the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.
Dunkin’ U.S. segment profit for the three and six months ended June 29, 2019 increased $7.5 million and $13.5 million, respectively, driven primarily by the increases in royalty income and decreases in general and administrative expenses due primarily to expenses incurred in the second quarter of fiscal year 2018 to support the Dunkin' U.S. Blueprint for Growth investments, offset by the decreases in franchise fees and decreases in rental margin. Also contributing to the decrease in general and administrative expenses for the six-month period was a decrease in personnel costs. The decreases in rental margin were due primarily to amortization of certain lease intangible assets, previously recorded within amortization, now included within occupancy expenses—franchised restaurants in conjunction with the adoption of the new lease accounting standard in the first quarter of fiscal year 2019.
Dunkin’ International

	Three months ended				Six months ended
	June 29, 2019	June 30, 2018	Increase (Decrease)		June 29, 2019	June 30, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$5,396	4,732	664	14.0%	$11,309	9,670	1,639	16.9%
Franchise fees	2,030	535	1,495	279.4%	2,895	983	1,912	194.5%
Other revenues	44	(9)	53	n/m	117	(30)	147	n/m
Total revenues	$7,470	5,258	2,212	42.1%	$14,321	10,623	3,698	34.8%
Segment profit	$5,484	3,503	1,981	56.6%	$10,315	6,709	3,606	53.7%
Dunkin’ International revenues for the three and six months ended June 29, 2019 increased $2.2 million and $3.7 million, respectively, primarily as a result of increases in franchise fees due primarily to additional deferred revenue recognized in the current period upon closure of certain international markets, as well as increases in royalty income driven primarily by systemwide sales growth. Also contributing to the increase in royalty income for the six-month period was a recovery of prior period royalties.
Segment profit for Dunkin’ International for the three and six months ended June 29, 2019 increased $2.0 million and $3.6 million, respectively, primarily as a result of the increases in revenues, offset by an increase in general and administrative expenses. Also contributing to the increase in segment profit for the six-month period was favorable results from our South Korea joint venture compared to the prior year period.
Baskin-Robbins U.S.

	Three months ended				Six months ended
	June 29, 2019	June 30, 2018	Increase (Decrease)		June 29, 2019	June 30, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$8,828	9,005	(177)	(2.0)%	$14,931	15,414	(483)	(3.1)%
Franchise fees	344	303	41	13.5%	656	592	64	10.8%
Rental income	973	763	210	27.5%	1,933	1,530	403	26.3%
Sales of ice cream and other products	1,080	842	238	28.3%	1,751	1,520	231	15.2%
Other revenues	3,063	3,186	(123)	(3.9)%	5,294	5,556	(262)	(4.7)%
Total revenues	$14,288	14,099	189	1.3%	$24,565	24,612	(47)	(0.2)%
Segment profit	$10,076	10,622	(546)	(5.1)%	$16,399	17,857	(1,458)	(8.2)%
Baskin-Robbins U.S. revenues for the three months ended June 29, 2019 increased $0.2 million due primarily to increases in sales of ice cream and other products and rental income, offset by a decrease in royalty income driven by a systemwide sales decline, as well as a decrease in other revenues.
Baskin-Robbins U.S. revenues for the six months ended June 29, 2019 decreased slightly due primarily to a decrease in royalty income driven by a systemwide sales decline, as well as a decrease in other revenues, offset by increases in rental income and sales of ice cream.
The increases in rental income for the three and six months ended June 29, 2019 resulted primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(f) to the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.

Baskin-Robbins U.S. segment profit for the three and six months ended June 29, 2019 decreased $0.5 million and $1.5 million, respectively, primarily as a result of the decreases in royalty income and other revenues, as well as increases in general and administrative expenses.
Baskin-Robbins International

	Three months ended				Six months ended
	June 29, 2019	June 30, 2018	Increase (Decrease)		June 29, 2019	June 30, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$1,953	2,154	(201)	(9.3)%	$3,858	3,697	161	4.4%
Franchise fees	520	251	269	107.2%	878	457	421	92.1%
Rental income	215	131	84	64.1%	435	251	184	73.3%
Sales of ice cream and other products	29,997	31,409	(1,412)	(4.5)%	53,072	55,381	(2,309)	(4.2)%
Other revenues	(8)	73	(81)	(111.0)%	13	120	(107)	(89.2)%
Total revenues	$32,677	34,018	(1,341)	(3.9)%	$58,256	59,906	(1,650)	(2.8)%
Segment profit	$12,089	11,526	563	4.9%	$19,891	18,967	924	4.9%
Baskin-Robbins International revenues for the three and six months ended June 29, 2019 decreased $1.3 million and $1.7 million, respectively, due primarily to decreases in sales of ice cream and other products, offset by increases in franchise fees. Also contributing to the decrease in revenue for the three-month period was a decrease in royalty income. The increases in franchise fees were due primarily to additional deferred revenue recognized in the current period upon closure of certain international markets.
Baskin-Robbins International segment profit for the three months ended June 29, 2019 increased $0.6 million primarily as a result of increases in net income from our South Korea and Japan joint ventures, as well as the increase in franchise fees, offset by the decrease in royalty income.
Baskin-Robbins International segment profit for the six months ended June 29, 2019 increased $0.9 million primarily as a result of an increase in net income from our South Korea joint venture and an increase in franchise fees.
U.S. Advertising Funds

	Three months ended				Six months ended
	June 29, 2019	June 30, 2018	Increase (Decrease)		June 29, 2019	June 30, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Advertising fees and related income	$123,588	119,174	4,414	3.7%	$232,230	223,341	8,889	4.0%
Total revenues	$123,588	119,174	4,414	3.7%	$232,230	223,341	8,889	4.0%
Segment profit	$—	—	—	—%	$—	—	—	—%
U.S. Advertising Funds revenues for the three and six months ended June 29, 2019 increased $4.4 million, or 3.7%, and $8.9 million, or 4.0%, respectively, compared to the prior year periods driven primarily by Dunkin' U.S. systemwide sales growth. Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit.
Liquidity and capital resources
As of June 29, 2019, we held $474.3 million of cash and cash equivalents and $88.6 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $157.1 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of June 29, 2019, we had a borrowing capacity of $116.9 million under our $150.0 million 2019 Variable Funding Notes (as defined below).
Operating, investing, and financing cash flows
Net cash provided by operating activities was $53.1 million for the six months ended June 29, 2019, as compared to $67.7 million in the prior year period. The $14.7 million decrease in operating cash inflows was driven primarily by various changes in working capital, offset by an increase in pre-tax net income related to operating activities, excluding non-cash items, as well as decreases in cash paid for interest on our long-term debt and incentive compensation payments.
Net cash used in investing activities was $17.8 million for the six months ended June 29, 2019, as compared to $32.9 million in the prior year period. The $15.1 million decrease in investing cash outflows was driven primarily by a decrease in capital expenditures of $13.9 million, due primarily to higher investments in technology infrastructure to support the Dunkin' U.S. Blueprint for Growth in the prior year period.
Net cash used in financing activities was $69.2 million for the six months ended June 29, 2019, as compared to $694.0 million in the prior year period. The $624.8 million decrease in financing cash outflows was driven primarily by incremental cash used in the prior year period for repurchases of common stock of $640.2 million, as well as the favorable impact of debt-related activities of $6.4 million compared to the prior year period. Offsetting these decreases in financing cash outflows was incremental cash generated from the exercise of stock options in the prior year period of $13.7 million, as well as increases in quarterly dividends of $4.5 million and cash used to settle tax withholding obligations upon vesting of certain equity awards of $3.5 million. The favorable impact of debt-related activities was driven by proceeds from the issuance of long-term debt, net of debt repayment and payment of debt issuance and other debt-related costs.
Adjusted operating and investing cash flow
Net cash flows from operating and investing activities for the six months ended June 29, 2019 and June 30, 2018 included net cash outflows of $50.2 million and $37.3 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $85.4 million and $72.2 million of adjusted operating and investing cash flow during the six months ended June 29, 2019 and June 30, 2018, respectively. The increase in adjusted operating and investing cash flow was driven primarily by the decrease in capital expenditures, an increase in pre-tax net income related to operating activities, excluding non-cash items, and the decreases in cash paid for interest on our long-term debt and incentive compensation payments, offset by other changes in working capital.
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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Six months ended
	June 29, 2019	June 30, 2018
Net cash provided by operating activities	$53,077	67,739
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	50,168	37,324
Plus: Net cash used in investing activities	(17,832)	(32,902)
Adjusted operating and investing cash flow	$85,413	72,161
Borrowing capacity
As of June 29, 2019, our securitized financing facility included original borrowings of approximately $1.40 billion, $1.70 billion, and $150.0 million related to the 2017 Class A-2 Notes (as defined below), 2019 Class A-2 Notes (as defined below), and the 2019 Variable Funding Notes (as defined below), respectively. As of June 29, 2019, there was approximately $3.08 billion of total principal outstanding on the 2017 Class A-2 Notes and 2019 Class A-2 Notes, while there was $116.9 million in available commitments under the Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 (the “2017 Variable Funding Notes”) as $33.1 million of letters of credit were outstanding.
In April 2019, DB Master Finance LLC (the "Master Issuer"), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of Dunkin’ Brands Group, Inc., issued Series 2019-1 3.787% Fixed Rate Senior Secured Notes, Class A-2-I (the “2019 Class A-2-I Notes”) with an initial principal amount of $600.0 million, Series 2019-1 4.021% Fixed Rate Senior Secured Notes, Class A-2-II (the “2019 Class A-2-II Notes”) with an initial principal amount of $400.0 million, and Series 2019-1

4.352% Fixed Rate Senior Secured Notes, Class A-2-III (the “2019 Class A-2-III Notes”, and together with the 2019 Class A-2-I Notes and 2019 Class A-2-II Notes, the “2019 Class A-2 Notes”) with an initial principal amount of $700.0 million. In addition, the Master Issuer issued Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019 Variable Funding Notes” and, together with the 2019 Class A-2 Notes, the “2019 Notes”), which allow for the issuance of up to $150.0 million of 2019 Variable Funding Notes and certain other credit instruments, including letters of credit.
The proceeds received from the issuance of the 2019 Notes were used to repay the remaining $1.68 billion outstanding on the Series 2015-1 3.980% Fixed Rate Senior Secured Notes, Class A-2-II (the “2015 Class A-2-II Notes”), and to pay related transaction fees and expenses. In connection with the issuance of the 2019 Variable Funding Notes, the Master Issuer terminated the commitments with respect to its existing Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 (the “2017 Variable Funding Notes”).
The 2017 Class A-2 Notes and 2019 Notes were each issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the 2017 Class A-2 Notes and 2019 Notes and that have pledged substantially all of their assets to secure the 2017 Class A-2 Notes and 2019 Notes.
The 2017 Class A-2 Notes and 2019 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2017 Class A-2 Notes and 2019 Class A-2 Notes is in November 2047 and May 2049, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”) will be repaid by November 2024, the Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) will be repaid by November 2027, the 2019 Class A-2-I Notes will be repaid by February 2024, the 2019 Class A-2-II Notes will be repaid by May 2026, and the 2019 Class A-2-III Notes will be repaid by May 2029 (the “Anticipated Repayment Dates”). Principal amortization payments equal to $31 million per calendar year, payable quarterly, are collectively required to be made on the 2017 Class A-2 and 2019 Class A-2 through the Anticipated Repayment Dates. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. If the 2017 Class A-2 Notes or the 2019 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2017 Class A-2 Notes and the 2019 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service ("DSCR"), may also cause a rapid amortization event.
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

As of June 29, 2019, we had a Net Debt to Adjusted EBITDA ratio of 5.2 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended June 29, 2019, respectively (in thousands):

June 29, 2019
Principal outstanding under 2017 Class A-2 Notes	$1,379,000
Principal outstanding under 2019 Class A-2 Notes	1,700,000
Other notes payable	1,325
Total finance lease obligations	7,010
Less: cash and cash equivalents	(474,265)
Less: restricted cash, current	(88,562)
Plus: cash held for gift card/certificate programs	149,286
Net Debt	$2,673,794

Twelve months ended
June 29, 2019
Net income	$231,201
Interest expense	128,704
Income tax expense	67,612
Depreciation and amortization(a)	38,796
Impairment charges	819
EBITDA	467,132
Adjustments:
Share-based compensation expense(a)	13,826
Loss on debt extinguishment	13,076
Increase in deferred revenue related to franchise and licensing agreements(b)	(16)
Other(c)	16,450
Total adjustments	43,336
Adjusted EBITDA	$510,468

(a)	Amounts exclude depreciation and share-based compensation of $4.7 million and $1.4 million, respectively, related to U.S. Advertising Funds.

(b)	Amount excludes incentives paid to franchisees, primarily related to the Dunkin' U.S. Blueprint for Growth.

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

Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the six-month period ended June 29, 2019, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.

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
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information regarding purchases of our common stock made during the quarter ended June 29, 2019 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
03/31/19 - 04/27/19	—	$—	—	$219,869,500
04/28/19 - 06/01/19	132,899	75.25	132,899	209,868,900
06/02/19 - 06/29/19	—	—	—	209,868,900
Total	132,899	$75.25	132,899

(1)
On May 16, 2018, our board of directors authorized a new share repurchase program for up to an aggregate of $250.0 million of our outstanding common stock. This repurchase authorization is valid for a period of two years. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions.

Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.

Item 6.       Exhibits
(a) Exhibits:

4.1
Series 2019-1 Supplement to Base Indenture dated April 30, 2019 between DB Master Finance LLC, as Master Issuer of the Series 2019-1 fixed rate senior secured notes, Class A-2, and Series 2019-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on May 1, 2019).

4.2
Second Supplement to the Base Indenture dated April 30, 2019 between DB Master Finance LLC, as Master Issuer, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on May 1, 2019).

10.1
Class A-1 Note Purchase Agreement dated April 30, 2019 among DB Master Finance LLC, as Master Issuer, DB Master Finance Parent LLC, DB Franchising Holding Company LLC, DB Mexican Franchising LLC, DD IP Holder LLC, BR IP Holder, BR UK Franchising LLC, Dunkin’ Donuts Franchising LLC, Baskin-Robbins Franchising LLC, DB Real Estate Assets I LLC, DB Real Estate Assets II LLC, each as Guarantor, Dunkin’ Brands, Inc., as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on May 1, 2019).

10.2
Management Agreement Amendment dated April 30, 2019 among DB Master Finance, DB Master Finance Parent LLC, certain subsidiaries of DB Master Finance LLC party thereto, Dunkin’ Brands, Inc., as manager, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on May 1, 2019).

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

Ex. 101.INS XBRL Instance Document - the instant document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Ex. 101.SCH Inline XBRL Taxonomy Extension Schema Document

Ex. 101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

Ex. 101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

Ex. 101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

Ex. 101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DUNKIN’ BRANDS GROUP, INC.

Date:	August 7, 2019	By:	/s/ Katherine Jaspon
Katherine Jaspon Chief Financial Officer Principal Financial and Accounting Officer