Form 10-Q
period 2019-09-28
DUNKIN' BRANDS GROUP, INC.
filed 2019-11-06
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒
As of November 1, 2019, 82,843,010 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements and Supplementary Data
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$523,374	517,594
Restricted cash	93,868	79,008
Accounts receivable, net of allowance for doubtful accounts of $5,528 and $3,584 as of September 28, 2019 and December 29, 2018, respectively	82,427	75,963
Notes and other receivables, net of allowance for doubtful accounts of $757 and $884 as of September 28, 2019 and December 29, 2018, respectively	36,299	64,412
Prepaid income taxes	17,737	27,005
Prepaid expenses and other current assets	45,344	49,491
Total current assets	799,049	813,473
Property, equipment, and software, net of accumulated depreciation of $168,364 and $147,550 as of September 28, 2019 and December 29, 2018, respectively	218,530	209,202
Operating lease assets	375,650	—
Equity method investments	146,072	146,395
Goodwill	888,280	888,265
Other intangible assets, net of accumulated amortization of $249,247 and $265,762 as of September 28, 2019 and December 29, 2018, respectively	1,307,315	1,334,767
Other assets	67,285	64,479
Total assets	$3,802,181	3,456,581
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$31,150	31,650
Operating lease liabilities	35,822	—
Accounts payable	69,741	80,037
Deferred revenue	41,229	38,541
Other current liabilities	314,586	389,353
Total current liabilities	492,528	539,581
Long-term debt, net	3,010,785	3,010,626
Operating lease liabilities	384,671	—
Deferred revenue	321,328	331,980
Deferred income taxes, net	195,532	204,027
Other long-term liabilities	18,196	83,164
Total long-term liabilities	3,930,512	3,629,797
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 82,883,411 shares issued and 82,821,829 shares outstanding as of September 28, 2019; 82,587,373 shares issued and 82,560,596 shares outstanding as of December 29, 2018	83	82
Additional paid-in capital	586,613	642,017
Treasury stock, at cost; 61,582 shares and 26,777 shares as of September 28, 2019 and December 29, 2018, respectively	(3,291)	(1,060)
Accumulated deficit	(1,179,502)	(1,338,709)
Accumulated other comprehensive loss	(24,762)	(15,127)
Total stockholders’ deficit	(620,859)	(712,797)
Total liabilities and stockholders’ deficit	$3,802,181	3,456,581

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Revenues:
Franchise fees and royalty income	$157,224	151,991	454,810	435,740
Advertising fees and related income	128,675	132,471	375,132	375,017
Rental income	31,984	27,547	92,691	79,425
Sales of ice cream and other products	24,409	24,867	72,400	74,784
Other revenues	13,590	13,135	39,277	37,027
Total revenues	355,882	350,011	1,034,310	1,001,993
Operating costs and expenses:
Occupancy expenses—franchised restaurants	19,823	14,765	58,995	43,059
Cost of ice cream and other products	21,066	21,311	59,724	60,956
Advertising expenses	130,846	133,732	379,898	378,283
General and administrative expenses, net	60,333	63,997	176,458	183,122
Depreciation	4,584	4,937	13,916	15,095
Amortization of other intangible assets	4,599	5,230	13,858	15,912
Long-lived asset impairment charges	36	55	361	1,209
Total operating costs and expenses	241,287	244,027	703,210	697,636
Net income of equity method investments	6,667	5,787	13,324	11,665
Other operating income (loss), net	81	(179)	943	(749)
Operating income	121,343	111,592	345,367	315,273
Other income (expense), net:
Interest income	2,996	1,930	7,906	5,088
Interest expense	(31,787)	(31,932)	(96,758)	(96,947)
Loss on debt extinguishment	—	—	(13,076)	—
Other loss, net	(258)	(101)	(308)	(700)
Total other expense, net	(29,049)	(30,103)	(102,236)	(92,559)
Income before income taxes	92,294	81,489	243,131	222,714
Provision for income taxes	19,929	15,422	58,821	45,997
Net income	$72,365	66,067	184,310	176,717
Earnings per share:
Common—basic	$0.87	0.80	2.23	2.10
Common—diluted	0.86	0.79	2.20	2.07
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income	$72,365	66,067	184,310	176,717
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax benefit of $47 and $17 for the three months ended September 28, 2019 and September 29, 2018, respectively, and $39 and $63 for the nine months ended September 28, 2019 and September 29, 2018, respectively.	(5,457)	(412)	(9,470)	(6,156)
Other, net	(34)	46	(165)	616
Total other comprehensive loss, net	(5,491)	(366)	(9,635)	(5,540)
Comprehensive income	$66,874	65,701	174,675	171,177
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended September 28, 2019 and September 29, 2018
(In thousands)
(Unaudited)

	Stockholders' Deficit
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at June 29, 2019	82,817	$83	603,868	(3,291)	(1,238,190)	(19,271)	(656,801)
Net income	—	—	—	—	72,365	—	72,365
Other comprehensive loss, net	—	—	—	—	—	(5,491)	(5,491)
Exercise of stock options	239	—	11,158	—	—	—	11,158
Dividends paid on common stock ($0.3750 per share)	—	—	(31,042)	—	—	—	(31,042)
Share-based compensation expense	7	—	3,777	—	—	—	3,777
Repurchases of common stock	—	—	—	(14,673)	—	—	(14,673)
Retirement of treasury stock	(180)	—	(1,246)	14,673	(13,427)	—	—
Other	—	—	98	—	(250)	—	(152)
Balance at September 28, 2019	82,883	$83	586,613	(3,291)	(1,179,502)	(24,762)	(620,859)

Balance at June 30, 2018	82,920	$83	511,379	(1,060)	(1,313,498)	(14,709)	(817,805)
Net income	—	—	—	—	66,067	—	66,067
Other comprehensive loss, net	—	—	—	—	—	(366)	(366)
Exercise of stock options	1,086	1	41,223	—	—	—	41,224
Dividends paid on common stock ($0.3475 per share)	—	—	(28,596)	—	—	—	(28,596)
Share-based compensation expense	4	—	3,913	—	—	—	3,913
Accelerated share repurchases of common stock	—	—	130,000	(130,000)	—	—	—
Retirement of treasury stock	(1,692)	(2)	(12,484)	130,000	(117,514)	—	—
Other	1	—	70	—	(65)	—	5
Balance at September 29, 2018	82,319	$82	645,505	(1,060)	(1,365,010)	(15,075)	(735,558)
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Nine Months Ended September 28, 2019 and September 29, 2018
(In thousands)
(Unaudited)

	Stockholders' Deficit
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at December 29, 2018	82,437	$82	642,017	(1,060)	(1,338,709)	(15,127)	(712,797)
Net income	—	—	—	—	184,310	—	184,310
Other comprehensive loss, net	—	—	—	—	—	(9,635)	(9,635)
Exercise of stock options	596	1	27,902	—	—	—	27,903
Dividends paid on common stock ($1.1250 per share)	—	—	(93,027)	—	—	—	(93,027)
Share-based compensation expense	154	—	11,073	—	—	—	11,073
Repurchases of common stock	—	—	—	(24,802)	—	—	(24,802)
Retirement of treasury stock	(315)	—	(2,205)	24,802	(22,597)	—	—
Other	11	—	853	(2,231)	(2,506)	—	(3,884)
Balance at September 28, 2019	82,883	$83	586,613	(3,291)	(1,179,502)	(24,762)	(620,859)

Balance at December 30, 2017	90,254	$90	724,114	(1,060)	(968,148)	(9,535)	(254,539)
Net income	—	—	—	—	176,717	—	176,717
Other comprehensive loss, net	—	—	—	—	—	(5,540)	(5,540)
Exercise of stock options	2,174	2	71,655	—	—	—	71,657
Dividends paid on common stock ($1.0425 per share)	—	—	(86,035)	—	—	—	(86,035)
Share-based compensation expense	46	—	10,862	—	—	—	10,862
Accelerated share repurchases of common stock	—	—	—	(650,368)	—	—	(650,368)
Retirement of treasury stock	(10,171)	(10)	(77,730)	650,368	(572,628)	—	—
Other	16	—	2,639	—	(951)	—	1,688
Balance at September 29, 2018	82,319	$82	645,505	(1,060)	(1,365,010)	(15,075)	(735,558)
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 28, 2019	September 29, 2018
Cash flows from operating activities:
Net income	$184,310	176,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,698	33,856
Amortization of debt issuance costs	3,759	3,761
Loss on debt extinguishment	13,076	—
Deferred income taxes	(8,419)	(13,984)
Provision for bad debt	1,452	340
Share-based compensation expense	11,073	10,862
Net income of equity method investments	(13,324)	(11,665)
Dividends received from equity method investments	4,367	4,509
Other, net	(702)	1,548
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	20,104	(12,504)
Prepaid income taxes, net	9,332	1,156
Prepaid expenses and other current assets	(532)	(137)
Accounts payable	(10,151)	2,324
Other current liabilities	(75,858)	(58,390)
Deferred revenue	(7,984)	(8,302)
Other, net	(4,422)	(3,562)
Net cash provided by operating activities	157,779	126,529
Cash flows from investing activities:
Additions to property, equipment, and software	(26,515)	(41,450)
Other, net	1,118	20
Net cash used in investing activities	(25,397)	(41,430)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,700,000	—
Repayment of long-term debt	(1,699,237)	(23,688)
Payment of debt issuance and other debt-related costs	(17,937)	—
Dividends paid on common stock	(93,027)	(86,035)
Repurchases of common stock, including accelerated share repurchases	(24,802)	(650,368)
Exercise of stock options	27,903	71,657
Other, net	(4,779)	(1,101)
Net cash used in financing activities	(111,879)	(689,535)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(208)	(350)
Increase (decrease) in cash, cash equivalents, and restricted cash	20,295	(604,786)
Cash, cash equivalents, and restricted cash, beginning of period	598,321	1,114,099
Cash, cash equivalents, and restricted cash, end of period	$618,616	509,313
Supplemental cash flow information:
Cash paid for income taxes	$58,179	59,245
Cash paid for interest	93,384	96,290
Noncash investing activities:
Property, equipment, and software included in accounts payable and other current liabilities	3,588	2,865
Purchase of property, equipment, and software in exchange for note payable	—	1,500
Noncash operating activities:
Leased assets obtained in exchange for operating lease liabilities, net	10,438	—
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
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of September 28, 2019, the consolidated statements of operations, comprehensive income, and stockholders' deficit for the three and nine months ended September 28, 2019 and September 29, 2018, and the consolidated statements of cash flows for the nine months ended September 28, 2019 and September 29, 2018 are unaudited.
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
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 28, 2019 and September 29, 2018 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 28, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2019.
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

Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of September 28, 2019 and December 29, 2018 were as follows (in thousands):

	September 28, 2019	December 29, 2018
Cash and cash equivalents	$523,374	517,594
Restricted cash	93,868	79,008
Restricted cash, included in Other assets	1,374	1,719
Total cash, cash equivalents, and restricted cash	$618,616	598,321

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
Financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2019 and December 29, 2018 are summarized as follows (in thousands):

	September 28, 2019		December 29, 2018
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$11,553	11,553	9,906	9,906
Total assets	$11,553	11,553	9,906	9,906
Liabilities:
Deferred compensation liabilities	$7,260	7,260	9,759	9,759
Total liabilities	$7,260	7,260	9,759	9,759

The deferred compensation liabilities relate to the Dunkin’ Brands, Inc. non-qualified deferred compensation plans (“NQDC Plans”), which allow for pre-tax deferral of compensation for certain qualifying employees and directors. Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds company-owned life insurance policies to offset the Company’s liabilities under the NQDC Plans. The changes in the fair value of any company-owned life insurance policies are derived using determinable cash surrender value. As such, the company-owned life insurance policies are classified within Level 2, as defined under U.S. GAAP.
The carrying value and estimated fair value of total long-term debt as of September 28, 2019 and December 29, 2018 were as follows (in thousands):

	September 28, 2019		December 29, 2018
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial liabilities
Total long-term debt	$3,041,935	3,195,860	3,042,276	3,011,843

The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current midpoint prices for our long-term debt. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, advertising fees, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of September 28, 2019 and December 29, 2018, one master licensee, including its majority-owned subsidiaries, accounted for approximately 18% and 11%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for any of the three- and nine-month periods ended September 28, 2019 and September 29, 2018.
(f) Recent accounting pronouncements
Recently adopted accounting pronouncements
In fiscal year 2019, the Company adopted new guidance for lease accounting, which replaces existing lease accounting guidance. The Company adopted this new guidance in fiscal year 2019 using the modified retrospective transition method and elected the option to not restate comparative periods in the year of adoption, including amounts as of December 29, 2018 and for the three and nine months ended September 29, 2018 included herein.
As a result of adopting this new guidance on the first day of fiscal year 2019, substantially all of the Company's operating lease commitments were subject to the new guidance and were recognized as operating lease assets and liabilities, initially measured as the present value of future lease payments for the remaining lease term discounted using the Company’s incremental borrowing rate based on the remaining lease term as of the adoption date. The Company recognized operating lease assets and liabilities of $388.8 million and $435.1 million, respectively, as of the first day of fiscal year 2019. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets. Finance leases, previously known as capital leases, were not impacted by the adoption of the new guidance, as finance lease liabilities and the corresponding assets were recorded on the consolidated balance sheet under the previous guidance. The accounting guidance for lessors remained largely unchanged from previous guidance, with the exception of the presentation of certain lease costs that the Company passes through to lessees, including but not limited to, property taxes, insurance, and maintenance. These costs are generally paid by the Company and reimbursed by the lessee. Historically, these costs have been recorded on a net basis in the consolidated statements of operations, but are now presented on a gross basis upon adoption of the new guidance. The adoption of the new guidance resulted in the recognition of additional rental income and occupancy expenses—franchised restaurants of $4.7 million and $14.1 million related to these lease costs during the three and nine months ended September 28, 2019, respectively.
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

(3) Revenue recognition
(a) Disaggregation of revenue
Revenues are disaggregated by timing of revenue recognition related to contracts with customers (“ASC 606”) and reconciled to reportable segment revenues as follows (in thousands):

	Three months ended September 28, 2019
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$130,993	8,973	5,769	2,197	—	147,932	5,288	153,220
Franchise fees	3,675	374	792	165	—	5,006	(1,002)	4,004
Advertising fees and related income	—	—	—	—	122,819	122,819	1,412	124,231
Other revenues	624	2,962	120	9	—	3,715	9,196	12,911
Total revenues recognized over time	135,292	12,309	6,681	2,371	122,819	279,472	14,894	294,366

Revenues recognized at a point in time:
Sales of ice cream and other products	—	1,021	—	28,459	—	29,480	(5,071)	24,409
Other revenues	288	52	68	(37)	—	371	308	679
Total revenues recognized at a point in time	288	1,073	68	28,422	—	29,851	(4,763)	25,088

Total revenues recognized under ASC 606	135,580	13,382	6,749	30,793	122,819	309,323	10,131	319,454

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	4,444	4,444
Rental income	30,824	942	—	218	—	31,984	—	31,984
Total revenues not subject to ASC 606	30,824	942	—	218	—	31,984	4,444	36,428

Total revenues	$166,404	14,324	6,749	31,011	122,819	341,307	14,575	355,882

(a)
Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products and certain franchisee incentives are reported as “Other.”

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

	Nine months ended September 28, 2019
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$379,772	23,904	17,078	6,055	—	426,809	12,524	439,333
Franchise fees	10,719	1,030	3,687	1,043	—	16,479	(1,002)	15,477
Advertising fees and related income	—	—	—	—	355,049	355,049	3,984	359,033
Other revenues	1,918	8,125	124	9	—	10,176	26,813	36,989
Total revenues recognized over time	392,409	33,059	20,889	7,107	355,049	808,513	42,319	850,832

Revenues recognized at a point in time:
Sales of ice cream and other products	—	2,772	—	81,531	—	84,303	(11,903)	72,400
Other revenues	1,154	183	181	(24)	—	1,494	794	2,288
Total revenues recognized at a point in time	1,154	2,955	181	81,507	—	85,797	(11,109)	74,688

Total revenues recognized under ASC 606	393,563	36,014	21,070	88,614	355,049	894,310	31,210	925,520

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	16,099	16,099
Rental income	89,163	2,875	—	653	—	92,691	—	92,691
Total revenues not subject to ASC 606	89,163	2,875	—	653	—	92,691	16,099	108,790

Total revenues	$482,726	38,889	21,070	89,267	355,049	987,001	47,309	1,034,310

(a)
Revenues reported as “Other” include revenues earned through certain licensing revenues, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products and certain franchisee incentives are reported as “Other.”

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

(b) Contract balances
Information about receivables and deferred revenue subject to ASC 606 is as follows (in thousands):

	September 28, 2019	December 29, 2018	Balance Sheet Classification
Receivables	$96,954	81,609	Accounts receivable, net, Notes and other receivables, net, and Other assets

Deferred revenue:
Current	$29,046	24,002	Deferred revenue—current
Long-term	316,809	327,333	Deferred revenue—long term
Total	$345,855	351,335

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
The decrease in the deferred revenue balance as of September 28, 2019 was primarily driven by $21.8 million of revenues recognized that were included in the deferred revenue balance as of December 29, 2018, as well as franchisee incentives provided during fiscal year 2019, offset by cash payments received or due in advance of satisfying our performance obligations.
As of September 28, 2019 and December 29, 2018, there were no contract assets from contracts with customers.
(c) Transaction price allocated to remaining performance obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied at September 28, 2019 is as follows (in thousands):

Fiscal year:
2019(a)	$8,389
2020	22,802
2021	19,024
2022	19,004
2023	18,977
Thereafter	222,802
Total	$310,998

(a) Represents the estimate for remainder of fiscal year 2019 which excludes the nine months ended September 28, 2019.

The estimated revenue in the table above does not contemplate future franchise renewals or new franchise agreements for restaurants for which a franchise agreement or store development agreement does not exist at September 28, 2019. Additionally, the table above excludes $57.5 million of consideration allocated to restaurants that were not yet open at September 28, 2019. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above.

(4) Debt
Debt at September 28, 2019 and December 29, 2018 consisted of the following (in thousands):

	September 28, 2019	December 29, 2018
2015 Class A-2-II Notes	$—	1,684,375
2017 Class A-2-I Notes	589,500	594,000
2017 Class A-2-II Notes	786,000	792,000
2019 Class A-2-I Notes	598,500	—
2019 Class A-2-II Notes	399,000	—
2019 Class A-2-III Notes	698,250	—
Other	1,288	1,400
Debt issuance costs, net of amortization	(30,603)	(29,499)
Total long-term debt, net	3,041,935	3,042,276
Less current portion of long-term debt	31,150	31,650
Long-term debt, net	$3,010,785	3,010,626

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
The Company's outstanding debt as of September 28, 2019 also consisted of Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”), and Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) issued by the Master Issuer.
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
During the nine months ended September 28, 2019, as a result of the repayment of the remaining $1.68 billion of principal outstanding on the 2015 Class A-2-II Notes, the Company recorded a loss on debt extinguishment of $13.1 million, consisting of a write-off of the remaining debt issuance costs related to the 2015 Class A-2-II Notes.
Total debt issuance costs incurred and capitalized in connection with the issuance of the 2019 Notes were $17.9 million. The effective interest rate, including the amortization of debt issuance costs, was 3.8%, 4.2%, 3.9%, 4.2%, and 4.5% for the 2017 Class A-2-I Notes, 2017 Class A-2-II Notes, 2019 Class A-2-I Notes, 2019 Class A-2-II Notes, and 2019 Class A-2-III Notes, respectively, as of September 28, 2019.
As of September 28, 2019, $33.1 million of letters of credit were outstanding against the 2019 Variable Funding Notes and as of December 29, 2018, $32.4 million of letters of credit were outstanding against the 2017 Variable Funding Notes, which related primarily to interest reserves required under the base indenture and related supplemental indentures. There were no amounts drawn down on these letters of credit as of September 28, 2019 or December 29, 2018.
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

(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	September 28, 2019	December 29, 2018
Gift card/certificate liability	$173,063	239,531
Accrued payroll and benefits	29,728	26,544
Accrued interest	13,454	13,274
Accrued advertising expenses	59,747	52,536
Franchisee profit-sharing liability	8,729	13,764
Other	29,865	43,704
Total other current liabilities	$314,586	389,353

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
Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenues earned through certain licensing arrangements with third parties in which our brand names are used, including the licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and sales of Dunkin’ branded ready-to-drink bottled iced coffee and retail packaged coffee, revenues generated from online training programs for franchisees, certain franchisee incentives, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Dunkin’ U.S.	$166,404	157,284	482,726	454,585
Dunkin’ International	6,749	6,256	21,070	16,879
Baskin-Robbins U.S.	14,324	13,681	38,889	38,293
Baskin-Robbins International	31,011	31,157	89,267	91,063
U.S. Advertising Funds	122,819	118,208	355,049	341,549
Total reportable segment revenues	341,307	326,586	987,001	942,369
Other	14,575	23,425	47,309	59,624
Total revenues	$355,882	350,011	1,034,310	1,001,993

Amounts included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Dunkin’ U.S.	$127,755	121,667	365,888	346,292
Dunkin’ International	4,898	4,549	15,213	11,258
Baskin-Robbins U.S.	9,711	10,183	26,110	28,040
Baskin-Robbins International	13,028	12,009	32,919	30,976
U.S. Advertising Funds	—	—	—	—
Total reportable segments	155,392	148,408	440,130	416,566
Corporate and other	(29,414)	(31,531)	(80,544)	(84,172)
Interest expense, net	(28,791)	(30,002)	(88,852)	(91,859)
Amortization of other intangible assets	(4,599)	(5,230)	(13,858)	(15,912)
Long-lived asset impairment charges	(36)	(55)	(361)	(1,209)
Loss on debt extinguishment	—	—	(13,076)	—
Other loss, net	(258)	(101)	(308)	(700)
Income before income taxes	$92,294	81,489	243,131	222,714

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

	Net income (loss) of equity method investments
	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Dunkin’ International	$168	85	189	(299)
Baskin-Robbins International	5,841	4,863	11,175	9,516
Total reportable segments	6,009	4,948	11,364	9,217
Other	658	839	1,960	2,448
Total net income of equity method investments	$6,667	5,787	13,324	11,665

(7) Stockholders’ deficit
(a) Treasury stock
During the nine months ended September 28, 2019, the Company repurchased a total of 314,758 shares of common stock in the open market for total consideration of $24.8 million.
The Company accounts for treasury stock under the cost method based on the cost of the shares on the dates of repurchase plus any direct costs incurred. During the nine months ended September 28, 2019, the Company retired 314,758 shares of treasury stock repurchased in the open market. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $2.2 million and an increase in accumulated deficit of $22.6 million.
(b) Equity incentive plans
During the nine months ended September 28, 2019, the Company granted stock options to purchase 619,306 shares of common stock and 78,738 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with a weighted-average exercise price of $72.28 per share and had a weighted-average grant-date fair value of $12.54 per share. The RSUs granted to employees and members of our board of directors generally vest in equal annual amounts over a three-year period and a one-year period, respectively, subsequent to the grant date and had a weighted-average grant-date fair value of $71.84 per unit.
In addition, the Company granted 47,431 performance stock units (“PSUs”) to certain employees during the nine months ended September 28, 2019. These PSUs are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 20,681 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 26,750 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted-average grant-date fair value of $86.97 per unit. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs had a weighted-average grant-date fair value of $69.19 per unit. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
During the nine months ended September 28, 2019, contingently issuable restricted shares granted in fiscal year 2014 realized a 52.2% vesting percentage based upon level of performance achieved against the market vesting condition, and 78,300 restricted shares vested.
Total compensation expense related to all share-based awards was $3.8 million and $3.9 million for the three months ended September 28, 2019 and September 29, 2018, respectively, and $11.1 million and $10.9 million for the nine months ended September 28, 2019 and September 29, 2018, respectively, and was included in general and administrative expenses, net in the consolidated statements of operations.
(c) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive loss
Balance as of December 29, 2018	$(14,307)	(820)	(15,127)
Other comprehensive loss, net	(9,470)	(165)	(9,635)
Balance as of September 28, 2019	$(23,777)	(985)	(24,762)

(d) Dividends
The Company paid a quarterly dividend of $0.3750 per share of common stock on March 20, 2019, June 12, 2019, and September 12, 2019, each totaling approximately $31.0 million. On October 31, 2019, the Company announced that its board of directors approved the next quarterly dividend of $0.3750 per share of common stock payable December 11, 2019 to stockholders of record as of the close of business on December 2, 2019.

(8) Earnings per share
The computation of basic and diluted earnings per share of common stock is as follows (in thousands, except for share and per share data):

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net income—basic and diluted	$72,365	66,067	184,310	176,717
Weighted-average number of shares of common stock:
Common—basic	82,887,259	82,770,757	82,762,120	84,030,391
Common—diluted	83,867,413	84,107,840	83,665,397	85,366,264
Earnings per share of common stock:
Common—basic	$0.87	0.80	2.23	2.10
Common—diluted	0.86	0.79	2.20	2.07

The weighted-average number of shares of common stock in the common diluted earnings per share calculation includes the dilutive effect of 980,154 and 1,337,083 equity awards for the three months ended September 28, 2019 and September 29, 2018, respectively, and includes the dilutive effect of 903,277 and 1,335,873 equity awards for the nine months ended September 28, 2019 and September 29, 2018, respectively, using the treasury stock method. The weighted-average number of shares of common stock in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards for which the contingent vesting criteria were not yet met as of the fiscal period end. As of September 28, 2019 and September 29, 2018, there were 35,804 and 189,077 shares, respectively, related to equity awards that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted-average number of shares of common stock in the common diluted earnings per share calculation excludes 628,783 and 22,289 equity awards for the three months ended September 28, 2019 and September 29, 2018, respectively, and 652,228 and 962,547 equity awards for the nine months ended September 28, 2019 and September 29, 2018, respectively, as they would be antidilutive.
(9) Commitments and contingencies
(a) Supply chain commitments
The Company has various supply chain agreements that provide for purchase commitments, the majority of which result in the Company being contingently liable upon early termination of the agreement. As of September 28, 2019 and December 29, 2018, the Company was contingently liable under such supply chain agreements for approximately $106.9 million and $119.4 million, respectively. For certain supply chain commitments, as product is purchased by the Company’s franchisees over the term of the agreement, the amount of the guarantee is reduced. The Company assesses the risk of performing under each of these purchase agreements on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an inconsequential amount of reserves related to supply chain commitments as of September 28, 2019 and December 29, 2018.
(b) Letters of credit
As of September 28, 2019 and December 29, 2018, the Company had standby letters of credit outstanding for a total of $33.1 million and $32.4 million, respectively. There were no amounts drawn down on these letters of credit.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of September 28, 2019 and December 29, 2018, an inconsequential amount was accrued related to outstanding litigation.

(10) Related-party transactions
The Company recognized revenues from its equity method investees, consisting of royalty income and sales of ice cream and other products, as follows (in thousands):

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
B-R 31 Ice Cream Company., Ltd.	$396	603	1,259	1,574
BR-Korea Co., Ltd.	1,296	1,277	3,670	3,404
Palm Oasis Ventures Pty. Ltd.	1,370	1,856	2,883	3,329
	$3,062	3,736	7,812	8,307

As of September 28, 2019 and December 29, 2018, the Company had $3.7 million and $5.5 million, respectively, of receivables from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $1.3 million and $0.9 million during the three months ended September 28, 2019 and September 29, 2018, respectively, and $3.1 million and $2.8 million for the nine months ended September 28, 2019 and September 29, 2018, respectively, primarily for the purchase of ice cream products.

(11) Advertising funds
Assets and liabilities of the advertising funds, which are restricted in their use, included in the consolidated balance sheets were as follows (in thousands):

	September 28, 2019	December 29, 2018
Accounts receivable, net	$21,696	19,501
Notes and other receivables, net	900	16,050
Prepaid income taxes	90	11
Prepaid expenses and other current assets	10,251	14,978
Total current assets	32,937	50,540
Property, equipment, and software, net	16,175	15,187
Operating lease assets	4,386	—
Other assets	1,181	1,255
Total assets	$54,679	66,982

Operating lease liabilities—current	$1,891	—
Accounts payable	55,041	60,302
Deferred revenue—current(a)	(743)	(743)
Other current liabilities	51,006	43,198
Total current liabilities	107,195	102,757
Operating lease liabilities—long-term	2,217	—
Deferred revenue—long-term(a)	(6,218)	(6,775)
Other long-term liabilities	—	15
Total liabilities	$103,194	95,997

(a)	Amounts represent franchisee incentives that have been deferred and are being recognized over the terms of the respective franchise agreements.
(12) Leases
The Company is party as a lessor and/or lessee to various leases for property, including land and buildings, as well as leases for office equipment and automobiles.
We determine if an arrangement is a lease at inception or modification of a contract, and classify each lease as either an operating or finance lease at commencement. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or the contract being modified. Finance and operating lease assets represent the Company’s right to use an underlying asset as lessee for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease. These assets and obligations are recognized at the lease commencement date based on the present value of lease payments, net of incentives, over the lease term. Generally, the Company's lease contracts do not provide a readily determinable implicit rate and, therefore, the Company uses an estimated incremental borrowing rate as of the lease commencement date in determining the present value of lease payments. The estimate of the incremental borrowing rate reflects considerations such as market rates for the Company’s outstanding collateralized debt, interpolations of rates for leases with terms that differ from the outstanding debt, and market rates for debt of companies with similar credit ratings. The lease asset also reflects any prepaid rent, initial direct costs incurred, and lease incentives received. The Company’s lease terms, as both lessee and lessor, include option periods to extend or terminate the lease when it is reasonably certain that those options will be exercised, which are generally through the end of the related franchise agreement term.
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
Included in the Company’s consolidated balance sheets were the following amounts related to operating and finance lease assets and liabilities (in thousands):

	September 28, 2019	December 29, 2018	Consolidated balance sheet classification
Assets:
Operating lease assets	$375,650	—	Operating lease assets
Finance lease assets(a)	5,708	5,264	Property, equipment, and software, net
Total lease assets	$381,358	5,264
Liabilities:
Current:
Operating lease liabilities	$35,822	—	Operating lease liabilities
Finance lease liabilities	587	476	Other current liabilities
Long-term:
Operating lease liabilities	384,671	—	Operating lease liabilities
Finance lease liabilities	7,236	6,998	Other long-term liabilities
Total lease liabilities	$428,316	7,474

(a)	Finance lease assets were recorded net of accumulated amortization of $3.7 million and $5.0 million as of September 28, 2019 and December 29, 2018, respectively.
The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of September 28, 2019 were as follows:

September 28, 2019
Weighted-average remaining lease term:
Operating leases	12.0
Finance leases	11.5
Weighted-average discount rate:
Operating leases	4.6%
Finance leases	20.4%

Lease costs and rental income for the three and nine months ended September 28, 2019 were as follows (in thousands):

	Three months ended	Nine months ended
	September 28, 2019	September 28, 2019
Finance lease cost:
Amortization of lease assets(a)	$115	412
Interest on lease liabilities(b)	261	792
Total finance lease cost	$376	1,204

Operating lease cost(c)	$14,950	44,293
Variable lease cost(c)	6,392	18,721
Short-term lease cost(c)	2,752	7,948
Rental income(d)	31,984	92,691

(a)	Amortization of finance lease assets is included in depreciation in the consolidated statements of operations.

(b)	Interest recognized on finance lease liabilities is included in interest expense in the consolidated statements of operations.

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

(d)
Rental income in the consolidated statements of operations primarily consists of sublease income. Lease income relating to variable lease payments was $13.2 million and $36.4 million for the three and nine months ended September 28, 2019, respectively.

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

	Three months ended	Nine months ended
	September 28, 2019	September 28, 2019
Operating cash flows from operating leases	$14,364	44,119
Operating cash flows from finance leases	261	792
Financing cash flows from finance leases	63	393

Future lease commitments to be paid and received by the Company as of September 28, 2019 were as follows (in thousands):

	Payments		Receipts	Net leases
	Finance leases	Operating leases	Subleases
Fiscal year:
2019(a)	$335	9,546	(13,716)	(3,835)
2020	1,693	58,243	(71,408)	(11,472)
2021	1,592	55,568	(68,091)	(10,931)
2022	1,522	52,729	(62,436)	(8,185)
2023	1,527	47,646	(53,809)	(4,636)
Thereafter	11,783	342,455	(322,529)	31,709
Total lease commitments	18,452	566,187	(591,989)	(7,350)
Less amount representing interest	10,629	145,694
Present value of lease liabilities	$7,823	420,493

(a)	Represents the remainder of fiscal year 2019 which excludes the nine months ended September 28, 2019.
As of September 28, 2019, the Company had certain executed real estate leases that had not yet commenced which are not reflected in the tables above. These leases are expected to commence between fiscal year 2019 and fiscal year 2025 with lease terms of 10 years to 20 years.

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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ and Baskin-Robbins brands. With more than 21,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by counter or drive-thru ordering and limited or no table service. As of September 28, 2019, Dunkin’ had 13,035 global points of distribution with restaurants in 43 U.S. states, the District of Columbia, and 40 foreign countries. Baskin-Robbins had 8,116 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and 51 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of September 28, 2019, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 28, 2019 and September 29, 2018 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 28, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2019.
The Company adopted new lease guidance in the first quarter of fiscal year 2019 using the modified retrospective transition method, and elected the option to not restate comparative periods in the year of adoption, including amounts as of December 29, 2018 and for the three and nine months ended September 29, 2018 included herein. See note 2(f) to the unaudited consolidated financial statements included in Item 1 of Part I of this Form 10-Q.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Financial data (in thousands):
Total revenues	$355,882	350,011	1,034,310	1,001,993
Operating income	121,343	111,592	345,367	315,273
Adjusted operating income	125,978	116,877	359,586	332,394
Net income	72,365	66,067	184,310	176,717
Adjusted net income	75,702	69,872	203,962	189,044
Systemwide sales (in millions):
Dunkin’ U.S.	$2,365.9	2,266.9	6,874.8	6,558.4
Dunkin’ International	210.9	194.9	609.4	568.6
Baskin-Robbins U.S.	186.3	180.6	499.6	501.0
Baskin-Robbins International	449.7	425.4	1,141.9	1,129.8
Total systemwide sales	$3,212.9	3,067.8	9,125.7	8,757.8
Systemwide sales growth	4.7%	5.2%	4.2%	4.9%
Comparable store sales growth:
Dunkin’ U.S.	1.5%	1.3%	1.9%	0.8%
Dunkin’ International	7.3%	2.5%	5.2%	2.6%
Baskin-Robbins U.S.	3.6%	1.8%	0.0%	0.1%
Baskin-Robbins International	3.0%	7.5%	1.6%	4.6%

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
Comparable store sales growth for Dunkin’ U.S. and Baskin-Robbins U.S. is calculated by including only sales from franchisee-operated restaurants that have been open at least 78 weeks and that have reported sales in the current and comparable prior year week. Comparable store sales growth for Dunkin’ International and Baskin-Robbins International generally represents the growth in local currency average monthly sales for franchisee-operated restaurants, including joint ventures, that have been open at least 13 months and that have reported sales in the current and comparable prior year month.
Overall growth in systemwide sales of 4.7% and 4.2% for the three- and nine-month periods ended September 28, 2019 over the same periods in the prior fiscal year resulted from the following:

•
Dunkin’ U.S. systemwide sales growth of 4.4% and 4.8% for the three and nine months ended September 28, 2019, respectively, was primarily a result of 241 net new restaurants opened since September 29, 2018 and comparable store sales growth of 1.5% and 1.9%, respectively. The comparable store sales growth for the three and nine months ended September 28, 2019 was driven by increased average ticket, offset by a decline in traffic. The increase in average ticket was driven primarily by strategic pricing increases and favorable mix shift to premium-priced espresso and cold brew beverages.

•
Dunkin’ International systemwide sales growth of 8.2% and 7.2% for the three and nine months ended September 28, 2019, respectively, was driven by sales growth in the Middle East, Asia, Europe, South Korea, and Latin America. For the three months ended September 28, 2019, sales in South Korea, Latin America, and Europe were negatively impacted by unfavorable foreign exchange rates, while sales in Asia were positively impacted by favorable foreign exchange rates. For the nine months ended September 28, 2019, sales across all regions were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 11% for each of the three and nine months ended September 28, 2019. Dunkin’ International comparable store sales growth of 7.3% and 5.2% for the three and nine months ended September 28, 2019, respectively, was due primarily to growth in the Middle East, South Korea, Latin America, Europe, and Asia.

•
Baskin-Robbins U.S. systemwide sales growth of 3.1% for the three months ended September 28, 2019 was primarily a result of comparable store sales growth of 3.6%. The comparable store sales growth was driven by an increase in average ticket and flat traffic. Systemwide sales decline of 0.3% for the nine months ended September 28, 2019 was primarily a result of 16 net closings since September 29, 2018. Comparable store sales for the nine-month period were flat as an increase in average ticket was offset by a decline in traffic. The increases in average ticket for the three and nine months ended September 28, 2019 were driven primarily by strategic pricing increases.

•
Baskin-Robbins International systemwide sales growth of 5.7% for the three months ended September 28, 2019 was driven by sales growth in Japan, the Middle East, Australia, and South Korea. Sales in South Korea were negatively impacted by unfavorable foreign exchange rates, while sales in Japan were positively impacted by favorable foreign exchange rates. Baskin-Robbins International systemwide sales growth of 1.1% for the nine months ended September 28, 2019 was driven by sales growth in South Korea, the Middle East, Australia, and Europe, offset by sales declines in Japan and Asia. Sales in South Korea, Asia, Australia, and Europe were negatively impacted by unfavorable foreign exchange rates, while sales in Japan were positively impacted by favorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 7% and 4% for the three and nine months ended September 28, 2019, respectively. Baskin-Robbins International comparable store sales growth of 3.0% and 1.6% for the three and nine months ended September 28, 2019, respectively, was driven primarily by growth in South Korea, offset by a decline in the Middle East. Comparable store sales grew in Japan for the three-month period while comparable store sales declined in Japan for the nine-month period.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings as of and for the three and nine months ended September 28, 2019 and September 29, 2018 were as follows:

	September 28, 2019	September 29, 2018
Points of distribution, at period end:
Dunkin’ U.S.	9,554	9,313
Dunkin’ International	3,481	3,427
Baskin-Robbins U.S.	2,542	2,558
Baskin-Robbins International	5,574	5,466
Consolidated global points of distribution	21,151	20,764

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net openings (closings) during the period:
Dunkin’ U.S.	55	52	135	172
Dunkin’ International	23	12	29	30
Baskin-Robbins U.S.	(14)	(3)	(8)	(2)
Baskin-Robbins International	58	16	83	44
Consolidated global net openings	122	77	239	244
Total revenues for the three months ended September 28, 2019 increased $5.9 million, or 1.7%, due primarily to an increase in franchise fees and royalty income, as well as an increase in rental income. The increase in franchise fees and royalty income was driven by Dunkin' U.S. systemwide sales growth, offset by franchisee incentives, including investments to support the Dunkin' U.S. Blueprint for Growth, that are being recognized over the remaining term of each respective franchise agreement. Offsetting these increases in revenues was a decrease in advertising fees and related income due primarily to a decrease in gift card program service fees as a result of additional fees in the prior year period to cover certain gift card program costs, offset by an increase in advertising fees as a result of systemwide sales growth.
Total revenues for the nine months ended September 28, 2019 increased $32.3 million, or 3.2%, due primarily to increases in franchise fees and royalty income, rental income, and other revenues, offset by a decrease in sales of ice cream and other products. The increase in franchise fees and royalty income was a result of Dunkin' U.S systemwide sales growth as well as additional deferred revenue recognized in the current year period upon closure of certain international markets, offset by franchisee incentives, including investments to support the Dunkin' U.S. Blueprint for Growth, that are being recognized over the remaining term of each respective franchise agreement. The increase in other revenues was driven primarily by license fees related to Dunkin’ K-Cup® pods and retail packaged coffee.
The increases in rental income for three and nine months ended September 28, 2019 were due primarily to the adoption of a new lease accounting standard in the first quarter of fiscal year 2019, which requires gross presentation of certain lease costs that the Company passes through to franchisees. See note 2(f) to the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.
Operating income and adjusted operating income for the three months ended September 28, 2019 increased $9.8 million, or 8.7%, and $9.1 million, or 7.8%, respectively, from the prior year period primarily as a result of the increase in royalty income, a decrease in general and administrative expenses, and an increase in net income from our South Korea joint venture, offset by the decrease in franchise fees.
Operating income and adjusted operating income for the nine months ended September 28, 2019 increased $30.1 million, or 9.5%, and $27.2 million, or 8.2%, respectively, from the prior year period primarily a result of the increases in royalty income and other revenues, as well as a decrease in general and administrative expenses, offset by decreases in rental margin and franchise fees. The decrease in rental margin was due primarily to amortization of certain lease intangible assets, previously recorded within amortization, now included within occupancy expenses—franchised restaurants in conjunction with the adoption of the new lease accounting standard in the first quarter of fiscal year 2019.
Net income and adjusted net income increased $6.3 million, or 9.5%, and $5.8 million, or 8.3%, respectively, for the three months ended September 28, 2019 compared to the prior year period primarily as a result of the increases in operating income and adjusted operating income, respectively, and an increase in interest income earned on our cash balances, offset by an increase in income tax expense. The increase in income tax expense was driven primarily by excess tax benefits from share-based compensation of $1.8 million compared to $7.4 million in the prior year period and the increase in income in the current year period, offset by the release of a valuation allowance recorded on foreign tax credit carryforwards of $2.0 million in the current year period.
Net income and adjusted net income increased $7.6 million, or 4.3%, and $14.9 million, or 7.9%, respectively, for the nine months ended September 28, 2019 compared to the prior year period primarily as a result of the increases in operating income and adjusted operating income, respectively, and an increase in interest income earned on our cash balances, offset by an increase in income tax expense. Also offsetting these increases in net income was a $13.1 million loss on debt extinguishment recorded in the current year period. The increase in income tax expense was driven primarily by excess tax benefits from share-based compensation of $4.4 million for the nine months ended September 28, 2019 compared to $16.4 million in the prior year period.
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

Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands)
Operating income	$121,343	111,592	345,367	315,273
Adjustments:
Amortization of other intangible assets	4,599	5,230	13,858	15,912
Long-lived asset impairment charges	36	55	361	1,209
Adjusted operating income	$125,978	116,877	359,586	332,394

Net income	$72,365	66,067	184,310	176,717
Adjustments:
Amortization of other intangible assets	4,599	5,230	13,858	15,912
Long-lived asset impairment charges	36	55	361	1,209
Loss on debt extinguishment	—	—	13,076	—
Tax impact of adjustments(a)	(1,298)	(1,480)	(7,643)	(4,794)
Adjusted net income	$75,702	69,872	203,962	189,044

(a)	Tax impact of adjustments calculated at effective tax rate of 28%.

Earnings per share
Earnings per share and diluted adjusted earnings per share were as follows:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Earnings per share:
Common—basic	$0.87	0.80	2.23	2.10
Common—diluted	0.86	0.79	2.20	2.07
Diluted adjusted earnings per share	0.90	0.83	2.44	2.21
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
The following table sets forth the computation of diluted adjusted earnings per share:

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands, except share and per share data)
Adjusted net income	$75,702	69,872	203,962	189,044
Weighted-average number of common shares—diluted	83,867,413	84,107,840	83,665,397	85,366,264
Diluted adjusted earnings per share	$0.90	0.83	2.44	2.21

Results of operations
Consolidated results of operations

	Three months ended				Nine months ended
	September 28, 2019	September 29, 2018	Increase (Decrease)		September 28, 2019	September 29, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$157,224	151,991	5,233	3.4%	$454,810	435,740	19,070	4.4%
Advertising fees and related income	128,675	132,471	(3,796)	(2.9)%	375,132	375,017	115	—%
Rental income	31,984	27,547	4,437	16.1%	92,691	79,425	13,266	16.7%
Sales of ice cream and other products	24,409	24,867	(458)	(1.8)%	72,400	74,784	(2,384)	(3.2)%
Other revenues	13,590	13,135	455	3.5%	39,277	37,027	2,250	6.1%
Total revenues	$355,882	350,011	5,871	1.7%	$1,034,310	1,001,993	32,317	3.2%
Total revenues for the three months ended September 28, 2019 increased $5.9 million, or 1.7%, due primarily to an increase in franchise fees and royalty income, as well as an increase in rental income. The increase in franchise fees and royalty income was driven by Dunkin' U.S. systemwide sales growth, offset by franchisee incentives, including investments to support the Dunkin' U.S. Blueprint for Growth, that are being recognized over the remaining term of each respective franchise agreement. Offsetting these increases in revenues was a decrease in advertising fees and related income due primarily to a decrease in gift card program service fees as a result of additional fees in the prior year period to cover certain gift card program costs, offset by an increase in advertising fees as a result of systemwide sales growth.
Total revenues for the nine months ended September 28, 2019 increased $32.3 million, or 3.2%, due primarily to increases in franchise fees and royalty income, rental income, and other revenues, offset by a decrease in sales of ice cream and other products. The increase in franchise fees and royalty income was primarily a result of Dunkin' U.S systemwide sales growth, as well as additional deferred revenue recognized in the current year period upon closure of certain international markets, offset by franchisee incentives, including investments to support the Dunkin' U.S. Blueprint for Growth, that are being recognized over the remaining term of each respective franchise agreement. The increase in other revenues was driven primarily by license fees related to Dunkin’ K-Cup® pods and retail packaged coffee.
The increases in rental income for the three and nine months ended September 28, 2019 were due primarily to the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(f) of the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.

	Three months ended				Nine months ended
	September 28, 2019	September 29, 2018	Increase (Decrease)		September 28, 2019	September 29, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$19,823	14,765	5,058	34.3%	$58,995	43,059	15,936	37.0%
Cost of ice cream and other products	21,066	21,311	(245)	(1.1)%	59,724	60,956	(1,232)	(2.0)%
Advertising expenses	130,846	133,732	(2,886)	(2.2)%	379,898	378,283	1,615	0.4%
General and administrative expenses, net	60,333	63,997	(3,664)	(5.7)%	176,458	183,122	(6,664)	(3.6)%
Depreciation and amortization	9,183	10,167	(984)	(9.7)%	27,774	31,007	(3,233)	(10.4)%
Long-lived asset impairment charges	36	55	(19)	(34.5)%	361	1,209	(848)	(70.1)%
Total operating costs and expenses	$241,287	244,027	(2,740)	(1.1)%	$703,210	697,636	5,574	0.8%
Net income of equity method investments	6,667	5,787	880	15.2%	13,324	11,665	1,659	14.2%
Other operating income (loss), net	81	(179)	260	n/m	943	(749)	1,692	n/m
Operating income	$121,343	111,592	9,751	8.7%	$345,367	315,273	30,094	9.5%
Occupancy expenses for franchised restaurants for the three and nine months ended September 28, 2019 increased $5.1 million and $15.9 million, respectively, resulting primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. The new standard requires gross presentation of certain lease costs that the Company passes through to franchisees and also resulted in amortization of certain lease intangible assets, which were previously recorded within amortization of other intangible assets in the consolidated statements of operations, being recorded within occupancy expenses—franchised restaurants in the consolidated statements of operations in fiscal year 2019.
Net margin on ice cream and other products for the three and nine months ended September 28, 2019 decreased $0.2 million, or 6.0%, and $1.2 million, or 8.3%, respectively, due primarily to decreases in sales volume and increases in commodity costs.
Advertising expenses for the three months ended September 28, 2019 decreased $2.9 million while advertising expenses for the nine months ended September 28, 2019 increased $1.6 million. The fluctuations in advertising expenses were driven primarily by fluctuations in advertising fees and related income.
General and administrative expenses for the three and nine months ended September 28, 2019 decreased $3.7 million and $6.7 million, respectively, due primarily to expenses incurred in connection with our 2018 Global Convention held in the third quarter of fiscal year 2018, a decrease in legal expenses, including a recovery of fees in the third quarter of fiscal year 2019, a decrease in personnel costs, and expenses incurred in the third quarter of fiscal year 2018 to support the Dunkin' U.S. Blueprint for Growth investments, offset by an increase in costs incurred to support brand-building activities. Also offsetting the decreases in general and administrative expenses for the nine-month period were increases in professional fees and bad debt expense.
Depreciation and amortization for the three and nine months ended September 28, 2019 decreased $1.0 million and $3.2 million, respectively, resulting primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019, which resulted in amortization of certain lease intangible assets, which was previously recorded within amortization of other intangible assets in the consolidated statements of operations, being recorded within occupancy expenses—franchised restaurants in the consolidated statements of operations in fiscal year 2019. Also contributing to the decreases in depreciation and amortization were decreases in depreciation as assets become fully depreciated.
Long-lived asset impairment charges for the three months ended September 28, 2019 remained consistent with prior year period. Long-lived asset impairment charges for the nine months ended September 28, 2019 decreased $0.8 million. Long-lived asset impairment charges generally fluctuate based on the timing of lease terminations and the related write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments for the three and nine months ended September 28, 2019 increased $0.9 million and $1.7 million, respectively, primarily as a result of an increase in net income from our South Korea joint venture.
Other operating income (loss), net, which includes net gains and losses recognized in connection with the sale or disposal of property, equipment, and software, fluctuates based on the timing of such transactions.

	Three months ended				Nine months ended
	September 28, 2019	September 29, 2018	Increase (Decrease)		September 28, 2019	September 29, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$28,791	30,002	(1,211)	(4.0)%	$88,852	91,859	(3,007)	(3.3)%
Loss on debt extinguishment	—	—	—	n/m	13,076	—	13,076	n/m
Other loss, net	258	101	157	155.4%	308	700	(392)	(56.0)%
Total other expense, net	$29,049	30,103	(1,054)	(3.5)%	$102,236	92,559	9,677	10.5%
Net interest expense for the three and nine months ended September 28, 2019 decreased $1.2 million and $3.0 million, respectively, driven primarily by increases in interest income earned on our cash balances, as well as increases in interest capitalized during the acquisition period of certain capital assets, offset by the impact of a securitization refinancing transaction completed during the second quarter of fiscal year 2019, resulting in increased interest expense due to an increase in the weighted-average interest rate.
The loss on debt extinguishment of $13.1 million for the nine months ended September 28, 2019 was due to the write-off of debt issuance costs in conjunction with the securitization refinancing transaction completed during the second quarter of fiscal year 2019.
The fluctuation in other loss, net, for the three and nine months ended September 28, 2019 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended		Nine months ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	(In thousands, except percentages)
Income before income taxes	$92,294	81,489	243,131	222,714
Provision for income taxes	19,929	15,422	58,821	45,997
Effective tax rate	21.6%	18.9%	24.2%	20.7%
The increase in the effective tax rate for the three months ended September 28, 2019 was driven primarily by excess tax benefits from share-based compensation of $1.8 million for the three months ended September 28, 2019 compared to $7.4 million in the prior year period, offset by the release of a valuation allowance recorded on foreign tax credit carryforwards of $2.0 million in the current year period.
The increase in the effective tax rate for the nine months ended September 28, 2019 was driven primarily by excess tax benefits from share-based compensation of $4.4 million for the nine months ended September 28, 2019 compared to $16.4 million in the prior year period, offset by the release of a valuation allowance recorded on foreign tax credit carryforwards of $2.0 million in the current year period.

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
For reconciliations to total revenues and income before income taxes, see note 6 to the unaudited consolidated financial statements included herein. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, allocation of the consideration from sales of ice cream and other products to royalty income as consideration for the use of the franchise license and certain franchisee incentives are not reflected within segment revenues, but have no impact to total revenues for any segment.
Dunkin’ U.S.

	Three months ended				Nine months ended
	September 28, 2019	September 29, 2018	Increase (Decrease)		September 28, 2019	September 29, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$130,993	124,805	6,188	5.0%	$379,772	360,859	18,913	5.2%
Franchise fees	3,675	4,840	(1,165)	(24.1)%	10,719	14,312	(3,593)	(25.1)%
Rental income	30,824	26,637	4,187	15.7%	89,163	76,734	12,429	16.2%
Other revenues	912	1,002	(90)	(9.0)%	3,072	2,680	392	14.6%
Total revenues	$166,404	157,284	9,120	5.8%	$482,726	454,585	28,141	6.2%
Segment profit	$127,755	121,667	6,088	5.0%	$365,888	346,292	19,596	5.7%
Dunkin’ U.S. revenues for the three and nine months ended September 28, 2019 increased $9.1 million and $28.1 million, respectively, due primarily to increases in royalty income driven by systemwide sales growth, as well as increases in rental income. These increases in revenues were offset by decreases in franchise fees due primarily to franchisee incentives provided as part of the investments to support the Dunkin' U.S. Blueprint for Growth that are being recognized over the remaining term of each respective franchise agreement. The increases in rental income resulted primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(f) to the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.
Dunkin’ U.S. segment profit for the three and nine months ended September 28, 2019 increased $6.1 million and $19.6 million, respectively, driven primarily by the increases in royalty income, as well as decreases in general and administrative expenses due primarily to expenses incurred in fiscal year 2018 to support the Dunkin' U.S. Blueprint for Growth investments and decreases in personnel costs, offset by decreases in franchise fees and rental margin. The decreases in rental margin were due primarily to amortization of certain lease intangible assets, previously recorded within amortization, now included within occupancy expenses—franchised restaurants in conjunction with the adoption of the new lease accounting standard in the first quarter of fiscal year 2019.

Dunkin’ International

	Three months ended				Nine months ended
	September 28, 2019	September 29, 2018	Increase (Decrease)		September 28, 2019	September 29, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$5,769	5,192	577	11.1%	$17,078	14,862	2,216	14.9%
Franchise fees	792	1,054	(262)	(24.9)%	3,687	2,037	1,650	81.0%
Other revenues	188	10	178	1,780.0%	305	(20)	325	n/m
Total revenues	$6,749	6,256	493	7.9%	$21,070	16,879	4,191	24.8%
Segment profit	$4,898	4,549	349	7.7%	$15,213	11,258	3,955	35.1%
Dunkin’ International revenues for the three months ended September 28, 2019 increased $0.5 million primarily as a result of an increase in royalty income driven by systemwide sales growth, as well as an increase in other revenues, offset by a decrease in franchise fees due primarily to additional deferred revenue recognized in the prior year period upon closure of certain international markets.
Dunkin’ International revenues for the nine months ended September 28, 2019 increased $4.2 million primarily as a result of an increase in royalty income driven by systemwide sales growth and a recovery of prior period royalties, as well as an increase in franchise fees due primarily to additional deferred revenue recognized in the current year period upon closure of certain international markets.
Segment profit for Dunkin’ International for the three and nine months ended September 28, 2019 increased $0.3 million and $4.0 million, respectively, primarily as a result of the increases in revenues, offset by an increase in general and administrative expenses. Also contributing to the increase in segment profit for the nine-month period was favorable results from our South Korea joint venture compared to the prior year period.
Baskin-Robbins U.S.

	Three months ended				Nine months ended
	September 28, 2019	September 29, 2018	Increase (Decrease)		September 28, 2019	September 29, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$8,973	8,626	347	4.0%	$23,904	24,040	(136)	(0.6)%
Franchise fees	374	319	55	17.2%	1,030	911	119	13.1%
Rental income	942	773	169	21.9%	2,875	2,303	572	24.8%
Sales of ice cream and other products	1,021	906	115	12.7%	2,772	2,426	346	14.3%
Other revenues	3,014	3,057	(43)	(1.4)%	8,308	8,613	(305)	(3.5)%
Total revenues	$14,324	13,681	643	4.7%	$38,889	38,293	596	1.6%
Segment profit	$9,711	10,183	(472)	(4.6)%	$26,110	28,040	(1,930)	(6.9)%
Baskin-Robbins U.S. revenues for the three months ended September 28, 2019 increased $0.6 million due primarily to increases in royalty income driven by systemwide sales growth, rental income, and sales of ice cream and other products.
Baskin-Robbins U.S. revenues for the nine months ended September 28, 2019 increased $0.6 million due primarily to increases in rental income and sales of ice cream and other products, offset by a decrease in other revenues.
The increases in rental income for the three and nine months ended September 28, 2019 resulted primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(f) to the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.
Baskin-Robbins U.S. segment profit for the three months ended September 28, 2019 decreased $0.5 million primarily as a result of an increase in general and administrative expenses driven by costs incurred in the current year period to support brand-building activities, offset by the increase in royalty income.
Baskin-Robbins U.S. segment profit for the nine months ended September 28, 2019 decreased $1.9 million primarily as a result of an increase in general and administrative expenses driven by costs incurred in the current year period to support brand-building activities and an increase in bad debt expense, as well as the decreases in other revenues and royalty income.

Baskin-Robbins International

	Three months ended				Nine months ended
	September 28, 2019	September 29, 2018	Increase (Decrease)		September 28, 2019	September 29, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,197	2,140	57	2.7%	$6,055	5,837	218	3.7%
Franchise fees	165	203	(38)	(18.7)%	1,043	660	383	58.0%
Rental income	218	137	81	59.1%	653	388	265	68.3%
Sales of ice cream and other products	28,459	28,625	(166)	(0.6)%	81,531	84,006	(2,475)	(2.9)%
Other revenues	(28)	52	(80)	(153.8)%	(15)	172	(187)	(108.7)%
Total revenues	$31,011	31,157	(146)	(0.5)%	$89,267	91,063	(1,796)	(2.0)%
Segment profit	$13,028	12,009	1,019	8.5%	$32,919	30,976	1,943	6.3%
Baskin-Robbins International revenues for the three and nine months ended September 28, 2019 decreased $0.1 million and $1.8 million, respectively, due primarily to decreases in sales of ice cream and other products. Offsetting this decrease in revenues for the nine-month period were increases in franchise fees, rental income, and royalty income. The increase in franchise fees was due primarily to additional deferred revenue recognized in the current period upon closure of certain international markets. The increase in rental income for the nine months ended September 28, 2019 resulted primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(f) to the unaudited consolidated financial statements included herein for further disclosure of the impact of the new guidance.
Baskin-Robbins International segment profit for the three and nine months ended September 28, 2019 increased $1.0 million and $1.9 million, respectively, primarily as a result of increases in net income from our South Korea and Japan joint ventures, as well as increases in net margin on ice cream, offset by increases in general and administrative expenses. Also contributing to the increase in segment profit for the nine-month period were the increases in franchise fees and royalty income. The increase in net margin on ice cream for the three-month period was driven primarily by product mix and pricing. The increase in net margin on ice cream for the nine-month period was driven primarily by a decrease in product cost, product mix, and favorable foreign exchange rates, offset by a decrease in sales volume.
U.S. Advertising Funds

	Three months ended				Nine months ended
	September 28, 2019	September 29, 2018	Increase (Decrease)		September 28, 2019	September 29, 2018	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Advertising fees and related income	$122,819	118,208	4,611	3.9%	$355,049	341,549	13,500	4.0%
Total revenues	$122,819	118,208	4,611	3.9%	$355,049	341,549	13,500	4.0%
Segment profit	$—	—	—	—%	$—	—	—	—%
U.S. Advertising Funds revenues for the three and nine months ended September 28, 2019 increased $4.6 million, or 3.9%, and $13.5 million, or 4.0%, respectively, compared to the prior year periods driven primarily by Dunkin' U.S. systemwide sales growth. Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit.
Liquidity and capital resources
As of September 28, 2019, we held $523.4 million of cash and cash equivalents and $93.9 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $179.3 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of September 28, 2019, we had a borrowing capacity of $116.9 million under our $150.0 million 2019 Variable Funding Notes (as defined below).
Operating, investing, and financing cash flows
Net cash provided by operating activities was $157.8 million for the nine months ended September 28, 2019, as compared to $126.5 million in the prior year period. The $31.3 million increase in operating cash inflows was driven primarily by an increase in pre-tax net income related to operating activities, excluding non-cash items, as well as decreases in cash paid for interest on our long-term debt and incentive compensation payments, offset by various changes in working capital.
Net cash used in investing activities was $25.4 million for the nine months ended September 28, 2019, as compared to $41.4 million in the prior year period. The $16.0 million decrease in investing cash outflows was driven primarily by a decrease in capital expenditures of $14.9 million, due primarily to higher investments in technology infrastructure to support the Dunkin' U.S. Blueprint for Growth in the prior year period.
Net cash used in financing activities was $111.9 million for the nine months ended September 28, 2019, as compared to $689.5 million in the prior year period. The $577.7 million decrease in financing cash outflows was driven primarily by incremental cash used in the prior year period for repurchases of common stock of $625.6 million, as well as the favorable impact of debt-related activities of $6.5 million compared to the prior year period. Offsetting these decreases in financing cash outflows was incremental cash generated from the exercise of stock options in the prior year period of $43.8 million, as well as increases in quarterly dividends of $7.0 million and cash used to settle tax withholding obligations upon vesting of certain equity awards of $3.7 million. The favorable impact of debt-related activities was driven by proceeds from the issuance of long-term debt, net of debt repayment and payment of debt issuance and other debt-related costs.
Adjusted operating and investing cash flow
Net cash flows from operating and investing activities for the nine months ended September 28, 2019 and September 29, 2018 included net cash outflows of $28.0 million and $43.6 million, respectively, in cash held for advertising funds and reserved for gift card/certificate programs. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $160.4 million and $128.7 million of adjusted operating and investing cash flow during the nine months ended September 28, 2019 and September 29, 2018, respectively. The increase in adjusted operating and investing cash flow was driven primarily by an increase in pre-tax net income related to operating activities, excluding non-cash items, the decrease in capital expenditures, and the decreases in cash paid for interest on our long-term debt and incentive compensation payments, offset by other changes in working capital.
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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Nine months ended
	September 28, 2019	September 29, 2018
Net cash provided by operating activities	$157,779	126,529
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	27,985	43,575
Less: Net cash used in investing activities	(25,397)	(41,430)
Adjusted operating and investing cash flow	$160,367	128,674
Borrowing capacity
As of September 28, 2019, our securitized financing facility included original borrowings of approximately $1.40 billion, $1.70 billion, and $150.0 million related to the 2017 Class A-2 Notes (as defined below), 2019 Class A-2 Notes (as defined below), and the 2019 Variable Funding Notes (as defined below), respectively. As of September 28, 2019, there was approximately $3.07 billion of total principal outstanding on the 2017 Class A-2 Notes and 2019 Class A-2 Notes, while there was $116.9 million in available commitments under the 2019 Variable Funding Notes as $33.1 million of letters of credit were outstanding.
In April 2019, DB Master Finance LLC (the "Master Issuer"), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of Dunkin’ Brands Group, Inc., issued Series 2019-1 3.787% Fixed Rate Senior Secured Notes, Class A-2-I (the “2019 Class A-2-I Notes”) with an initial principal amount of $600.0 million, Series 2019-1 4.021% Fixed Rate Senior Secured Notes, Class A-2-II (the “2019 Class A-2-II Notes”) with an initial principal amount of $400.0 million, and Series 2019-1 4.352% Fixed Rate Senior Secured Notes, Class A-2-III (the “2019 Class A-2-III Notes”, and together with the 2019 Class A-2-

I Notes and 2019 Class A-2-II Notes, the “2019 Class A-2 Notes”) with an initial principal amount of $700.0 million. In addition, the Master Issuer issued Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019 Variable Funding Notes” and, together with the 2019 Class A-2 Notes, the “2019 Notes”), which allow for the issuance of up to $150.0 million of 2019 Variable Funding Notes and certain other credit instruments, including letters of credit.
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

As of September 28, 2019, we had a Net Debt to Adjusted EBITDA ratio of 5.0 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended September 28, 2019, respectively (in thousands):

September 28, 2019
Principal outstanding under 2017 Class A-2 Notes	$1,375,500
Principal outstanding under 2019 Class A-2 Notes	1,695,750
Other notes payable	1,288
Total finance lease obligations	7,823
Less: cash and cash equivalents	(523,374)
Less: restricted cash, current	(93,868)
Plus: cash held for gift card/certificate programs	138,906
Net Debt	$2,602,025

Twelve months ended
September 28, 2019
Net income	$237,499
Interest expense	128,559
Income tax expense	72,119
Depreciation and amortization(a)	37,812
Impairment charges	800
EBITDA	476,789
Adjustments:
Share-based compensation expense(a)	13,693
Loss on debt extinguishment	13,076
Increase in deferred revenue related to franchise and licensing agreements(b)	(1,304)
Other(c)	22,221
Total adjustments	47,686
Adjusted EBITDA	$524,475

(a)	Amounts exclude depreciation and share-based compensation of $5.1 million and $1.4 million, respectively, related to U.S. Advertising Funds.

(b)	Amount excludes incentives paid to franchisees, primarily related to the Dunkin' U.S. Blueprint for Growth.

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

Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 28, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.
During the nine-month period ended September 28, 2019, we adopted new guidance for lease accounting. We implemented internal controls to ensure we adequately evaluated leasing arrangements and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.

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
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information regarding purchases of our common stock made during the quarter ended September 28, 2019 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
06/30/19 - 07/27/19	—	$—	—	$209,868,900
07/28/19 - 08/31/19	180,021	81.51	180,021	195,195,400
09/01/19 - 09/28/19	—	—	—	195,195,400
Total	180,021	$81.51	180,021

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

Ex. 104.Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DUNKIN’ BRANDS GROUP, INC.

Date:	November 6, 2019	By:	/s/ Katherine Jaspon
Katherine Jaspon Chief Financial Officer Principal Financial and Accounting Officer