Form 10-K
period 2019-12-28
DUNKIN' BRANDS GROUP, INC.
filed 2020-02-24
CIK 1357204

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the year ended December 28, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting stock of the registrant held by non-affiliates of Dunkin’ Brands Group, Inc. computed by reference to the closing price of the registrant’s common stock on the NASDAQ Global Select Market as of June 29, 2019, was approximately $6.59 billion.
As of February 20, 2020, 82,576,313 shares of common stock of the registrant were outstanding.
____________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated by reference in Part III, Items 10-14 of this Form 10-K.

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

PART I
Item 1. Business.
Our Company
We are one of the leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ and Baskin-Robbins brands. With over 21,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets.
We believe that our 100% franchised business model offers strategic and financial benefits. For example, because we do not own or operate restaurants, our Company is able to focus on menu innovation, marketing, franchisee coaching and support, and other initiatives to drive the overall success of our brands. Financially, our franchised model allows us to grow our points of distribution and brand recognition with limited capital investment by us.
We report our business in five segments: Dunkin’ U.S., Dunkin’ International, Baskin-Robbins International, Baskin-Robbins U.S., and U.S. Advertising Funds. In fiscal year 2019, our Dunkin’ segments generated revenues of $672.8 million, or 51% of our total segment revenues, of which $646.1 million was in the U.S. segment and $26.7 million was in the international segment. In fiscal year 2019, our Baskin-Robbins segments generated revenues of $160.5 million, of which $112.4 million was in the international segment and $48.1 million was in the U.S. segment. In fiscal year 2019, our U.S. Advertising Funds segment generated revenues of $473.6 million. As of December 28, 2019, there were 13,137 Dunkin’ points of distribution, of which 9,630 were in the U.S. and 3,507 were international, and 8,160 Baskin-Robbins points of distribution, of which 5,636 were international and 2,524 were in the U.S. See note 11 to our consolidated financial statements included herein for segment information.
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
Our history
Both of our brands have a rich heritage dating back to the 1940s, when Bill Rosenberg founded his first restaurant, subsequently renamed Dunkin’ Donuts, and Burt Baskin and Irv Robbins each founded a chain of ice cream shops that eventually combined to form Baskin-Robbins. Baskin-Robbins and Dunkin’ Donuts were individually acquired by Allied Domecq PLC in 1973 and 1989, respectively. The brands were organized under the Allied Domecq Quick Service Restaurants subsidiary, which was renamed Dunkin’ Brands, Inc. in 2004. Allied Domecq was acquired in July 2005 by Pernod Ricard S.A. In March of 2006, Dunkin’ Brands, Inc. was acquired by investment funds affiliated with Bain Capital Partners, LLC, The Carlyle Group, and Thomas H. Lee Partners, L.P. through a holding company that was incorporated in Delaware on November 22, 2005 and was later renamed Dunkin’ Brands Group, Inc. In July 2011, we completed our initial public offering (the “IPO”). Upon the completion of the IPO, our common stock became listed on the Nasdaq Global Select Market under the symbol “DNKN.” In 2018, the Company unveiled new branding for Dunkin’ Donuts that recognizes the brand as simply “Dunkin’.”
Our brands
Dunkin’ U.S.
Dunkin’ is a leading U.S. QSR concept, and is the QSR leader in donut and bagel categories for servings. Dunkin’ is also a national QSR leader for breakfast sandwich servings. Since the late 1980s, Dunkin’ has transformed itself into a coffee and beverage-based concept, and is a national QSR leader in servings in the hot regular/decaf/flavored coffee category and the iced regular/decaf/flavored coffee category, with sales of approximately 1.6 billion servings of total hot and iced coffee annually. Over the last ten fiscal years, Dunkin’ U.S. systemwide sales have grown at a 5.9% compound annual growth rate and total Dunkin’ U.S. points of distribution grew from 6,583 to 9,630. As of December 28, 2019, approximately 85% of these points of distribution were traditional restaurants consisting of end-cap, in-line and stand-alone restaurants, many with drive-thrus, and gas and convenience locations. In addition, we have special distribution opportunities (“SDOs”), such as full- or self-service kiosks in offices, hospitals, colleges, airports, grocery stores, wholesale clubs, and other smaller-footprint properties. We believe that Dunkin’ continues to have significant growth potential in the U.S. given its strong brand awareness and variety of restaurant formats. For fiscal year 2019, the Dunkin’ franchise system generated U.S. systemwide sales of $9.2 billion, which accounted for approximately 76% of our global systemwide sales, and had 9,630 U.S. points of distribution (with more than 50% of our restaurants having drive-thrus) at period end.
Baskin-Robbins U.S.
Baskin-Robbins is the leading QSR chain in the U.S. for servings of hard-serve ice cream, according to CREST® data, and develops and sells a full range of frozen ice cream treats such as cones, cakes, sundaes, and frozen beverages. Baskin-Robbins enjoys strong brand awareness in the U.S., and we believe the brand is known for its innovative flavors, popular “Birthday Club” program and ice cream flavor library of over 1,300 different offerings. We believe we can capitalize on the brand’s strengths and continue generating renewed excitement for the brand. Baskin-Robbins’ “31 flavors” offers consumers a different flavor for each day of the month. For fiscal year 2019, the Baskin-Robbins franchise system generated U.S. systemwide sales of approximately $615.3 million, which accounted for approximately 5% of our global systemwide sales.
International operations
Our international business is primarily conducted via joint ventures and country or territorial license arrangements with “master franchisees,” who operate and sub-franchise the brand within their licensed areas. Our international franchise system, predominantly located across Asia and the Middle East, generated systemwide sales of $2.3 billion for fiscal year 2019, which represented approximately 19% of Dunkin’ Brands’ global systemwide sales. As of December 28, 2019, Dunkin’ had 3,507 international points of distribution in 40 countries (excluding the U.S.), which grew from 2,583 points of distribution as of December 26, 2009, and represented $834.5 million of international systemwide sales for fiscal year 2019. As of December 28, 2019, Baskin-Robbins had 5,636 international points of distribution in 51 countries (excluding the U.S.) and represented approximately $1.5 billion of international systemwide sales for fiscal year 2019. We believe that we have opportunities to continue to grow our Dunkin’ and Baskin-Robbins concepts internationally in new and existing markets through brand and menu differentiation.
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
Store development agreements
In certain domestic markets, we may grant domestic franchisees the right to open one or more restaurants within a specified geographic area pursuant to the terms of a store development agreement, or “SDA”. An SDA specifies the number of restaurants and the mix of the brands represented by such restaurants that a franchisee is obligated to open. Each SDA also requires the franchisee to meet certain milestones in the development and opening of the restaurant and, if the franchisee meets those obligations, we agree, during the term of such SDA, not to operate or franchise new restaurants in the designated geographic area covered by such SDA. In addition to an SDA, a franchisee signs a separate franchise agreement for each restaurant developed under such SDA.
Master franchise model and international arrangements
Master franchise arrangements are used on a limited basis domestically (the Baskin-Robbins brand has one “territory” franchise agreement for certain Midwestern markets) but more widely internationally for both the Baskin-Robbins brand and the Dunkin’ brand. In addition, international arrangements include joint venture agreements in South Korea (both brands), Australia (Baskin-Robbins brand), and Japan (Baskin-Robbins brand), as well as single unit franchises, such as in Canada and the United Kingdom (Baskin-Robbins brand). We utilize a multi-franchise system in certain markets, including in Germany and China.
Master franchise agreements are the most prevalent international relationships for both brands. Under these agreements, the applicable brand typically grants the master franchisee the limited exclusive right to develop and operate a certain number of restaurants within a particular geographic area, such as selected cities, one or more provinces or an entire country, pursuant to a development schedule that defines the number of restaurants that the master franchisee must open annually. Those development schedules customarily extend for five to ten years. If the master franchisee fails to perform its obligations, the limited exclusivity provision of the agreement may terminate and additional franchise agreements may be granted to third parties to develop additional restaurants.
The master franchisee is generally required to pay an upfront market entry fee and an upfront initial franchise fee for each developed restaurant, and, for the Dunkin’ brand, royalties. For the Baskin-Robbins brand, the master franchisee is typically required to purchase ice cream from Baskin-Robbins or an approved supplier. In most countries, the master franchisee is also required to spend a certain percentage of gross sales on advertising in such foreign country in order to promote the brand. Generally, the master franchise agreement serves as the franchise agreement for the underlying restaurants operating pursuant to such model. Depending on the individual agreement, we may permit the master franchisee to subfranchise within its territory.
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

Restaurant type	Initial franchise fee*
Dunkin’ Single-Branded Restaurant	$40,000-90,000
Baskin-Robbins Single-Branded Restaurant	$25,000
Dunkin’/Baskin-Robbins Multi-Branded Restaurant	$50,000-100,000

*	Fees as of January 1, 2020 and excludes SDOs
In addition to the payment of initial franchise fees, our U.S. Dunkin’ brand franchisees, U.S. Baskin-Robbins brand franchisees, and our international Dunkin’ brand franchisees pay us royalties on a percentage of the gross sales made from each restaurant. In the U.S., the majority of our franchise agreement renewals and the vast majority of our new franchise agreements require our franchisees to pay us a royalty of 5.9% of gross sales. During fiscal year 2019, our effective royalty rate in the Dunkin’ U.S. segment was approximately 5.5% and in the Baskin-Robbins U.S. segment was approximately 4.8%. The arrangements for Dunkin’ in the majority of our international markets require royalty payments to us of 5.0% of gross sales. However, many of our larger international franchisees, including our South Korean joint venture, have agreements at a lower rate and/or based on wholesale sales to restaurants, resulting in an effective royalty rate in the Dunkin’ International segment in fiscal year 2019 of approximately 2.7%. We typically collect royalty payments on a weekly basis from our domestic franchisees. For the Baskin-Robbins brand in international markets, we do not generally receive royalty payments from our franchisees; instead we earn revenue from such franchisees as a result of our sale of ice cream products to them, and in fiscal year 2019 our effective royalty rate in this segment was approximately 0.5%. In certain instances, we supplement and modify certain SDAs, and franchise agreements entered into pursuant to such SDAs with certain incentives that may (i) reduce or eliminate the initial franchise fee associated with a franchise agreement; (ii) reduce the royalties for a specified period of the term of the franchise agreements depending on the details related to each specific incentive program; (iii) reimburse the franchisee for certain local marketing activities in excess of the minimum required; and (iv) provide certain development incentives. To qualify for any or all of these incentives, the franchisee must meet certain requirements, each of which are set forth in an addendum to the SDA and the franchise agreement. We believe these incentives will lead to accelerated development in our less mature markets.
Franchisees in the U.S. also pay advertising fees to the brand-specific advertising funds administered by us. Franchisees make weekly contributions, generally 5% of gross sales, to the advertising funds. Franchisees may elect to increase the contribution to support general brand-building efforts or specific initiatives. The advertising funds for the U.S., which earned $473.6 million in revenue in fiscal year 2019 primarily from contributions from franchisees, are almost exclusively franchisee-funded and cover substantially all expenses related to marketing, research and development, innovation, advertising and promotion, including market research, production, advertising costs, public relations, and sales promotions. We use no more than 20% of the advertising funds in the U.S. to cover the administrative expenses of the advertising funds and for other strategic initiatives designed to increase sales and to enhance the reputation of the brands. As the administrator of the advertising funds, we determine the content and placement of advertising, which is done through print, radio, television, online, mobile, billboards, sponsorships, and other media, all of which is sourced by agencies. Under certain circumstances, franchisees are permitted to conduct their own local advertising, but must obtain our prior approval of content and promotional plans.
Other franchise related fees
We lease and sublease properties to franchisees in the U.S. and in Canada, generating net rental fees when the cost charged to the franchisee exceeds the cost charged to us. For fiscal year 2019, we generated 9.0%, or $122.7 million, of our total revenue from rental fees from franchisees and incurred related occupancy expenses of $79.2 million.
We also receive a license fee from Dean Foods Co. (“Dean Foods”) as part of an arrangement whereby Dean Foods manufactures and distributes ice cream and other frozen products to Baskin-Robbins franchisees in the U.S. In connection with this agreement, Dunkin’ Brands receives a fee based on net sales of covered products. For fiscal year 2019, we generated 0.7%, or $9.8 million, of our total revenue from license fees from Dean Foods.

We distribute ice cream products to Baskin-Robbins franchisees who operate Baskin-Robbins restaurants located in certain foreign countries and receive revenue associated with those sales. For fiscal year 2019, we generated 6.7%, or $91.4 million, of our total revenue from the sale of ice cream and other products to franchisees primarily in certain foreign countries and incurred related cost of ice cream and other products of $75.8 million.
Other revenue sources include online training fees, licensing fees earned from the sale of K-Cup® pods, retail packaged coffee, ready-to-drink bottled iced coffee, and other branded products, net refranchising gains, and other one-time fees. For fiscal year 2019, we generated 3.1%, or $42.7 million, of our total revenue from these other sources.
International operations
Our international business is organized by brand and by country and/or region. Operations are primarily conducted through master franchise agreements with local operators. In certain instances, the master franchisee may have the right to sub-franchise. We utilize a multi-franchise system in certain markets, including Germany and China. In addition, we have a joint venture with a local, publicly-traded company for the Baskin-Robbins brand in Japan, and joint ventures with local companies in Australia for the Baskin-Robbins brand and in South Korea for both the Dunkin’ and Baskin-Robbins brands. By teaming with local operators, we believe we are better able to adapt our concepts to local business practices and consumer preferences. We have had an international presence since 1961. As of December 28, 2019, there were 5,636 Baskin-Robbins restaurants in 51 countries outside the U.S. and 3,507 Dunkin’ restaurants in 40 countries outside the U.S. Baskin-Robbins points of distribution represent the majority of our international presence and accounted for approximately 64% of international systemwide sales.
Our key markets for both brands are predominantly in Asia and the Middle East, which accounted for approximately 68% and 19%, respectively, of international systemwide sales for fiscal year 2019. For fiscal year 2019, $2.3 billion of total systemwide sales were generated by restaurants located in international markets, which represented approximately 19% of total systemwide sales, with the Dunkin’ brand accounting for $834.5 million and the Baskin-Robbins brand accounting for $1.5 billion of our international systemwide sales. For the same period, our revenues from international operations totaled $139.1 million, with the Baskin-Robbins brand generating approximately 81% of such revenues.
Overview of key markets
As of December 28, 2019, the top foreign countries and regions in which the Dunkin’ brand and/or the Baskin-Robbins brand operated were:

Country/Region	Type	Franchised brand(s)	Number of restaurants
South Korea	Joint Venture	Dunkin’	686
		Baskin-Robbins	1,476
Japan	Joint Venture	Baskin-Robbins	1,174
Middle East	Master Franchise Agreements	Dunkin’	650
		Baskin-Robbins	944
South Korea
Restaurants in South Korea accounted for approximately 38% of total systemwide sales from international operations for fiscal year 2019. Baskin-Robbins accounted for 75% of such sales. In South Korea, we conduct business through a 33.3% ownership stake in a combination Dunkin’ brand/Baskin-Robbins brand joint venture, with South Korean shareholders owning the remaining 66.7% of the joint venture. The joint venture acts as the master franchisee for South Korea, sub-franchising the Dunkin’ and Baskin-Robbins brands to franchisees. The joint venture also manufactures and supplies restaurants located in South Korea with ice cream, donuts, and coffee products.
Japan
Restaurants in Japan accounted for approximately 17% of total systemwide sales from international operations for fiscal year 2019, 100% of which came from Baskin-Robbins. We conduct business in Japan through a 43.3% ownership stake in a Baskin-Robbins brand joint venture. Our partner also owns a 43.3% interest in the joint venture, with the remaining 13.4% owned by public shareholders. The joint venture primarily manufactures and sells ice cream to restaurants in Japan and acts as master franchisee for the country.

Middle East
The Middle East represents another key region for us. Restaurants in the Middle East accounted for approximately 19% of total systemwide sales from international operations for fiscal year 2019. Baskin-Robbins accounted for approximately 57% of such sales. We conduct operations in the Middle East through master franchise arrangements.
Industry overview
According to The NPD Group/CREST® (“CREST®”), the QSR segment of the U.S. commercial foodservice industry accounted for approximately $332 billion of the total $501 billion commercial foodservice industry sales in the U.S. for the twelve months ended January 5, 2020. The U.S. commercial foodservice industry is generally categorized into segments by price point ranges, the types of food and beverages offered, and service available to consumers. QSR is a restaurant format characterized by limited, or no, table service. QSRs generally seek to capitalize on consumer desires for quality and convenient food at economical prices.
Our Dunkin’ brand competes in the QSR segment categories and subcategories that include coffee, donuts, muffins, bagels, and breakfast sandwiches. For the twelve months ended January 5, 2020, there were sales of nearly 12 billion commercial foodservice servings of coffee in the U.S., 91% of which were attributable to the QSR segment, according to CREST® data. According to CREST®, total coffee servings at QSRs have grown at a 1.4% compound annual growth rate for the five-year period ending January 5, 2020. Over the years, our Dunkin’ brand has evolved into a predominantly coffee-based concept, with approximately 58% of Dunkin’ U.S. systemwide sales for fiscal year 2019 generated from coffee and other beverages. We believe QSRs, including Dunkin’, are positioned to capture additional coffee market share through an increased focus on coffee offerings. In addition, in the U.S., our Dunkin’ brand has historically focused on the breakfast daypart, which we define to include the portion of each day from 5:00 a.m. until 11:00 a.m.
Our Baskin-Robbins brand competes primarily in QSR segment categories and subcategories that include hard-serve ice cream as well as those that include soft serve ice cream, frozen yogurt, shakes, malts, floats, and cakes. While both of our brands compete internationally, approximately 69% of Baskin-Robbins restaurants are located outside of the U.S. and represent the majority of our total international sales and points of distribution.
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
Licensing
We derive licensing revenue from agreements with Dean Foods for domestic ice cream sales, with The J.M. Smucker Co. (“Smuckers”) for the sale of packaged coffee in certain retail outlets (primarily grocery retail), with Keurig Dr Pepper, Inc. (“KDP”) and Smuckers for sale of Dunkin’ K-Cup® pods in certain retail outlets (primarily grocery retail), and with The Coca-Cola Company for the sale of Dunkin’ branded ready-to-drink bottled iced coffee in certain retail outlets (primarily gas and convenience retail), as well as from other licensees. For the 52 weeks ending December 29, 2019, the Dunkin’ branded 12 oz. original blend coffee, which is distributed by Smuckers, was the #1 stock-keeping unit nationally in the premium coffee category. For the 52 weeks ending December 29, 2019, sales of our 12 oz. original blend, as expressed in total equivalent units and dollar sales, were double that of the next closest competitor. Additionally, for the 52 weeks ending December 29, 2019, the 10-count carton of our original blend K-Cup® pods, also distributed by Smuckers, was the #1 stock-keeping unit nationally in the K-Cup® pod category as expressed in total dollar sales. Retail sales of products sold in certain retail channels for the 52 weeks ending December 29, 2019 were approximately $939.3 million, a 4.1% increase over the prior year. During calendar year 2019, more than 3.2 billion cups of Dunkin’ coffee were sold through licensing arrangements.
Marketing
We coordinate domestic advertising and marketing at the national and local levels through our administration of brand specific advertising funds. The goals of our marketing strategy include driving comparable store sales and brand differentiation, increasing our total coffee and beverage sales, protecting and growing our morning daypart sales, and growing our afternoon daypart sales. Generally, our domestic franchisees contribute 5% of weekly gross retail sales to fund brand specific advertising funds. The funds are used for various national and local advertising campaigns including print, radio, television, online, mobile, billboards, and sponsorships. Over the past ten years, our U.S. franchisees have invested approximately $2.9 billion on advertising to increase brand awareness and restaurant performance across both brands. Additionally, we have various pricing strategies, so that our products appeal to a broad range of customers.
Digital and loyalty
In August 2012, we launched the Dunkin’ mobile application for payment and gifting, which built the foundation for one-to-one marketing with our customers. In January 2014, we launched a new DD Perks® Rewards loyalty program nationally, which is fully integrated with the Dunkin’ mobile application and allows us to engage our customers in these one-to-one marketing interactions. In June 2016, we continued to leverage digital technologies to drive customer loyalty and enhance the restaurant experience through the launch of On-the-Go mobile ordering for our DD Perks® members, which enables users to order ahead and speed to the front of the line in restaurants. In April 2018, we signed a multi-year agreement with a mobile wallet provider to secure a perpetual license to the software used to build and operate the mobile ordering and payment platform for Dunkin’, providing us greater control over the technology that enables our mobile payments and On-the-Go mobile ordering through the Dunkin’ mobile application. As of December 28, 2019 our DD Perks® Rewards loyalty program had approximately 13.6 million members.
The supply chain
Domestic
We do not typically supply products to our domestic franchisees. As a result, with the exception of licensing fees paid by Dean Foods on domestic ice cream sales, we do not typically derive revenues from product distribution. Our franchisees’ suppliers include Dean Foods, Rich Products Corp., The Coca-Cola Company, and KDP. In addition, our franchisees’ primary coffee roasters currently are Massimo Zanetti Beverage USA, Inc., Mother Parkers Tea & Coffee Inc., S&D Coffee, Inc., and Reily Foods Company, Inc., and their primary donut mix suppliers currently are Continental Mills and Pennant Ingredients Inc. We periodically review our relationships with licensees and approved suppliers and evaluate whether those relationships continue to be on competitive or advantageous terms for us and our franchisees.
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
Manufacturing of Dunkin’ bakery goods
Centralized production is another element of our supply chain that is designed to support growth for the Dunkin’ brand. Centralized manufacturing locations (“CMLs”) are franchisee-owned and -operated facilities for the centralized production of donuts and bakery goods. The CMLs deliver freshly baked products to Dunkin’ restaurants on a daily basis and are designed to provide consistent quality products while simplifying restaurant-level operations. As of December 28, 2019, there were 73 CMLs (of varying size and capacity) in the U.S. CMLs are an important part of franchise economics, and are supportive of profit building initiatives as well as protecting brand quality standards and consistency.
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
Baskin-Robbins
The Baskin-Robbins manufacturing network is comprised of ten facilities, none of which are owned or operated by us, that supply our international markets with ice cream products. Dean Foods produces ice cream products which we purchase and distribute to many of our international markets. Certain international franchisees rely on third-party-owned facilities to supply ice cream products to them, including facilities in Ireland and Canada. The Baskin-Robbins brand restaurants in India and Russia are supported by master franchisee-owned facilities in those respective countries while the restaurants in Japan and South Korea are supported by the joint venture-owned facilities located within each country.
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
Employees
As of December 28, 2019, we employed 1,114 people, 1,074 of whom were based in the U.S. and 40 of whom were based in other countries. Of our domestic employees, 410 worked in the field and 664 worked at our corporate headquarters. Of the total employees, 246, who are almost exclusively in marketing positions, were paid by certain of our advertising funds. None of our employees are represented by a labor union, and we believe our relationships with our employees are healthy.
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
If we fail to successfully implement our growth strategy, which includes franchisees' opening of new domestic and international restaurants, our ability to increase our revenues and operating profits could be adversely affected.
Our growth strategy relies in part upon new restaurant development by existing and new franchisees, including restaurants in the NextGen design in Dunkin’ U.S. We and our franchisees face many challenges in opening new restaurants, including:

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
In particular, because the majority of our new restaurant development is funded by franchisee investment, our growth strategy is dependent on our franchisees’ (or prospective franchisees’) ability to access funds to finance such development. We generally do not provide our franchisees with direct financing and therefore their ability to access borrowed funds generally depends on their independent relationships with various financial institutions. If our franchisees (or prospective franchisees) are not able to obtain financing at commercially reasonable rates, or at all, they may be unwilling or unable to invest in the development of new restaurants, and our future growth could be adversely affected.
If our franchisees are unable to open new restaurants as we anticipate, our revenue growth, if any, would come primarily from growth in comparable store sales. Our failure to add a significant number of new restaurants or grow comparable store sales would adversely affect our ability to increase our revenues and operating income and could materially and adversely harm our business and operating results.
Our franchisees could take actions that could harm our business.
Our franchisees are contractually obligated to operate their restaurants in accordance with the operations, safety, and health standards set forth in our agreements with them. However, franchisees are independent third parties whom we do not control. The franchisees own, operate, and oversee the daily operations of their restaurants and have sole control over all employee and other workforce conduct and decisions. As a result, the ultimate success and quality of any franchised restaurant rests with the franchisee. If franchisees do not successfully operate restaurants in a manner consistent with required standards, franchise fees paid to us and royalty and advertising fee income will be adversely affected and brand image and reputation could be harmed, which in turn could materially and adversely affect our business and operating results.
Although we believe we generally enjoy a positive working relationship with the vast majority of our franchisees, active or potential disputes with franchisees could damage our brand reputation or our relationships with our broader franchisee group.
Our success depends substantially on the value of our brands.
Our success is dependent in large part upon our ability to maintain and enhance the value of our brands, our customers’ connection to our brands, and a positive relationship with our franchisees. Brand value can be severely damaged even by isolated incidents, particularly if the incidents receive considerable negative publicity or result in litigation. Some of these incidents may relate to the personal conduct of individuals associated with us, the way we manage our relationship with our franchisees, our growth or rebranding strategies, our development efforts in domestic and foreign markets, or the ordinary course of our, or our franchisees’, business. Other incidents may arise from events that are or may be beyond our ability to control and may damage our brands, such as actions taken (or not taken) by one or more franchisees or their employees relating to customer service, health, safety, welfare, or otherwise; litigation and claims; security breaches or other fraudulent activities associated with our electronic payment systems; and illegal activity targeted at us or others. Additionally, the ongoing relevance of our brands may depend on the success of our sustainability initiatives, which require coordination and alignment with our franchisees. If we are not effective in addressing social and environmental responsibility matters or achieving relevant sustainability goals, consumer trust in our brands may suffer. Consumer demand for our products and our brands’ value could diminish significantly if any such incidents or other matters erode consumer confidence in us or our products, which would likely result in lower sales and, ultimately, lower royalty income, which in turn could materially and adversely affect our business and operating results.
Incidents involving food-borne illnesses, food tampering, or food contamination involving our brands or our supply chain could create negative publicity and significantly harm our operating results.
While we and our franchisees dedicate substantial resources to food safety matters to enable customers to enjoy safe, quality food products, widespread food safety events, including instances of food-borne illness (such as salmonella or E. Coli), have occurred in the food industry in the past, and could occur in the future.
Instances or reports, whether true or not, of widespread food-safety issues, such as food-borne illnesses, food tampering, food contamination or mislabeling, either during the growing, manufacturing, packaging, storing, or preparation of products, have in the past severely injured the reputations of companies in the quick-service restaurant sectors and could affect us as well. Any report linking us, our franchisees, or our suppliers to food-borne illnesses or food tampering, contamination, mislabeling, or other food-safety issues could damage the value of our brands immediately and severely hurt sales of our products and possibly lead to product liability claims, litigation (including class actions), or other damages.
In addition, food safety incidents, whether or not involving our brands, could result in negative publicity for the industry or market segments in which we operate. Increased use of social media could create or amplify the effects of negative publicity. This negative publicity may reduce demand for our products and could result in a decrease in guest traffic to our restaurants as consumers shift their preferences to our competitors or to other products or food types. A decrease in traffic as a result of these health concerns or negative publicity could materially and adversely affect our brands, our business, and our operating results.
The quick service restaurant segment is highly competitive, and competition could lower our revenues.
The QSR segment of the restaurant industry is intensely competitive. The beverage and food products sold by our franchisees compete directly against products sold at other QSRs, local and regional beverage and food operations, specialty beverage and food retailers, supermarkets, and wholesale suppliers, many bearing recognized brand names and having significant customer loyalty. In addition to the prevailing baseline level of competition, major market players in noncompeting industries may choose to enter the restaurant industry. Key competitive factors include the number and location of restaurants, product development and menu innovation, quality and speed of service, attractiveness of facilities, effectiveness of advertising, marketing, and operational programs, price, demographic patterns and trends, consumer preferences and spending patterns, menu diversification, health or dietary preferences and perceptions. Some of our competitors have substantially greater financial and other resources than us, which may provide them with a competitive advantage. In addition, we compete within the restaurant industry and the QSR segment not only for customers but also for qualified franchisees. We cannot guarantee the retention of any, including our top-performing, franchisees in the future, or that we will maintain the ability to attract, retain, and motivate sufficient numbers of franchisees of the same caliber, which could materially and adversely affect our business and operating results. If we are unable to maintain our competitive position, we could experience lower demand for products, downward pressure on prices, the loss of market share, and the inability to attract, or loss of, qualified franchisees, which could result in lower franchise fees and royalty income, and materially and adversely affect our business and operating results.
If we or our franchisees or licensees are unable to protect our customers’ payment card data and other regulated, protected or personally identifiable information, we or our franchisees could be exposed to data loss, litigation, and liability, and our reputation could be significantly harmed.
Cybersecurity and data protection are increasingly demanding, and the use of electronic payment methods and collection of other personal information exposes us and our franchisees to increased risk of privacy or security breaches as well as other risks. In connection with payment card transactions in-store and online, we and our franchisees collect and transmit confidential payment card information by way of retail networks. Additionally, we collect and store personal information from individuals, including our customers, franchisees, and employees, and collect and maintain confidential communications and information important to our business. We rely on commercially available systems, software, tools, and monitoring to provide security for processing, transmitting, and storing such information. The failure of these systems to operate effectively, problems with transitioning to upgraded or replacement systems, or a breach in security of these systems, including through hacking or cyber terrorism, could materially and adversely affect our business and operating results.
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
If a person is able to circumvent our data security measures or that of third parties with whom we do business, including our franchisees, he or she could destroy, corrupt, or steal valuable information or disrupt our operations. We have experienced minor security incidents in the past in the form of credential stuffing attacks in which third parties used breached credentials obtained from unrelated online accounts to attempt to log in to accounts of DD Perks members. The impacts of these attacks have been mitigated and, when appropriate, affected customer passwords have been reset. In September 2019, the New York Attorney General’s Office filed a lawsuit against us stemming from certain of these credential stuffing incidents that occurred in 2015 and 2018, claiming, among other things, a failure to properly notify our customers. At the time of each incident, we immediately conducted a thorough investigation and took appropriate actions based on the findings of each respective investigation. We are vigorously defending this lawsuit. Nevertheless, any security breach exposes us to risks of data loss, litigation, liability, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation and could materially and adversely affect our business and operating results.
Sub-franchisees could take actions that could harm our business and that of our master franchisees.
In certain of our international markets, we enter into agreements with master franchisees that permit the master franchisee to develop and operate restaurants in defined geographic areas. As permitted by our master franchisee agreements, certain master franchisees elect to sub-franchise rights to develop and operate restaurants in the geographic area covered by the master franchisee agreement. Our master franchisee agreements contractually obligate our master franchisees to operate their restaurants in accordance with specified operations, safety, and health standards and also require that any sub-franchise agreement contain similar requirements. However, we are not party to the agreements with the sub-franchisees and, as a result, are dependent upon our master franchisees to enforce these standards with respect to sub-franchised restaurants. As a result, the ultimate success and quality of any sub-franchised restaurant rests with the master franchisee and the sub-franchisees. If sub-franchisees do not successfully operate their restaurants in a manner consistent with required standards, franchise fees and royalty income paid to the applicable master franchisee and, ultimately, to us could be adversely affected and our brand image and reputation may be harmed, which could materially and adversely affect our business and operating results.
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
We believe that our franchisees’ sales, customer traffic, and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, and the availability of discretionary income. Our franchisees’ sales are dependent upon discretionary spending by consumers; any reduction in sales at franchised restaurants will result in lower royalty payments from franchisees to us and adversely impact our profitability. In an economic downturn, our business and results of operations could be materially and adversely affected. In addition, the pace of new restaurant openings may be slowed, and restaurants may be forced to close, reducing the restaurant base from which we derive royalty income.
Our substantial indebtedness could adversely affect our financial condition.
We have a significant amount of indebtedness. As of December 28, 2019, we had total indebtedness of approximately $3.1 billion under our securitized debt facility, excluding $33.1 million of undrawn letters of credit and $116.9 million of unused commitments.
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

•
requiring a substantial portion of our cash flow to be dedicated to service our indebtedness instead of other purposes, thereby reducing the amount of cash flow available for capital expenditures, investments, acquisitions, and other general corporate purposes;

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
Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations, or if future borrowings are not available to us under our variable funding notes in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal amortization and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, delay capital expenditures, or seek additional equity investments. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be harmed.
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
We regard our Dunkin’®, Dunkin’ Donuts®, and Baskin-Robbins® trademarks as having significant value and as being important factors in the marketing of our brands. We have also obtained trademark protection for the trademarks associated with several of our product offerings and advertising slogans, including “America Runs on Dunkin’®”. We believe that these and other intellectual property, including certain patents and trade secrets, are valuable assets that are critical to our success and that enable us to continue to capitalize on our name recognition, increase brand awareness, and further develop our products. We rely on a combination of protections provided by contracts, as well as copyright, patent, trademark, and other laws, such as trade secret and unfair competition laws, to protect our intellectual property from infringement, misappropriation, or dilution. We have registered certain trademarks and service marks and have other trademark and service mark registration applications pending in the United States and foreign jurisdictions. However, not all of the trademarks or service marks that we currently use have been registered in all of the countries in which we do business, and they may never be registered in all of those countries.
Although we monitor our intellectual property, especially our trademark portfolio, both internally and through external search agents and impose an obligation on franchisees to notify us upon learning of potential infringement of our intellectual property, there can be no assurance that we will be able to adequately maintain, enforce, and protect our trademarks or other intellectual property rights. We are aware of names and marks similar to our service marks being used by other persons. These or other unauthorized uses or other infringement of our trademarks or service marks could diminish the value of our brands, create consumer confusion, cause reputational harm, and may adversely affect our business. The same is true with regards to our intellectual property. Namely, that unauthorized uses of such intellectual property, including patents, trade secrets or proprietary software, or other infringement thereof, by third parties may adversely affect our business. Effective intellectual property protection may not be available in every country in which we have or intend to franchise a restaurant or license our intellectual property. Failure to adequately protect our intellectual property rights could damage our brands and impair our ability to compete effectively. Even where we have effectively secured statutory protection for our trade secrets and other intellectual property, our competitors may misappropriate our intellectual property and our employees, consultants, and suppliers may breach their contractual obligations not to reveal our confidential information, including trade secrets. Although we have taken measures to protect our intellectual property, there can be no assurance that these protections will be adequate or that third parties will not independently develop products or concepts that are substantially similar to ours. Despite our efforts, it may be possible for third parties to reverse engineer, otherwise obtain, copy, and use software or information that we regard as proprietary. Furthermore, defending or enforcing our trademark rights, branding practices, and other intellectual property, and seeking an injunction or compensation for misappropriation of trade secrets or confidential information, could result in the expenditure of significant resources and divert the attention of management, which in turn may materially and adversely affect our business and operating results.
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
Moreover, unauthorized third parties may conduct business using our intellectual property to take advantage of the goodwill of our brands, resulting in consumer confusion or dilution. Any reduction of our brands’ goodwill, consumer confusion, or dilution is likely to impact sales, and could materially and adversely impact our business and operating results.
We are and may become subject to third-party infringement claims or challenges to the validity of our intellectual property.
We are and may, in the future, become the subject of claims for infringement, misappropriation, or other violation of intellectual property rights, which may or may not be unfounded, from owners of intellectual property in areas where our franchisees operate or where we intend to conduct operations, including in foreign jurisdictions. Such claims, whether or not they have any merit, could be time-consuming, cause delays in introducing new menu items, harm our image, our brands, our competitive position, or our ability to expand our operations into other jurisdictions and cause us to incur significant costs related to defense or settlement. If such claims were decided against us, or a third party indemnified by us pursuant to license terms, we could be required to pay damages, develop or adopt non-infringing products or services, or acquire a license to the intellectual property that is the subject of the asserted claim, which license may not be available on acceptable terms or at all. The attendant expenses could require the expenditure of additional capital, and there would be expenses associated with the defense of any infringement, misappropriation, or other third-party claims, and there could be attendant negative publicity, even if ultimately decided in our favor. In addition, third parties may assert that our intellectual property rights are invalid or unenforceable. If our use of intellectual property were found to infringe third-party rights or if portions of our intellectual property were deemed invalid or unenforceable, such loss of rights could permit competing uses of our intellectual property, which could cause a decline in our results of operations and financial condition.
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
Our joint ventures in Japan and South Korea, as well as our licensees in Russia and India, manufacture ice cream products independently. The joint ventures in Japan and South Korea each own manufacturing facilities in their countries of operation. The revenues derived from these joint ventures differ fundamentally from those of other types of franchise arrangements in the system because the income that we receive from the joint ventures in Japan and South Korea is based in part on the profitability, rather than the gross sales, of the restaurants operated by these joint ventures. Accordingly, in the event that the joint ventures in Japan or South Korea experience staple ingredient price increases that adversely affect the profitability of the restaurants operated by these joint ventures, that decrease in profitability would reduce distributions by these joint ventures to us, which in turn could materially and adversely impact our business and operating results.
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
Network and information technology systems are integral to our business. We utilize various computer systems, including our FAST System and our EFTPay System, which are customized, web-based systems that require the use of third-party software licensed to us. The FAST System is the system by which our U.S. and Canadian franchisees report their weekly sales and pay their corresponding royalty fees and required advertising fund contributions. When sales are reported by a U.S. or Canadian franchisee, a withdrawal for the authorized amount is initiated from the franchisee’s bank after 12 days (from the week ending or month ending date). The FAST System is critical to our ability to accurately track sales and compute royalties due from our U.S. and Canadian franchisees. The EFTPay System is used by our U.S. and Canadian franchisees to make payments against open, non-fee invoices (i.e., all invoices except royalty and advertising funds). When a franchisee selects an invoice and submits the payment, on the following day a withdrawal for the selected amount is initiated from the franchisee’s bank. Additionally, an increasing number of transactions in our restaurants are processed through our mobile application. Despite the implementation of security measures, our systems are subject to damage or interruption as a result of power outages, computer and network failures, computer viruses and other disruptive software, security breaches, terrorist attacks, catastrophic events, and improper usage by employees, contractors, or other third parties. Such events could result in a material disruption in operations, a need for a costly repair, upgrade, or replacement of systems, or a decrease in, or in the collection of, royalties paid to us by our franchisees. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur reputational harm and a liability which could materially affect our results of operations.
Interruptions in the supply of product to franchisees and licensees could adversely affect our revenues.
In order to maintain quality-control standards and consistency among restaurants, we require through our franchise agreements that our franchisees obtain food and other supplies from preferred suppliers approved in advance. In this regard, we and our franchisees depend on a group of suppliers for ingredients, foodstuffs, beverages, and disposable serving instruments including, but not limited to, Rich Products Corp., Dean Foods Co., The Coca-Cola Company, and Silver Pail Dairy, Ltd. as well as four primary coffee roasters and two primary donut mix suppliers. In 2019, we and our franchisees purchased products from nearly 340 approved domestic suppliers, with approximately 14 of such suppliers providing half, based on dollar volume, of all products purchased domestically. We look to approve multiple suppliers for most products, and require any single sourced supplier, such as The Coca-Cola Company, to have contingency plans in place. In addition, we believe that, if necessary, we could promptly obtain alternative sources of supply for each product that we currently source through a single supplier. To facilitate the efficiency of our franchisees’ supply chain, we have historically entered into several preferred-supplier arrangements for particular food or beverage items.
In November 2019, Dean Foods, the exclusive supplier of ice cream to Baskin-Robbins restaurants in the United States, and a supplier of ice cream products to certain international markets, filed a voluntary petition for reorganization pursuant to chapter 11 of the bankruptcy code. Dean Foods has continued to operate as normal during the pendency of the reorganization proceedings and there has been no material impact to the Baskin-Robbins system. Further disruption at Dean Foods could cause an interruption in the supply of product to our franchisees and licensees, which could adversely affect our operations.
The Dunkin’ system is supported domestically by the franchisee-owned purchasing and distribution cooperative known as the National DCP, LLC (the “NDCP”). We have a long-term agreement with the NDCP to provide substantially all of the goods needed to operate a Dunkin’ restaurant in the United States. The NDCP also supplies some international markets. The NDCP aggregates the franchisee demand, sends requests for proposals to approved suppliers, and negotiates contracts for approved items. The NDCP also inventories the items in its seven regional distribution centers and ships products to franchisees at least one time per week. We do not control the NDCP and have only limited contractual rights under our agreement with the NDCP associated with supplier certification and quality assurance and protection of our intellectual property. While the NDCP maintains contingency plans with its approved suppliers and has a contingency plan for its own distribution function to restaurants, our franchisees bear risks associated with the timeliness, solvency, reputation, labor relations, freight costs, price of raw materials, and compliance with health and safety standards of each supplier (including those of our international joint ventures) including, but not limited to, risks associated with contamination to food and beverage products. We have little control over such suppliers. Disruptions in these relationships may reduce franchisee sales and, in turn, our royalty income.
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
As of December 28, 2019, we had 9,143 international restaurants located in 67 foreign countries. The international operations of our franchisees may subject us to additional risks, which differ in each country in which our franchisees operate, and such risks may negatively affect our business or result in a delay in or loss of royalty income to us.
The factors impacting the international markets in which restaurants are located may include:

•	recessionary or expansive trends in international markets;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we or our international joint ventures operate;

•	the imposition of restrictions on currency conversion or the transfer of funds;

•	availability of credit for our franchisees, licensees, and our international joint ventures to finance the development of new restaurants;

•	increases in the taxes paid and other changes in applicable tax laws;

•	legal and regulatory changes and the burdens and costs of local operators’ compliance with a variety of laws, including trade restrictions, tariffs, and data protection requirements;

•	interruption of the supply of product;

•	anti-American sentiment and the identification of the Dunkin’ brand and Baskin-Robbins brand as American brands;

•	political and economic instability; and

•	natural disasters, terrorist threats or activities, and other calamities.
Any or all of these factors may reduce distributions from our international joint ventures or other international partners and royalty income, which in turn may materially and adversely impact our business and operating results.
Termination of an arrangement with a master franchisee could adversely impact our revenues.
Internationally, and in limited cases domestically, we enter into relationships with “master franchisees” to develop and operate restaurants in defined geographic areas. Master franchisees are granted limited exclusivity rights with respect to larger territories than typical franchisees, and in particular cases, expansion after minimum requirements are met is subject to the discretion of the master franchisee. In fiscal years 2019, 2018, and 2017, we derived approximately 8.5%, 8.7%, and 8.9%, respectively, of our total revenues from master franchisee arrangements. The termination of an arrangement with a master franchisee or a lack of expansion by certain master franchisees could result in the delay of the development of franchised restaurants, or an interruption in the operation of one of our brands in a particular market or markets. Any such delay or interruption would result in a delay in, or loss of, royalty income to us whether by way of delayed royalty income or delayed revenues from the sale of ice cream and other products by us to franchisees internationally, or reduced sales. Any interruption in operations due to the termination of an arrangement with a master franchisee similarly could result in lower revenues for us, particularly if we were to determine to close restaurants following the termination of an arrangement with a master franchisee.
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
In certain limited instances, a franchisee may be operating a restaurant pursuant to an unwritten franchise arrangement. Such circumstances may arise where a franchisee arrangement has expired and new or renewal agreements have yet to be executed or where the franchisee has developed and opened a restaurant but has failed to memorialize the franchisor-franchisee relationship in an executed agreement. In certain other limited instances, we may allow a franchisee in good standing to operate domestically pursuant to franchise agreements that have expired in their normal course and have not yet been renewed. As of December 28, 2019, less than 1% of our restaurants were operating without a written agreement. There is a risk that either category of these franchise arrangements may not be enforceable under federal, state, or local laws and regulations prior to correction or if left uncorrected. In these instances, the franchise arrangements may be enforceable on the basis of custom and assent of performance. If the franchisee, however, were to neglect to remit royalty payments in a timely fashion, we may be unable to enforce the payment of such fees which, in turn, may materially and adversely affect our business and operating results. While we generally require franchise arrangements in foreign jurisdictions to be entered into pursuant to written franchise arrangements, subject to certain exceptions, some expired contracts, letters of intent, or oral agreements in existence may not be enforceable under local laws, which could impair our ability to collect royalty income, which in turn may materially and adversely impact our business and operating results.
Our business activities subject us to litigation risk that could affect us adversely by subjecting us to significant money damages and other remedies or by increasing our litigation expense.
In the ordinary course of business, we are the subject of complaints or litigation from franchisees, usually related to alleged breaches of contract or wrongful termination under the franchise arrangements. In addition, we are, from time to time, the subject of complaints or litigation from customers alleging illness, injury, or other food-quality, health, or operational concerns and from suppliers alleging breach of contract. We may also be subject to employee claims based on, among other things, discrimination, harassment, or wrongful termination. Finally, litigation against a franchisee or its affiliates by third parties, whether in the ordinary course of business or otherwise, may include claims against us by virtue of our relationship with the defendant-franchisee. In addition to decreasing the ability of a defendant-franchisee to make royalty payments and diverting management resources, adverse publicity resulting from such allegations may materially and adversely affect us and our brands, regardless of whether such allegations are valid or whether we are liable. Our international operations may be subject to additional risks related to litigation, including difficulties in enforcement of contractual obligations governed by foreign law due to differing interpretations of rights and obligations, compliance with multiple and potentially conflicting laws, new and potentially untested laws and judicial systems, and reduced or diminished protection of intellectual property. A substantial unsatisfied judgment against us or one of our subsidiaries could result in bankruptcy, which could materially and adversely affect our business and operating results.
Our business is subject to various laws and regulations and changes in such laws and regulations, and/or failure to comply with existing or future laws and regulations, could adversely affect us.
We are subject to state franchise registration requirements, the rules and regulations of the Federal Trade Commission (the “FTC”), various state laws regulating the offer and sale of franchises in the United States through the provision of franchise disclosure documents containing certain mandatory disclosures, and certain rules and requirements regulating franchising arrangements in foreign countries. Failure to comply with FTC guidelines or any applicable state laws regulating franchising could reduce anticipated royalty income, which in turn may materially and adversely affect our business and operating results.
Our franchisees are subject to various existing U.S. federal, state, local, and foreign laws affecting the operation of the restaurants including various health, sanitation, fire, and safety standards. Franchisees may in the future become subject to regulation (or further regulation) seeking to tax or regulate high-fat foods, to limit the serving size of beverages containing sugar, to ban the use of certain packaging materials, or requiring the display of detailed nutrition information. Certain of these regulations have already been adopted and further adoption of any of these regulations would be costly to comply with and could result in reduced demand for our products.
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
In connection with the continued operation or remodeling of certain restaurants, franchisees may be required to expend funds to meet U.S. federal, state, local and foreign regulations. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new restaurant in a particular area or cause an existing restaurant to cease operations. All of these situations would decrease sales of an affected restaurant and reduce royalty payments to us with respect to such restaurant.
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
In 2015, the National Labor Relations Board adopted a new and broader standard for determining when two or more otherwise unrelated employers may be found to be a joint employer of the same employees under the National Labor Relations Act. If this joint employer liability standard is upheld or adopted by other government agencies such as the Department of Labor, the Equal Employment Opportunity Commission, and the Occupational Safety and Health Administration or applied generally to franchise relationships, it could cause us to be liable or held responsible for unfair labor practices and other violations of our franchisees and subject us to other liabilities, and require us to conduct collective bargaining negotiations, regarding employees of totally separate, independent employers, most notably our franchisees. In such event, our operating expenses may increase as a result of required modifications to our business practices, increased litigation, governmental investigations or proceedings, administrative enforcement actions, fines and civil liability.
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
We and our franchisees are or may be subject to U.S. and international privacy, data protection, and information security laws and regulations. Such laws and regulations, including the European Union General Data Protection Regulation and the California Consumer Privacy Act, may require companies to give specific types of notice and in some cases seek consent from consumers before collecting or using their data for certain purposes, including some marketing activities, to provide certain consumers with information about our data collection processes and practices, the information we possess about them, and to permit certain consumers to require that we delete information about them or restrict our use of such information. Various federal, state, and international legislative and regulatory bodies may expand current laws or regulations, enact new laws or regulations, or issue revised rules or guidance regarding privacy, data protection, and information security. In response to such changing laws and regulations, we and our franchisees may need to change or limit the way we use information in operating our businesses, which may result in significant costs, and could compromise our or our franchisees’ marketing or growth strategies, any of which may materially and adversely affect our business and operating results.
We are subject to a variety of additional risks associated with our franchisees.
Our franchise system subjects us to a number of additional risks, any one of which may impact our ability to collect royalty payments from our franchisees, may harm the goodwill associated with our brands, or may materially and adversely impact our business and results of operations.
Bankruptcy of U.S. Franchisees. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise arrangements and, to the extent such franchisee is a lessee pursuant to a franchisee lease/sublease with us, payments due under such franchisee lease/sublease. In a franchisee bankruptcy, the bankruptcy trustee may reject its franchise arrangements and franchisee lease/sublease pursuant to Section 365 under the United States bankruptcy code, in which case there would be no further royalty payments or franchisee lease/sublease payments from such franchisee, and there can be no assurance as to the proceeds, if any, that may ultimately be recovered in a bankruptcy proceeding of such franchisee in connection with a damage claim resulting from such rejection.

Franchisee Changes in Control. The franchise arrangements prohibit “changes in control” of a franchisee without our consent as the franchisor, except in the event of the death or disability of a franchisee (if a natural person) or a principal of a franchisee entity. In such event, the executors and representatives of the franchisee are required to transfer the relevant franchise arrangements to a successor franchisee approved by the franchisor. There can be, however, no assurance that any such successor would be found or, if found, would be able to perform the former franchisee’s obligations under such franchise arrangements or successfully operate the restaurant. If a successor franchisee is not found, or if the successor franchisee that is found is not as successful in operating the restaurant as the then-deceased or disabled franchisee or franchisee principal, the sales of the restaurant and accordingly, the royalty payments from the restaurant could be adversely affected.
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
In addition, each franchise agreement has an expiration date. Upon the expiration of the franchise agreement, we or the franchisee (if the franchisee has contractual renewal rights) may, or may not, elect to renew the franchise agreement. If the franchisee agreement is renewed, the franchisee will receive a “successor” franchise agreement for an additional term. Such option, however, is contingent on the franchisee’s execution of the then-current form of franchise agreement (which may include increased royalty payments, advertising fees, and other costs), the satisfaction of certain conditions (including modernization of the restaurant and related operations), and the payment of a renewal fee. If we terminate a franchise agreement or a franchisee is unable or unwilling to satisfy any of the foregoing renewal conditions and, as a result, the franchise agreement expires, our royalty payments could be adversely effected.
Product Liability Exposure. We require franchisees to maintain general liability insurance coverage to protect against the risk of product liability and other risks and demand strict franchisee compliance with health and safety regulations. However, franchisees may receive through the supply chain (from central manufacturing locations (“CMLs”), NDCP, or otherwise), or produce defective food or beverage products, and insurance may not be sufficient to cover their exposure. Regardless, such exposures may adversely impact our brands’ goodwill.
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
Potential Conflicts with Franchisee Organizations. Although we believe our relationship with our franchisees is open and strong, the nature of the franchisor-franchisee relationship can give rise to conflict. In the U.S., our approach is collaborative in that we have established district advisory councils, regional advisory councils, and a national brand advisory council for each of the Dunkin’ brand and the Baskin-Robbins brand. The councils are comprised of franchisees, brand employees, and executives, and they meet to discuss the strengths, weaknesses, challenges, and opportunities facing the brands as well as the rollout of new products and projects. Internationally, our operations are primarily conducted through joint ventures with local licensees, so our relationships are conducted directly with our licensees rather than separate advisory committees. If material disputes with franchisee organizations were to develop in the United States or internationally, it could materially and adversely affect our business and operating results.
Failure to retain our existing senior management team or the inability to attract and retain new qualified personnel could hurt our business and inhibit our ability to operate and grow successfully.
Our success will continue to depend to a significant extent on our executive management team and the ability of other key management personnel to replace departing executives. We may not be able to retain our executive officers and key personnel or attract additional qualified management personnel to replace departing executives. Failure to retain our leadership team and attract and retain other important personnel could lead to ineffective management and operations, which could materially and adversely affect our business and operating results.
Unforeseen weather or other events, including terrorist threats or activities, may disrupt our business.
Unforeseen events, including war, terrorism, and other international, regional, or local instability or conflicts (including labor issues), embargos, public health issues (including tainted food, food-borne illnesses, food tampering, tampering with or failure of water supply or widespread/pandemic illness such as coronavirus, ebola, the avian or H1N1 flu, MERS), and natural disasters such as earthquakes, tsunamis, hurricanes, or other adverse weather and climate conditions, whether occurring in the U.S. or abroad, could disrupt our operations or that of our franchisees or suppliers; or result in political or economic instability. These events could reduce traffic in our restaurants and demand for our products; make it difficult or impossible for our franchisees to receive products from their suppliers; disrupt or prevent our ability to perform functions at the corporate level; and otherwise impede our or our franchisees’ ability to continue business operations in a continuous manner consistent with the level and extent of business activities prior to the occurrence of the unexpected event or events, which in turn may materially and adversely impact our business and operating results.
Risks related to our common stock
Our stock price could be extremely volatile and, as a result, you may not be able to resell your shares at or above the price you paid for them.
Since our initial public offering in July 2011, the closing price of our common stock, as reported by NASDAQ, has ranged from a low of $23.24 on December 15, 2011 to a high of $83.80 on September 4, 2019. The market price of our common stock is likely to continue to be volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our operating performance or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

•	variations in our operating performance and the performance of our competitors;

•	actual or anticipated fluctuations in our quarterly or annual operating results;

•	publication of research reports by securities analysts about us, our competitors, or our industry;

•	negative social media stories about our franchisees' restaurants;

•	our failure or the failure of our competitors to meet analysts’ projections or guidance that we or our competitors may give to the market;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	the passage of legislation or other regulatory developments affecting us or our industry;

•	speculation in the press or investment community;

•	changes in accounting principles;

•	terrorist acts, acts of war, or periods of widespread civil unrest;

•	natural disasters and other calamities; and

•	changes in general market and economic conditions.

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
As of December 28, 2019, we owned 103 properties and leased 943 locations across the U.S. and Canada, substantially all of which we leased or subleased to franchisees. For fiscal year 2019, we generated 9.0%, or $122.7 million, of our total revenue from rental fees from franchisees who lease or sublease their properties from us.
The remaining balance of restaurants selling our products are situated on real property owned by franchisees or leased directly by franchisees from third-party landlords. All international restaurants (other than 13 located in Canada) are situated on real property owned by licensees and their sub-franchisees or leased by licensees and their sub-franchisees directly from a third-party landlord.
As of December 28, 2019, 100% of Dunkin’ and Baskin-Robbins restaurants were owned and operated by franchisees. We have construction and site management personnel who oversee the construction of restaurants by outside contractors. The restaurants are built to our specifications as to exterior style and interior decor. As of December 28, 2019, there were 13,137 Dunkin’ points of distribution, operating in 43 states and the District of Columbia in the U.S. and 40 foreign countries. Baskin-Robbins points of distribution totaled 8,160, operating in 44 U.S. states, the District of Columbia, Puerto Rico, and 51 foreign countries. The following table illustrates domestic and international points of distribution by brand as of December 28, 2019.

Franchised points of distribution
Dunkin’—US*	9,630
Dunkin’—International	3,507
Total Dunkin’*	13,137
Baskin-Robbins—US*	2,524
Baskin-Robbins—International	5,636
Total Baskin-Robbins*	8,160
Total US	12,154
Total International	9,143

*	Combination restaurants, as more fully described below, are considered both a Dunkin’ and a Baskin-Robbins point of distribution.
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
In the U.S., Baskin-Robbins can also be found in 1,348 combination restaurants (“combos”) that also include a Dunkin’ restaurant, and are typically either free-standing or an end-cap. These combos, which we consider both a Dunkin’ and a Baskin-Robbins point of distribution, typically range from 1,400 to 3,500 square feet.
Of the 12,154 U.S. locations, 99 were sites owned by the Company and leased to franchisees, 908 were leased by us, and in turn, subleased to franchisees, with the remainder either owned or leased directly by the franchisee. Our land or land and building leases are generally for terms of ten years to twenty years, and often have one or more five-year or ten-year renewal options. In certain lease agreements, we have the option to purchase, or the right of first refusal to purchase, the real estate. Certain leases require the payment of additional rent equal to a percentage of annual sales in excess of specified amounts.
Of the sites owned or leased by the Company in the U.S., 21 are locations that no longer have a Dunkin’ or Baskin-Robbins restaurant (“surplus properties”). Some of these surplus properties have been sublet to other parties while the remaining are currently vacant.
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

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “DNKN” since July 27, 2011. Prior to that time, there was no public market for our common stock.
On February 20, 2020, we had 1,068 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
The following table contains information regarding purchases of our common stock made during the quarter ended December 28, 2019 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
09/29/19 - 10/26/19	—	$—	—	$195,195,400
10/27/19 - 11/30/19	65,212	75.33	65,212	190,283,000
12/01/19 - 12/28/19	—	—	—	190,283,000
Total	65,212	$75.33	65,212

(1)
On February 5, 2020, our board of directors authorized a new share repurchase program for up to an aggregate of $250.0 million of our outstanding common stock. This repurchase authorization is valid for a period of two years. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The new share repurchase program replaces the existing program adopted in May 2018.

Performance Graph
The following graph depicts the total return to shareholders for the five-year period ended December 28, 2019, relative to the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Consumer Discretionary Sector, a peer group. The graph assumes an investment of $100 in our common stock and each index on December 27, 2014 and the reinvestment of dividends paid since that date. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	12/27/2014	12/26/2015	12/31/2016	12/30/2017	12/29/2018	12/28/2019
Dunkin’ Brands Group, Inc. (DNKN)	$100.00	$102.22	$129.70	$163.12	$163.75	$195.90
S&P 500	$100.00	$98.88	$107.41	$128.27	$119.26	$155.45
S&P Consumer Discretionary	$100.00	$108.77	$113.04	$137.03	$134.89	$173.08

Item 6.	Selected Financial Data.
The following table sets forth our selected historical consolidated financial and other data, and should be read in conjunction with “Management’s discussion and analysis of financial condition and results of operations” and the consolidated financial statements and the related notes thereto appearing elsewhere in this Annual Report on Form 10-K. The selected historical financial data has been derived from our audited consolidated financial statements. Historical results are not necessarily indicative of the results to be expected for future periods. The data in the following table related to adjusted operating income, adjusted net income, points of distribution, comparable store sales growth, systemwide sales, and systemwide sales growth are unaudited for all periods presented. The data for fiscal year 2016 reflects the results of operations for a 53-week period. All other periods presented reflect the results of operations for 52-week periods. As a result of the adoption of guidance related to revenue recognition during fiscal year 2018, prior period information for fiscal years 2017 and 2016 included below has been restated to reflect the new guidance. Prior period information for fiscal year 2015 has not been restated and is, therefore, not comparable to the fiscal year 2019, 2018, 2017, and 2016 information. The Company adopted new guidance for lease accounting in the first quarter of fiscal year 2019 on a modified retrospective transition method and elected the option to not restate comparative periods. See note 2(v) of the notes to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for further disclosure of the impact of the new guidance.

	Fiscal year
	2019	2018(1)	2017(1)	2016(1)	2015(1)
	($ in thousands, except per share data)
Consolidated Statements of Operations Data:
Franchise fees and royalty income	$604,431	578,342	555,206	536,396	513,222
Advertising fees and related income	499,303	493,590	470,984	453,553	—
Rental income	122,671	104,413	104,643	101,020	100,422
Sales of ice cream and other products	91,362	95,197	96,388	100,542	115,252
Sales at company-operated restaurants	—	—	—	11,975	28,340
Other revenues	52,460	50,075	48,330	44,869	53,697
Total revenues	1,370,227	1,321,617	1,275,551	1,248,355	810,933
Amortization of intangible assets	18,454	21,113	21,335	22,079	24,688
Other operating costs and expenses	919,428	901,905	878,999	869,607	426,363
Total operating costs and expenses	937,882	923,018	900,334	891,686	451,051
Net income (loss) of equity method investments(2)	17,517	14,903	15,198	14,552	(41,745)
Other operating income (loss), net	1,188	(1,670)	627	9,381	1,430
Operating income	451,050	411,832	391,042	380,602	319,567
Interest expense, net	(118,477)	(121,548)	(101,110)	(100,270)	(96,341)
Loss on debt extinguishment and refinancing transactions	(13,076)	—	(6,996)	—	(20,554)
Other income (loss), net	(235)	(1,083)	391	(1,195)	(1,084)
Income before income taxes	319,262	289,201	283,327	279,137	201,588
Net income attributable to Dunkin’ Brands	$242,024	229,906	271,209	175,289	105,227
Earnings per share:
Common—basic	$2.92	2.75	2.99	1.91	1.10
Common—diluted	2.89	2.71	2.94	1.89	1.08

	Fiscal year
	2019	2018(1)	2017(1)	2016(1)	2015(1)
	($ in thousands, except per share data or as otherwise noted)
Consolidated Balance Sheet Data:
Total cash, cash equivalents, and restricted cash	$707,977	598,321	1,114,099	431,832	333,115
Total assets	3,920,024	3,456,581	3,937,433	3,227,419	3,197,119
Total debt(3)	3,043,105	3,049,750	3,075,133	2,435,137	2,453,643
Total liabilities	4,508,034	4,169,378	4,191,972	3,574,007	3,417,862
Total stockholders’ deficit	(588,010)	(712,797)	(254,539)	(346,588)	(220,743)
Other Financial Data:
Capital expenditures	$36,762	51,855	21,055	20,826	30,246
Adjusted operating income(4)	470,055	434,593	411,096	402,466	400,477
Adjusted net income(4)	265,122	246,294	190,636	188,407	187,893
Points of Distribution(5):
Dunkin’ U.S.	9,630	9,419	9,141	8,828	8,431
Dunkin’ International	3,507	3,452	3,397	3,430	3,319
Baskin-Robbins U.S.	2,524	2,550	2,560	2,538	2,529
Baskin-Robbins International	5,636	5,491	5,422	5,284	5,078
Total points of distribution	21,297	20,912	20,520	20,080	19,357
Comparable Store Sales Growth (Decline):
Dunkin’ U.S.(6)	2.1%	0.6%	0.6%	1.6%	1.4%
Dunkin’ International(7)	5.7%	2.2%	0.3%	(1.9)%	0.5%
Baskin-Robbins U.S.(6)	0.8%	(0.6)%	0.0%	0.7%	6.1%
Baskin-Robbins International(7)	1.9%	3.8%	(0.1)%	(4.2)%	(1.9)%
Systemwide Sales ($ in millions)(8):
Dunkin’ U.S.	$9,228.5	8,786.8	8,458.7	8,226.1	7,622.9
Dunkin’ International	834.5	775.5	733.6	707.2	678.4
Baskin-Robbins U.S.	615.3	611.9	606.1	603.6	594.8
Baskin-Robbins International	1,496.6	1,459.8	1,348.2	1,307.7	1,273.5
Total systemwide sales	$12,174.9	11,634.0	11,146.6	10,844.6	10,169.6
Systemwide Sales Growth (Decline)(9):
Dunkin’ U.S.	5.0%	3.9%	2.8%	7.9%	6.2%
Dunkin’ International	7.6%	5.7%	3.7%	4.2%	(2.8)%
Baskin-Robbins U.S.	0.6%	1.0%	0.4%	1.5%	6.1%
Baskin-Robbins International	2.5%	8.3%	3.1%	2.7%	(4.6)%
Total systemwide sales growth	4.6%	4.4%	2.8%	6.6%	4.1%

(1)
Prior period information for fiscal years 2017 and 2016 has been restated for the adoption of guidance related to revenue recognition in the first quarter of fiscal year 2018, while prior period information for fiscal year 2015 has not been restated and is, therefore, not comparable to the fiscal year 2019, 2018, 2017, and 2016 information. Prior period information for fiscal years 2018, 2017, 2016, and 2015 has not been restated for the adoption of new guidance related to lease accounting, and is, therefore, not comparable to the fiscal year 2019 information.

(2)	Fiscal year 2015 includes an impairment of our equity method investment in the Japan joint venture of $54.3 million.

(3)
Includes finance lease obligations of $7.7 million, $7.5 million, $7.8 million, $8.1 million, and $8.0 million as of December 28, 2019, December 29, 2018, December 30, 2017, December 31, 2016, and December 26, 2015, respectively.

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

	Fiscal year
	2019	2018	2017(a)	2016(a)	2015(a)
	(Unaudited, $ in thousands)
Operating income	$451,050	411,832	391,042	380,602	319,567
Adjustments:
Amortization of other intangible assets	18,454	21,113	21,335	22,079	24,688
Long-lived asset impairment charges	551	1,648	1,617	149	623
Peterborough plant closure(b)	—	—	—	—	4,075
Transaction-related costs(c)	—	—	—	64	424
Japan joint venture impairment, net(d)	—	—	—	—	53,853
Bertico-related litigation(e)	—	—	(2,898)	(428)	(2,753)
Adjusted operating income(f)	$470,055	434,593	411,096	402,466	400,477
Net income attributable to Dunkin’ Brands	$242,024	229,906	271,209	175,289	105,227
Adjustments:
Amortization of other intangible assets	18,454	21,113	21,335	22,079	24,688
Long-lived asset impairment charges	551	1,648	1,617	149	623
Peterborough plant closure(b)	—	—	—	—	4,075
Transaction-related costs(c)	—	—	—	64	424
Japan joint venture impairment, net(d)	—	—	—	—	53,853
Bertico-related litigation(e)	—	—	(2,898)	(428)	(2,753)
Loss on debt extinguishment and refinancing transactions	13,076	—	6,996	—	20,554
Tax impact of adjustments(g)	(8,983)	(6,373)	(10,820)	(8,746)	(19,044)
Tax impact of legal entity conversion(h)	—	—	—	—	246
Impact of tax reform(i)	—	—	(96,803)	—	—
Adjusted net income	$265,122	246,294	190,636	188,407	187,893

(a)
Prior period information for fiscal years 2017 and 2016 has been restated for the adoption of new guidance related to revenue recognition in the first quarter of fiscal year 2018, while prior period information for fiscal year 2015 has not been restated and is, therefore, not comparable to the fiscal year 2019, 2018, 2017, and 2016 information.

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

(g)
Tax impact of adjustments calculated at a 40% effective tax rate for each of the fiscal years 2017, 2016, and 2015, excluding the Japan joint venture impairment as there was no tax impact related to this charge. Tax impact of adjustments calculated at a 28% effective rate for the fiscal years 2019 and 2018.

(h)	Represents the net tax impact of converting Dunkin’ Brands Canada Ltd. to Dunkin’ Brands Canada ULC.

(i)	Net tax benefit due to the enactment of the Tax Act during fiscal year 2017, consisting primarily of the remeasurement of deferred tax liabilities using the lower enacted corporate tax rate.

(5)	Represents period end points of distribution.

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
The following discussion of our financial condition and results of operations should be read in conjunction with the selected financial data and the audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Discussion and analysis of our financial condition and results of operations for the fiscal year ended December 29, 2018 compared to the fiscal year ended December 30, 2017 is included under the heading Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed with the Securities and Exchange Commission ("SEC") on February 26, 2019.
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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ and Baskin-Robbins brands. With more than 21,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by limited or no table service. As of December 28, 2019, Dunkin’ had 13,137 global points of distribution with restaurants in 43 U.S. states, the District of Columbia and 40 foreign countries. Baskin-Robbins had 8,160 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and 51 foreign countries.
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
Approximately 44% of our revenue for fiscal year 2019 was derived from royalty income and franchise fees. Additionally, advertising fees and related income accounted for approximately 36% of our revenue for fiscal year 2019. Rental income from franchisees that lease or sublease their properties from us accounted for 9% of our revenue for fiscal year 2019. An additional 7% of our revenue for fiscal year 2019 was generated from sales of ice cream and other products to franchisees in certain international markets. The balance of our revenue for fiscal year 2019 consisted of revenue from license fees on products sold in non-franchised outlets, license fees on sales of ice cream and other products to Baskin-Robbins franchisees in the U.S., refranchising gains, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of December 28, 2019, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
Our franchisees fund substantially all of the advertising that supports both brands, including the cost of our marketing, research and development, and innovation personnel. Royalty and advertising fee payments are typically made on a weekly basis for restaurants in the U.S., which limit our working capital needs.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2019 and 2018 reflect the results of operations for the 52-week periods ending on December 28, 2019 and December 29, 2018, respectively.
The Company adopted new lease guidance in the first quarter of fiscal year 2019 using the modified retrospective transition method and elected the option to not restate comparative periods in the year of adoption, including amounts as of December 29,

2018 and for fiscal years ended 2018 and 2017. See note 2(v) to the consolidated financial statements included in Item 8 of Part II of this Form 10-K for further disclosure of the impact of the new guidance.
Selected operating and financial highlights

	Fiscal year
	2019	2018
	($ in thousands)
Total revenues	$1,370,227	1,321,617
Operating income	451,050	411,832
Adjusted operating income	470,055	434,593
Net income	242,024	229,906
Adjusted net income	265,122	246,294
Systemwide sales growth	4.6%	4.4%
Comparable store sales growth (decline):
Dunkin’ U.S.	2.1%	0.6%
Dunkin’ International	5.7%	2.2%
Baskin-Robbins U.S.	0.8%	(0.6)%
Baskin-Robbins International	1.9%	3.8%
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
Fiscal year 2019 compared to fiscal year 2018
Overall growth in systemwide sales of 4.6% for fiscal year 2019 resulted from the following:

•
Dunkin’ U.S. systemwide sales growth of 5.0%, which was the result of 211 net new restaurants opened in fiscal year 2019 and comparable store sales growth of 2.1%. The increase in comparable store sales was driven by an increase in average ticket, offset by a decline in traffic. The increase in average ticket was driven by favorable mix shift to premium-priced espresso and cold brew beverages and breakfast sandwiches, as well as strategic pricing increases, offset by an increase in discounting driven by our national value promotions.

•
Dunkin’ International systemwide sales growth of 7.6% as a result of sales growth in the Middle East, Asia, Europe, South Korea, and Latin America. Sales in South Korea, Latin America, Europe, and the Middle East were negatively impacted by unfavorable foreign exchange rates, while systemwide sales in Asia were positively impacted by favorable foreign exchange rates. On a constant currency basis, systemwide sales for fiscal year 2019 increased by approximately 11%. Dunkin’ International comparable store sales increased 5.7% due to growth across all the regions.

•
Baskin-Robbins U.S. systemwide sales growth of 0.6%, which was the result of comparable store sales growth of 0.8%, offset by 26 net closings during fiscal year 2019. The increase in comparable store sales was driven by an increase in average ticket, offset by a decline in traffic. Sales of the take-home category, cups and cones, and beverages increased while sales of sundaes and desserts decreased during fiscal year 2019.

•
Baskin-Robbins International systemwide sales growth of 2.5%, driven by sales growth in South Korea, the Middle East, Europe, Australia, and Canada, offset by sales declines in Japan and Asia. Sales in South Korea, Australia, Asia, and Europe were negatively impacted by unfavorable foreign exchange rates, while sales in Japan were positively impacted by favorable foreign exchange rates. On a constant currency basis, systemwide sales for fiscal year 2019 increased by approximately 5%. Baskin-Robbins International comparable store sales increased 1.9% due primarily to growth in South Korea, offset by a decline Japan.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings (closings) as of and for the fiscal years ended December 28, 2019 and December 29, 2018 were as follows:

	December 28, 2019	December 29, 2018
Points of distribution, at period end:
Dunkin’ U.S.	9,630	9,419
Dunkin’ International	3,507	3,452
Baskin-Robbins U.S.	2,524	2,550
Baskin-Robbins International	5,636	5,491
Consolidated global points of distribution	21,297	20,912

	Fiscal year
	2019	2018
Net openings (closings), during the period:
Dunkin’ U.S.	211	278
Dunkin’ International	55	55
Baskin-Robbins U.S.	(26)	(10)
Baskin-Robbins International	145	69
Consolidated global net openings	385	392
Total revenues increased $48.6 million, or 3.7%, for fiscal year 2019, due primarily to increases in franchise fees and royalty income of $26.1 million, rental income of $18.3 million, and advertising fees and related income of $5.7 million. The increase in franchise fees and royalty income was driven primarily by Dunkin’ U.S. systemwide sales growth, offset by a decrease in franchise fees due to additional franchisee incentives, including investments to support the Dunkin' U.S. Blueprint for Growth, that are being recognized over the remaining term of each respective franchise agreement. The increase in rental income for fiscal year 2019 was due primarily to the adoption of a new lease accounting standard in the first quarter of fiscal year 2019, which requires gross presentation of certain lease costs that the Company passes through to franchisees. See note 2(v) of the consolidated financial statements for further disclosure of the impact of the new guidance. The increase in advertising fees and related income was driven primarily by Dunkin’ U.S. systemwide sales growth, offset by a decrease in gift card program service fees as a result of additional fees collected in the prior year to cover certain gift card program costs.
Operating income and adjusted operating income increased $39.2 million, or 9.5%, and $35.5 million, or 8.2%, respectively, for fiscal year 2019, due primarily to the increase in royalty income and a decrease in general and administrative expenses, offset by the decrease in franchise fees.
Net income and adjusted net income increased $12.1 million, or 5.3%, and $18.8 million, or 7.6%, respectively, for fiscal year 2019 as a result of the increases in operating income and adjusted operating income, respectively, and an increase in interest income earned on our cash balances, offset by an increase in income tax expense. Net income in fiscal year 2019 was also unfavorably impacted by a $13.1 million loss on debt extinguishment recorded in fiscal year 2019. The increase in income tax expense was driven primarily by excess tax benefits from share-based compensation of $4.7 million in fiscal year 2019 compared to $19.7 million in the prior year and the increase in income in the current year, offset by a valuation allowance recorded on foreign tax credit carryforwards of $1.8 million in the prior year, which was released in fiscal year 2019.
Earnings per share
Earnings per share of common stock and diluted adjusted earnings per share of common stock were as follows:

	Fiscal year
	2019	2018
Earnings per share of common stock:
Common – basic	$2.92	2.75
Common – diluted	2.89	2.71
Diluted adjusted earnings per share of common stock	3.17	2.90

Diluted adjusted earnings per share of common stock is calculated using adjusted net income, as defined above, and diluted weighted-average shares outstanding. Diluted adjusted earnings per share of common stock is not a presentation made in accordance with GAAP, and our use of the term diluted adjusted earnings per share of common stock may vary from similar measures reported by others in our industry due to the potential differences in the method of calculation. Diluted adjusted earnings per share of common stock should not be considered as an alternative to earnings per share of common stock derived in accordance with GAAP. Diluted adjusted earnings per share of common stock has important limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Because of these limitations, we rely primarily on our GAAP results. However, we believe that presenting diluted adjusted earnings per share of common stock is appropriate to provide investors with useful information regarding our historical operating results.
The following table sets forth the computation of diluted adjusted earnings per share:

	Fiscal year
	2019	2018
Adjusted net income	$265,122	246,294
Weighted-average number of common shares–diluted	83,674,613	84,960,791
Diluted adjusted earnings per share of common stock	$3.17	2.90

Results of operations
Fiscal year 2019 compared to fiscal year 2018
Consolidated results of operations

	Fiscal year		Increase (Decrease)
	2019	2018	$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$604,431	578,342	26,089	4.5%
Advertising fees and related income	499,303	493,590	5,713	1.2%
Rental income	122,671	104,413	18,258	17.5%
Sales of ice cream and other products	91,362	95,197	(3,835)	(4.0)%
Other revenues	52,460	50,075	2,385	4.8%
Total revenues	$1,370,227	1,321,617	48,610	3.7%
Total revenues increased $48.6 million, or 3.7%, in fiscal year 2019, due primarily to increases in franchise fees and royalty income, rental income, advertising fees and related income, and other revenues, offset by a decrease in sales of ice cream and other products. The increase in franchise fees and royalty income was driven primarily by Dunkin’ U.S. systemwide sales growth, offset by additional franchisee incentives, including investments to support the Dunkin' U.S. Blueprint for Growth, that are being recognized over the remaining term of each respective franchise agreement. The increase in rental income was due primarily to the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(v) of the consolidated financial statements for further disclosure of the impact of the new guidance. The increase in advertising fees and related income was driven primarily by Dunkin’ U.S. systemwide sales growth, offset by a decrease in gift card program service fees as a result of additional fees collected in the prior fiscal year to cover certain gift card program costs. The increase in other revenues was driven primarily by an increase in license fees related to Dunkin’ K-Cup® pods and retail packaged coffee.

	Fiscal year		Increase (Decrease)
	2019	2018	$	%
	(In thousands, except percentages)
Occupancy expenses – franchised restaurants	$79,244	58,102	21,142	36.4%
Cost of ice cream and other products	75,771	77,412	(1,641)	(2.1)%
Advertising expenses	506,755	498,019	8,736	1.8%
General and administrative expenses	238,678	246,792	(8,114)	(3.3)%
Depreciation and amortization	36,883	41,045	(4,162)	(10.1)%
Long-lived asset impairment charges	551	1,648	(1,097)	(66.6)%
Total operating costs and expenses	$937,882	923,018	14,864	1.6%
Net income of equity method investments	17,517	14,903	2,614	17.5%
Other operating income (loss), net	1,188	(1,670)	2,858	n/m
Operating income	$451,050	411,832	39,218	9.5%
Occupancy expenses for franchised restaurants for fiscal year 2019 increased $21.1 million, or 36.4%, resulting primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(v) of the consolidated financial statements. The new standard requires gross presentation of certain lease costs that the Company passes through to franchisees, and also resulted in amortization of certain lease intangible assets, which were previously recorded within amortization of other intangible assets in the consolidated statements of operations, being recorded within occupancy expenses—franchised restaurants in the consolidated statements of operations in fiscal year 2019.
Net margin on ice cream products decreased $2.2 million for fiscal year 2019 to $15.6 million due primarily to a decrease in sales volume.
Advertising expenses increased $8.7 million for fiscal year 2019 driven primarily by the increase in advertising fees and related income.
General and administrative expenses decreased $8.1 million, or 3.3%, in fiscal year 2019 due primarily to a decrease in personnel costs as well as a decrease in legal expenses, including a recovery of fees in the third quarter of fiscal year 2019. Also contributing to the decrease in general and administrative expenses were expenses incurred in fiscal year 2018 in connection with our 2018 Global Convention and to support the Dunkin' U.S. Blueprint for Growth investments. Offsetting these decreases in general and administrative expenses were increases in costs to support brand-building activities and increases in bad debt expense and professional fees.
Depreciation and amortization decreased $4.2 million for fiscal year 2019 resulting primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019, which resulted in amortization of certain lease intangible assets, which was previously recorded within amortization of other intangible assets in the consolidated statements of operations, being recorded within occupancy expenses—franchised restaurants in the consolidated statements of operations in fiscal year 2019. Also contributing to the decrease in depreciation and amortization was a decrease in depreciation as assets become fully depreciated.
Long-lived asset impairment charges decreased $1.1 million from the prior fiscal year. Such charges generally fluctuate based on the timing of lease terminations and the related write-off of favorable lease intangible assets and leasehold improvements.
Net income of equity method investments increased $2.6 million for fiscal year 2019 due primarily to an increase in net income from our South Korea joint venture.
Other operating income (loss), net, which includes net gains and losses recognized in connection with the sale or disposal of property, equipment, and software, fluctuates based on the timing of such transactions.

	Fiscal year		Increase (Decrease)
	2019	2018	$	%
	(In thousands, except percentages)
Interest expense, net	$118,477	121,548	(3,071)	(2.5)%
Loss on debt extinguishment and refinancing transactions	13,076	—	13,076	100.0%
Other loss (income), net	235	1,083	(848)	(78.3)%
Total other expense	$131,788	122,631	9,157	7.5%
The decrease in net interest expense for fiscal year 2019 of $3.1 million was driven primarily by increases in interest income earned on our cash balances, as well as increases in interest capitalized during the acquisition period of certain capital assets, offset by the impact of a securitization refinancing transaction completed during the second quarter of fiscal year 2019, resulting in increased interest expense due to an increase in the weighted-average interest rate.
The loss on debt extinguishment and refinancing transactions for fiscal year 2019 of $13.1 million was due to the write-off of debt issuance costs in conjunction with the securitization refinancing transaction completed during the second quarter of fiscal year 2019.
The fluctuation in other loss (income), net, for fiscal year 2019 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Fiscal year
	2019	2018
	(In thousands, except percentages)
Income before income taxes	$319,262	289,201
Provision for income taxes	77,238	59,295
Effective tax rate	24.2%	20.5%
The increase in the effective tax rate compared to the prior fiscal year resulted primarily from excess tax benefits from share-based compensation of $4.7 million for fiscal year 2019 compared to $19.7 million in the prior year, offset by a valuation allowance recorded on foreign tax credit carryforwards of $1.8 million in the prior fiscal year, which was released in fiscal year 2019.
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
For reconciliations to total revenues and income before income taxes, see note 11 to our consolidated financial statements. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, allocation of the consideration from sales of ice cream and other products to royalty income as consideration for the use of the franchise license and certain franchisee incentives are not reflected within segment revenues, but have no impact to total revenues for any segment.
Dunkin’ U.S.

	Fiscal year		Increase (Decrease)
	2019	2018	$	%
	(In thousands, except percentages)
Royalty income	$510,378	483,883	26,495	5.5%
Franchise fees	13,498	18,029	(4,531)	(25.1)%
Rental income	118,227	100,913	17,314	17.2%
Other revenues	3,991	3,985	6	0.2%
Total revenues	$646,094	606,810	39,284	6.5%
Segment profit	$490,193	466,094	24,099	5.2%
Dunkin’ U.S. revenues increased $39.3 million for fiscal year 2019 due primarily to an increase in royalty income driven by systemwide sales growth, as well as an increase in rental income. Offsetting these increases was a decrease in franchise fees due primarily to additional franchisee incentives, including investments to support the Dunkin' U.S. Blueprint for Growth, that are being recognized over the remaining term of each respective franchise agreement. The increase in rental income resulted primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(v) to the consolidated financial statements for further disclosure of the impact of the new guidance.
Dunkin’ U.S. segment profit increased $24.1 million for fiscal year 2019 due primarily to the increase in royalty income, as well as a decrease in general and administrative expenses due primarily to expenses incurred in fiscal year 2018 to support the Dunkin' U.S. Blueprint for Growth investments and a decrease in personnel costs, offset by decreases in franchise fees and rental margin. The decrease in rental margin was due primarily to amortization of certain lease intangible assets, previously recorded within amortization, now included within occupancy expenses—franchised restaurants in conjunction with the adoption of the new lease accounting standard in the first quarter of fiscal year 2019.
Dunkin’ International

	Fiscal year		Increase (Decrease)
	2019	2018	$	%
	(In thousands, except percentages)
Royalty income	$23,027	20,111	2,916	14.5%
Franchise fees	3,302	2,196	1,106	50.4%
Other revenues	419	34	385	1,132.4%
Total revenues	$26,748	22,341	4,407	19.7%
Segment profit	$18,065	14,398	3,667	25.5%
Dunkin’ International revenues increased $4.4 million for fiscal year 2019 due primarily to an increase in royalty income driven by systemwide sales growth and a recovery of prior period royalties, as well as an increase in franchise fees due primarily to additional deferred revenue recognized in the current fiscal year upon closure of certain international markets, offset by additional franchisee incentives to support brand-building activities in certain international markets.

Dunkin’ International segment profit increased $3.7 million for fiscal year 2019 primarily as a result of the increase in revenues and favorable results from our South Korea joint venture compared to the prior year, offset by an increase in general and administrative expenses due primarily to an increase in bad debt expense.
Baskin-Robbins U.S.

	Fiscal year		Increase (Decrease)
	2019	2018	$	%
	(In thousands, except percentages)
Royalty income	$29,386	29,375	11	0.0%
Franchise fees	1,403	1,276	127	10.0%
Rental income	3,564	2,971	593	20.0%
Sales of ice cream and other products	3,543	3,261	282	8.6%
Other revenues	10,235	10,535	(300)	(2.8)%
Total revenues	$48,131	47,418	713	1.5%
Segment profit	$29,932	31,958	(2,026)	(6.3)%
Baskin-Robbins U.S. revenues increased for fiscal year 2019 due primarily to increases in rental income, sales of ice cream and other products, and franchise fees, offset by a decrease in other revenues driven by a decrease in licensing income. The increase in rental income resulted primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(v) to the consolidated financial statements for further disclosure of the impact of the new guidance.
Baskin-Robbins U.S. segment profit decreased $2.0 million for fiscal year 2019 primarily as a result of an increase in general and administrative expenses driven primarily by an increase in costs incurred in fiscal year 2019 to support brand-building activities and an increase in bad debt expense, as well as the decrease in other revenues, offset by the increase in franchise fees.
Baskin-Robbins International

	Fiscal year		Increase (Decrease)
	2019	2018	$	%
	(In thousands, except percentages)
Royalty income	$7,658	7,532	126	1.7%
Franchise fees	1,194	844	350	41.5%
Rental income	880	529	351	66.4%
Sales of ice cream and other products	102,696	106,284	(3,588)	(3.4)%
Other revenues	(52)	178	(230)	(129.2)%
Total revenues	$112,376	115,367	(2,991)	(2.6)%
Segment profit	$40,077	36,189	3,888	10.7%
Baskin-Robbins International revenues decreased $3.0 million for fiscal year 2019 due primarily to decreases in sales of ice cream and other products and other revenues, offset by increases in rental income and franchise fees. The increase in rental income resulted primarily from the adoption of the new lease accounting standard in the first quarter of fiscal year 2019. See note 2(v) of the consolidated financial statements for further disclosure of the impact of the new guidance.
Baskin-Robbins International segment profit increased $3.9 million for fiscal year 2019 due primarily to an increase in net income from our South Korea and Japan joint ventures and a decrease in general and administrative expenses. The decrease in general and administrative expense resulted primarily from decreases in consulting fees and personnel costs, offset by an increase in advertising expenses.

U.S Advertising Funds

	Fiscal year		Increase (Decrease)
	2019	2018	$	%
	(In thousands, except percentages)
Advertising fees and related income	$473,644	454,608	19,036	4.2%
Total revenues	$473,644	454,608	19,036	4.2%
Segment profit	$—	—	—	—%
The increase in U.S. Advertising Funds revenues for fiscal year 2019 was due primarily to Dunkin’ U.S. systemwide sales growth. Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit.
Liquidity and capital resources
As of December 28, 2019, we held $621.2 million of cash and cash equivalents and $85.6 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $242.2 million of cash held for advertising funds and reserved for gift card/certificate programs. In addition, as of December 28, 2019, we had a borrowing capacity of $116.9 million under our $150.0 million 2019 Variable Funding Notes (as defined below).
Operating, investing, and financing cash flows
Fiscal year 2019 compared to fiscal year 2018
Net cash provided by operating activities was $297.7 million during fiscal year 2019, as compared to $269.0 million in fiscal year 2018. The $28.8 million increase in operating cash flows was driven primarily by an increase in pre-tax net income related to operating activities, excluding non-cash items, as well as decreases in incentive compensation payments and cash paid for interest on our long-term debt, offset by unfavorable cash flows related to our gift card program due primarily to the timing of holidays and a decrease in operating cash flows resulting from other changes in working capital.
Net cash used in investing activities was $35.5 million during fiscal year 2019, as compared to $51.8 million in fiscal year 2018. The $16.3 million decrease in investing cash outflows was driven primarily by a decrease in capital expenditures of $15.1 million, due primarily to higher investments in technology infrastructure to support the Dunkin' U.S. Blueprint for Growth in the prior fiscal year.
Net cash used in financing activities was $152.6 million during fiscal year 2019, as compared to $732.4 million in fiscal year 2018. The $579.7 million decrease in financing cash outflows was driven primarily by incremental cash used in the prior fiscal year for repurchases of common stock of $650.7 million, as well as the favorable impact of cash used in debt-related activities of $6.6 million compared to the prior fiscal year. Offsetting these decreases in financing cash outflows was incremental cash generated from the exercise of stock options in the prior year period of $64.6 million, as well as an increase in cash used to pay quarterly dividends on common stock of $9.3 million, and cash used to settle tax withholding obligations upon vesting of certain equity awards of $3.7 million. The favorable impact of cash used in debt-related activities was driven by proceeds from the issuance of long-term debt, net of debt repayment and payment of debt issuance and other debt-related costs.
Adjusted operating and investing cash flow
Fiscal year 2019 compared to fiscal year 2018
Net cash provided by operating activities for fiscal years 2019 and 2018 included net cash inflows of $34.9 million and $31.6 million, respectively, related to advertising funds and gift card/certificate programs. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $227.3 million and $185.5 million of adjusted operating and investing cash flow during fiscal years 2019 and 2018, respectively. The increase in adjusted operating and investing cash flow from fiscal year 2018 to 2019 was due primarily to an increase in pre-tax net income related to operating activities, excluding non-cash items, the decrease in capital expenditures, and the decreases in incentive compensation payments and cash paid for interest on our long-term debt, offset by other changes in working capital.
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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Fiscal year
	2019	2018
Net cash provided by operating activities	$297,734	268,955
Less: Increase in cash held for advertising funds and gift card/certificate programs	(34,910)	(31,583)
Less: Net cash used in investing activities	(35,492)	(51,835)
Adjusted operating and investing cash flow	$227,332	185,537
Borrowing capacity
As of December 28, 2019, our securitized financing facility included original borrowings of approximately $1.40 billion, $1.70 billion, and $150.0 million related to the 2017 Class A-2 Notes (as defined below), 2019 Class A-2 Notes (as defined below), and the 2019 Variable Funding Notes (as defined below), respectively. As of December 28, 2019, there was approximately $3.06 billion of total principal outstanding on the 2017 Class A-2 Notes and 2019 Class A-2 Notes, while there was $116.9 million in available commitments under the 2019 Variable Funding Notes as $33.1 million of letters of credit were outstanding.
In April 2019, DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of Dunkin’ Brands Group, Inc. (“DBGI”), issued Series 2019-1 3.787% Fixed Rate Senior Secured Notes, Class A-2-I (the “2019 Class A-2-I Notes”) with an initial principal amount of $600.0 million, Series 2019-1 4.021% Fixed Rate Senior Secured Notes, Class A-2-II (the “2019 Class A-2-II Notes”) with an initial principal amount of $400.0 million, and Series 2019-1 4.352% Fixed Rate Senior Secured Notes, Class A-2-III (the “2019 Class A-2-III Notes”, and together with the 2019 Class A-2-I Notes and 2019 Class A-2-II Notes, the “2019 Class A-2 Notes”) with an initial principal amount of $700.0 million. In addition, the Master Issuer issued Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019 Variable Funding Notes” and, together with the 2019 Class A-2 Notes, the “2019 Notes”), which allow for the issuance of up to $150.0 million of 2019 Variable Funding Notes and certain other credit instruments, including letters of credit.
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
The 2017 Notes and 2019 Notes were each issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the 2017 Class A-2 Notes and 2019 Notes and that have pledged substantially all of their assets to secure the 2017 Class A-2 Notes and 2019 Notes.
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
As of December 28, 2019, we had a Net Debt to Adjusted EBITDA ratio of 4.8 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the fiscal year ended December 28, 2019, respectively (in thousands):

December 28, 2019
Principal outstanding under 2017 Class A-2 Notes	$1,372,000
Principal outstanding under 2019 Class A-2 Notes	1,691,500
Other notes payable	1,250
Total finance lease obligations	7,739
Less: cash and cash equivalents	(621,152)
Less: restricted cash, current	(85,644)
Plus: cash held for gift card/certificate programs	185,462
Net Debt	$2,551,155

Fiscal year 2019
Net income	$242,024
Interest expense	128,411
Income tax expense	77,238
Depreciation and amortization(a)	36,883
Impairment charges	551
EBITDA	485,107
Adjustments:
Share-based compensation expense(a)	12,961
Loss on debt extinguishment and refinancing transactions	13,076
Decrease in deferred revenue related to franchise and licensing agreements(b)	(1,774)
Other(c)	23,237
Total adjustments	47,500
Adjusted EBITDA	$532,607

(a)	Amounts exclude depreciation and share-based compensation of $5.5 million and $1.1 million, respectively, related to U.S. Advertising Funds.

(b)	Amount excludes incentives paid to franchisees, primarily related to the Dunkin’ U.S. Blueprint for Growth.

(c)
Represents costs and fees associated with various franchisee-related investments, including investments in the Dunkin’ U.S. Blueprint for Growth, bank fees, legal reserves, and other non-cash gains and losses.

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
Off balance sheet obligations
We have entered into various agreements with suppliers of franchisee products, the majority of which contain guarantees by the Company related to franchisees' purchases of certain volumes of products over specified periods. Our guarantees decrease as franchisees purchase products over the respective terms of the agreements. The guarantees have varying terms, many of which are one year or less, and the latest of which expires in 2022. As of December 28, 2019, we were contingently liable under such supply chain agreements for approximately $100.9 million. We assess the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an inconsequential amount of reserves related to supply chain guarantees as of December 28, 2019.
Contractual obligations
The following table sets forth our contractual obligations as of December 28, 2019:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(1)	$3,888.2	154.0	304.3	1,407.7	2,022.2
Finance lease obligations	18.2	1.6	3.2	3.0	10.4
Operating lease obligations	559.1	53.6	109.3	92.2	304.0
Short and long-term obligations(2)	4.1	4.1	—	—	—
Total(3)(4)(5)	$4,469.6	213.3	416.8	1,502.9	2,336.6

(1)
Amounts include scheduled principal payments on long-term debt, as well as estimated interest of $122.9 million, $242.0 million, $220.4 million, and $238.2 million for less than 1 year, 1-3 years, 3-5 years, and more than 5 years, respectively. Amounts due under the Indenture are reflected through the Anticipated Repayment Dates as described further above in “Liquidity and capital resources.”

(2)
Amounts include obligations to former employees under severance agreements. Excluded from these amounts are any payments that may be required related to pending litigation, as more fully described in note 16(d) to our consolidated financial statements, as the amount and timing of cash requirements, if any, are uncertain. Additionally, liabilities to employees and former employees under deferred compensation arrangements totaling $7.2 million are excluded from the table above, as timing of payment is uncertain.

(3)
We have entered into various agreements with suppliers of franchisee products, the majority of which contain guarantees by the Company related to franchisees' purchases of certain volumes of products over specified periods. As of December 28, 2019, we were contingently liable under such supply chain agreements for approximately $100.9 million, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, we accrued an inconsequential amount of reserves related to supply chain commitments as of December 28, 2019, which are discussed further above in “Off balance sheet obligations.”Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(4)
We are guarantors of and are contingently liable for certain lease arrangements primarily as the result of assigning our interest. As of December 28, 2019, we were contingently liable for $2.1 million under these guarantees. Additionally, in certain cases, we issue guarantees to financial institutions so that franchisees can obtain financing. If all outstanding guarantees came due as of December 28, 2019, we would be liable for approximately $1.5 million. Such amounts are not included in the table above as timing of payment, if any, is uncertain.

(5)
Income tax liabilities for uncertain tax positions and gift card/certificate liabilities are excluded from the table above as we are not able to make a reasonably reliable estimate of the amount and period of related future payments. As of December 28, 2019, we had a liability for uncertain tax positions, including accrued interest and penalties thereon, of $2.1 million. As of December 28, 2019, we had a gift card/certificate liability of $248.1 million and a gift card breakage liability of $0.7 million (see note 2(n) of the notes to the consolidated financial statements).

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
Lease accounting
In fiscal year 2019, we adopted new guidance for lease accounting and elected the option to not restate comparative periods in the year of adoption, including amounts as of December 29, 2018 and for fiscal years 2018 and 2017. Under the new guidance, we determine if an arrangement is a lease at inception or modification of a contract and classify each lease as either an operating or finance lease at commencement, resulting in the recognition of lease assets and liabilities for the majority of our leases. Finance and operating lease assets represent our right to use an underlying asset as lessee for the lease term, and lease obligations represent our obligation to make lease payments arising from the lease. These assets and obligations are recognized at the lease commencement date based on the present value of lease payments, net of incentives, over the lease term.
Significant judgment is required in determining our incremental borrowing rate and the expected lease term, both of which impact the determination of lease classification and the present value of lease payments. Generally, our lease contracts do not provide a readily determinable implicit rate and, therefore, we use an estimated incremental borrowing rate as of the lease commencement date in determining the present value of lease payments. The estimated incremental borrowing rate reflects considerations such as market rates for our outstanding collateralized debt, interpolations of rates for leases with terms that differ from our outstanding debt, and market rates for debt of companies with similar credit ratings. Our lease terms, as both lessee and lessor, include option periods to extend or terminate the lease when it is reasonably certain that those options will be exercised, which are generally through the end of the related franchise agreement term. Given the significant operating lease assets and liabilities recorded, changes in the estimates made by management or the underlying assumptions could have a material impact on our consolidated financial statements.

Revenue recognition
Revenue is recognized in accordance with a five-step revenue model, as follows: identifying the contract with the customer; identifying the performance obligations in the contract; determining the transaction price; allocating the transaction price to the performance obligations; and recognizing revenue when (or as) the entity satisfies a performance obligation.
In applying this five-step model, we have made significant judgments in identifying the promised goods or services in our contracts with franchisees and licensees that are distinct and which represent separate performance obligations. Generally, we have determined that the franchise license granted for each individual restaurant within an arrangement represents a single performance obligation. Therefore, all consideration within the contract is allocated to each individual restaurant, including initial franchise fees, market entry fees, royalty income, continuing advertising fees, franchisee incentives, renewal income, and transfer fees. Additionally, for certain Baskin-Robbins international markets, we have determined that a performance obligation exists related to the distribution of ice cream and other products, which is separate from the franchise license. Therefore, a portion of the consideration from the sales of ice cream and other products is allocated to the franchise license for those Baskin-Robbins international markets that do not pay a royalty. Similar judgments are made in identifying separate performance obligations for other contracts with customers, including licensing arrangements with third-parties.
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
In the event we were to determine that the carrying value of a trade name would more likely than not exceed its fair value or that a reporting unit’s carrying value would more likely than not exceed its fair value, quantitative testing would be performed. We have selected the first day of our fiscal third quarter as the date on which to perform our annual impairment test for all indefinite-lived intangible assets. We also test for impairment whenever events or circumstances indicate that the fair value of such indefinite-lived intangibles has been impaired. We determined that it was more likely than not that the fair value of our reporting units and trade names were greater than their carrying amounts as of the most recent qualitative analysis date. No impairment of indefinite-lived intangible assets was recorded during fiscal years 2019, 2018, or 2017.
Income taxes
Our major tax jurisdiction subject to income tax is the U.S. The majority of our U.S. legal entities are limited liability companies (“LLCs”), which are single member entities that are treated as disregarded entities and included as part of our consolidated federal income tax return. We have subsidiaries in multiple foreign jurisdictions that file separate tax returns in their respective countries and local jurisdictions, as required. On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act requires a U.S. shareholder of a foreign corporation to include global intangible low-taxed income ("GILTI") in taxable income resulting in an incremental tax on foreign income. Our accounting policy is to record any tax on GILTI in the provision for income taxes in the year it is incurred.
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
Recently Issued Accounting Standards
See note 2(v) of the notes to the consolidated financial statements included in Item 8 of this Form 10-K for a detailed description of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Foreign exchange risk
We are subject to inherent risks attributed to operating in a global economy. Most of our revenues, costs, and debts are denominated in U.S. dollars. However, royalty income from our international franchisees is payable in U.S. dollars, and is generally based on a percentage of franchisee gross sales denominated in the foreign currency of the country in which the point of distribution is located, and is therefore subject to foreign currency fluctuations. Additionally, our investments in, and equity income from, joint ventures are denominated in foreign currencies, and are therefore also subject to foreign currency fluctuations. For fiscal year 2019, a 5% change in foreign currencies relative to the U.S. dollar would have had an approximately $1.5 million impact on international royalty income and an approximately $0.9 million impact on equity in net income of joint ventures. Additionally, a 5% change in foreign currencies as of December 28, 2019 would have had a $7.7 million impact on the carrying value of our investments in joint ventures. In the future, we may consider the use of derivative financial instruments, such as forward contracts, to manage foreign currency exchange rate risks.

Item 8.	Financial Statements and Supplementary Data.
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Dunkin’ Brands Group, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dunkin’ Brands Group, Inc. and subsidiaries (the Company) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three‑year period ended December 28, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2(v) to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018 due to the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of Cumulative Breakage Related to Dunkin’ Gift Cards
As discussed in Note 2(n) to the consolidated financial statements, the Company estimates the likelihood of gift card redemption in order to determine its gift card liability and the amount of revenue that should be recognized from unredeemed gift cards (“breakage”). For gift cards enrolled in the Company’s Dunkin’ loyalty program, breakage is estimated and recognized at the point in time when the likelihood of redemption of any remaining card balance becomes remote, generally after a certain period of inactivity. For gift cards not enrolled in the Company’s Dunkin’ loyalty program, the Company makes certain assumptions to estimate redemption patterns and the rates at which breakage will occur, including:

•	Whether the gift cards have redemption patterns similar to those enrolled in the Company’s Dunkin’ loyalty program

•	Expected redemption patterns for newly activated and reloaded gift cards

We identified the evaluation of the Company’s estimate of cumulative breakage related to Dunkin’ gift cards not enrolled in the Dunkin’ loyalty program as a critical audit matter. There was a high degree of auditor judgment required to evaluate the underlying key assumptions used by the Company to estimate the redemption patterns and rates of breakage.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s gift card liability estimation process, including controls related to the development and analysis of breakage rates and the underlying data utilized. We compared the Company’s cumulative breakage estimate to independently calculated amounts utilizing actual historical redemption activity and independently determined forecasted redemption patterns. We also performed a comparison of the rates of breakage utilized in prior periods to the rates utilized in the current period.
Evaluation of the Incremental Borrowing Rates Used to Calculate Operating Lease Assets and Liabilities upon the Adoption of Accounting Standards Codification Topic 842, Leases
As discussed in Note 2(v) to the consolidated financial statements, the Company adopted ASC Topic 842, Leases on December 30, 2018. ASC Topic 842 requires, among other things, a lessee to recognize operating lease assets and operating lease liabilities for operating leases with a lease term greater than 12 months. In order to calculate the present value of the lease payments used to record the operating lease assets and liabilities upon transition, the Company estimated incremental borrowing rates based on the remaining lease terms as of the adoption date. The Company’s estimated incremental borrowing rates reflect considerations such as market rates for the Company’s outstanding collateralized debt, interpolations of rates for leases with terms that differ from the Company’s outstanding debt, and market rates for debt of companies with similar credit ratings. As a result of the adoption of ASC Topic 842, the Company recorded $388.8 million of operating lease assets and $435.1 million of operating lease liabilities in the consolidated balance sheet.
We identified the evaluation of the incremental borrowing rates used to calculate operating lease assets and liabilities recorded upon the adoption of ASC Topic 842 as a critical audit matter. There was a high degree of auditor judgment in evaluating the Company’s estimated incremental borrowing rates due to the sensitivity of the present value of the lease payments to possible changes in the estimated incremental borrowing rates.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process to determine the incremental borrowing rates utilized in the calculation of operating lease assets and liabilities recorded upon the adoption of ASC Topic 842. We involved valuation professionals with specialized skills and knowledge who assisted in:

•	Evaluating the methodology used to estimate the incremental borrowing rates;

•	Evaluating the Company’s use of market rates of its outstanding collateralized debt as of the adoption date as an input to estimate the incremental borrowing rates; and

•
Creating independent estimates of incremental borrowing rates using a combination of a benchmark yield curve and market rates for the Company’s outstanding collateralized debt and compared the results to the Company’s estimated incremental borrowing rates.

/s/ KPMG LLP
We have served as the Company's auditor since 2005.

Boston, Massachusetts
February 24, 2020

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$621,152	517,594
Restricted cash	85,644	79,008
Accounts receivable, net	76,019	75,963
Notes and other receivables, net	57,174	64,412
Prepaid income taxes	16,701	27,005
Prepaid expenses and other current assets	50,611	49,491
Total current assets	907,301	813,473
Property, equipment, and software, net	223,120	209,202
Operating lease assets	371,264	—
Equity method investments	154,812	146,395
Goodwill	888,286	888,265
Other intangible assets, net	1,302,721	1,334,767
Other assets	72,520	64,479
Total assets	$3,920,024	3,456,581
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$31,150	31,650
Operating lease liabilities	35,863	—
Accounts payable	89,413	80,037
Deferred revenue	39,950	38,541
Other current liabilities	386,050	389,353
Total current liabilities	582,426	539,581
Long-term debt, net	3,004,216	3,010,626
Operating lease liabilities	380,647	—
Deferred revenue	324,854	331,980
Deferred income taxes, net	197,673	204,027
Other long-term liabilities	18,218	83,164
Total long-term liabilities	3,925,608	3,629,797
Commitments and contingencies (note 16)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 82,835,830 shares issued and 82,834,830 shares outstanding at December 28, 2019; 82,587,373 shares issued and 82,560,596 shares outstanding at December 29, 2018	83	82
Additional paid-in capital	561,345	642,017
Treasury stock, at cost; 1,000 shares and 26,777 shares at December 28, 2019 and December 29, 2018, respectively	(64)	(1,060)
Accumulated deficit	(1,129,565)	(1,338,709)
Accumulated other comprehensive loss	(19,809)	(15,127)
Total stockholders’ deficit	(588,010)	(712,797)
Total liabilities and stockholders’ deficit	$3,920,024	3,456,581

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Revenues:
Franchise fees and royalty income	$604,431	578,342	555,206
Advertising fees and related income	499,303	493,590	470,984
Rental income	122,671	104,413	104,643
Sales of ice cream and other products	91,362	95,197	96,388
Other revenues	52,460	50,075	48,330
Total revenues	1,370,227	1,321,617	1,275,551
Operating costs and expenses:
Occupancy expenses—franchised restaurants	79,244	58,102	60,301
Cost of ice cream and other products	75,771	77,412	77,012
Advertising expenses	506,755	498,019	476,157
General and administrative expenses	238,678	246,792	243,828
Depreciation	18,429	19,932	20,084
Amortization of other intangible assets	18,454	21,113	21,335
Long-lived asset impairment charges	551	1,648	1,617
Total operating costs and expenses	937,882	923,018	900,334
Net income of equity method investments	17,517	14,903	15,198
Other operating income (loss), net	1,188	(1,670)	627
Operating income	451,050	411,832	391,042
Other income (expense), net:
Interest income	9,934	7,200	3,313
Interest expense	(128,411)	(128,748)	(104,423)
Loss on debt extinguishment and refinancing transactions	(13,076)	—	(6,996)
Other income (loss), net	(235)	(1,083)	391
Total other expense, net	(131,788)	(122,631)	(107,715)
Income before income taxes	319,262	289,201	283,327
Provision for income taxes	77,238	59,295	12,118
Net income	242,024	229,906	271,209
Earnings per share:
Common—basic	$2.92	2.75	2.99
Common—diluted	2.89	2.71	2.94
See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income	$242,024	229,906	271,209
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax benefit (expense) of $(10), $93, and $(621) for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively	(4,534)	(6,223)	14,824
Effect of interest rate swaps, net of deferred tax benefit of $778 for the fiscal year ended December 30, 2017	—	—	(1,144)
Other, net	(148)	631	658
Total other comprehensive income (loss), net	(4,682)	(5,592)	14,338
Comprehensive income	$237,342	224,314	285,547

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficit
(In thousands)

	Stockholders’ deficit
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at December 31, 2016	91,293	$91	807,492	(1,060)	(1,129,238)	(23,873)	(346,588)
Net income	—	—	—	—	271,209	—	271,209
Other comprehensive income, net	—	—	—	—	—	14,338	14,338
Exercise of stock options	1,158	1	36,494	—	—	—	36,495
Dividends paid on common stock ($1.29 per share)	—	—	(117,003)	—	—	—	(117,003)
Share-based compensation expense	46	—	14,926	—	—	—	14,926
Repurchases of common stock	—	—	—	(127,186)	—	—	(127,186)
Retirement of treasury stock	(2,271)	(2)	(18,861)	127,186	(108,323)	—	—
Other	28	—	1,066	—	(1,796)	—	(730)
Balance at December 30, 2017	90,254	90	724,114	(1,060)	(968,148)	(9,535)	(254,539)
Net income	—	—	—	—	229,906	—	229,906
Other comprehensive loss, net	—	—	—	—	—	(5,592)	(5,592)
Exercise of stock options	2,721	3	95,177	—	—	—	95,180
Dividends paid on common stock ($1.39 per share)	—	—	(114,828)	—	—	—	(114,828)
Share-based compensation expense	61	—	14,879	—	—	—	14,879
Repurchases of common stock	—	—	—	(680,368)	—	—	(680,368)
Retirement of treasury stock	(10,629)	(11)	(81,160)	680,368	(599,197)	—	—
Other	30	—	3,835	—	(1,270)	—	2,565
Balance at December 29, 2018	82,437	82	642,017	(1,060)	(1,338,709)	(15,127)	(712,797)
Net income	—	—	—	—	242,024	—	242,024
Other comprehensive loss, net	—	—	—	—	—	(4,682)	(4,682)
Exercise of stock options	655	1	30,728	—	—	—	30,729
Dividends paid on common stock ($1.50 per share)	—	—	(124,089)	—	—	—	(124,089)
Share-based compensation expense	164	—	14,042	—	—	—	14,042
Repurchases of common stock	—	—	—	(29,715)	—	—	(29,715)
Retirement of treasury stock	(441)	—	(3,048)	32,942	(29,894)	—	—
Other	21	—	1,695	(2,231)	(2,986)	—	(3,522)
Balance at December 28, 2019	82,836	$83	561,345	(64)	(1,129,565)	(19,809)	(588,010)

See accompanying notes to consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Cash flows from operating activities:
Net income	$242,024	229,906	271,209
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,378	45,031	45,239
Amortization of debt issuance costs	4,977	5,019	6,179
Loss on debt extinguishment and refinancing transactions	13,076	—	6,996
Deferred income taxes	(6,257)	(9,897)	(121,247)
Provision for bad debt	2,862	631	457
Share-based compensation expense	14,042	14,879	14,926
Net income of equity method investments	(17,517)	(14,903)	(15,198)
Dividends received from equity method investments	4,367	4,509	4,711
Other, net	(714)	2,791	(1,767)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	4,392	(19,776)	(18,496)
Prepaid income taxes, net	10,408	(4,996)	(2,441)
Prepaid expenses and other current assets	(5,677)	(1,561)	(6,481)
Accounts payable	7,735	26,974	5,066
Other current liabilities	(3,407)	34,144	30,031
Deferred revenue	(5,743)	(41,071)	59,606
Other, net	(9,212)	(2,725)	4,567
Net cash provided by operating activities	297,734	268,955	283,357
Cash flows from investing activities:
Additions to property, equipment, and software	(36,762)	(51,855)	(21,055)
Other, net	1,270	20	752
Net cash used in investing activities	(35,492)	(51,835)	(20,303)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,700,000	—	1,400,000
Repayment of long-term debt	(1,707,025)	(31,600)	(754,375)
Payment of debt issuance and other debt-related costs	(17,937)	—	(18,441)
Repurchases of common stock, including accelerated share repurchases	(29,715)	(680,368)	(127,186)
Dividends paid on common stock	(124,089)	(114,828)	(117,003)
Exercise of stock options	30,729	95,331	36,344
Other, net	(4,611)	(895)	(698)
Net cash provided by (used in) financing activities	(152,648)	(732,360)	418,641
Effect of exchange rates on cash, cash equivalents, and restricted cash	62	(538)	572
Increase (decrease) in cash, cash equivalents, and restricted cash	109,656	(515,778)	682,267
Cash, cash equivalents, and restricted cash, beginning of year	598,321	1,114,099	431,832
Cash, cash equivalents, and restricted cash, end of year	$707,977	598,321	1,114,099
Supplemental cash flow information:
Cash paid for income taxes	$73,383	74,775	135,927
Cash paid for interest	123,459	126,868	91,606
Noncash operating activities:
Leased assets obtained in exchange for operating lease liabilities, net	15,702	—	—
Noncash investing activities:
Property, equipment, and software included in accounts payable and other current liabilities	4,253	2,713	2,637
Leased assets obtained in exchange for finance lease liabilities, net	—	325	449
Purchase of property, equipment, and software in exchange for note payable	—	1,500	—
Noncash financing activities:
Receivable from exercise of stock options included in notes and other receivables, net	—	—	151

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
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within fiscal years 2019, 2018, and 2017 reflect the results of operations for the 52-week periods ended December 28, 2019, December 29, 2018, and December 30, 2017, respectively.
(b) Basis of presentation and consolidation
The accompanying consolidated financial statements include the accounts of DBGI and subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation.
In fiscal year 2019, we adopted new guidance for lease accounting, which replaced existing lease accounting guidance, using the modified retrospective transition method and elected the option to not restate comparative periods in the year of adoption, including amounts as of December 29, 2018 and for fiscal years 2018 and 2017 (see note 2(v)).
We consolidate entities in which we have a controlling financial interest, the usual condition of which is ownership of a majority voting interest. We also consider for consolidation an entity, in which we have certain interests, where the controlling financial interest may be achieved through arrangements that do not involve voting interests. Such an entity, known as a variable interest entity (“VIE”), is required to be consolidated by its primary beneficiary. The primary beneficiary is the entity that possesses the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. The principal entities in which we possess a variable interest include franchise entities and our equity method investees. We do not possess any ownership interests in franchise entities, except for our investments in various entities that are accounted for under the equity method. Additionally, we generally do not provide financial support to franchise entities in a typical franchise relationship. As our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance, we do not consider ourselves the primary beneficiary of any such entity that might be a VIE. The Company’s maximum exposure to loss resulting from involvement with potential franchise VIEs is attributable to aged trade and notes receivable balances, outstanding loan guarantees, and future lease payments due from franchisees (see note 10).
(c) Accounting estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. Significant estimates are made in the calculations and assessments of the following: (a) allowance for doubtful accounts and notes receivables, (b) impairment of tangible and intangible assets, (c) other-than-temporary impairment of equity method investments, (d) income taxes, (e) share-based compensation, (f) lease accounting estimates, including incremental borrowing rates and expected lease term, (g) gift card/certificate breakage, (h) contingencies, and (i) revenue recognition. Estimates are based on historical experience, current conditions, and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities when they are not readily apparent from other sources. We adjust such estimates and assumptions when facts and circumstances dictate. Actual results may differ from these estimates under different assumptions or conditions.
(d) Cash, cash equivalents, and restricted cash
The Company continually monitors its positions with, and the credit quality of, the financial institutions in which it maintains its deposits and investments. As of December 28, 2019 and December 29, 2018, we maintained balances in various cash accounts in excess of federally insured limits. All highly liquid instruments purchased with an original maturity of three months or less are considered cash equivalents.
Cash held related to the advertising funds and the Company’s gift card/certificate programs is classified as unrestricted cash as there are no legal restrictions on the use of these funds; however, the Company intends to use these funds solely to support the advertising funds and gift card/certificate programs rather than to fund operations. Total cash balances related to the advertising funds and gift card/certificate programs as of December 28, 2019 and December 29, 2018 were $242.2 million and $207.3 million, respectively.
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
Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of December 28, 2019 and December 29, 2018 were as follows (in thousands):

	December 28, 2019	December 29, 2018
Cash and cash equivalents	$621,152	517,594
Restricted cash	85,644	79,008
Restricted cash, included in Other assets	1,181	1,719
Total cash, cash equivalents, and restricted cash	$707,977	598,321

(e) Fair value of financial instruments
The carrying amounts of accounts receivable, notes and other receivables, accounts payable, and other current liabilities approximate fair value because of their short-term nature. For long-term receivables, we review the creditworthiness of the counterparty on a quarterly basis, and adjust the carrying value as necessary. We believe the carrying value of long-term receivables of $5.8 million and $5.0 million as of December 28, 2019 and December 29, 2018, respectively, approximates fair value.
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

Financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2019 and December 29, 2018 are summarized as follows (in thousands):

	December 28, 2019		December 29, 2018
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$12,367	12,367	9,906	9,906
Total assets	$12,367	12,367	9,906	9,906
Liabilities:
Deferred compensation liabilities	$7,216	7,216	9,759	9,759
Total liabilities	$7,216	7,216	9,759	9,759

The deferred compensation liabilities relate to the Dunkin’ Brands, Inc. non-qualified deferred compensation plans (“NQDC Plans”), which allow for pre-tax deferral of compensation for certain qualifying employees and directors (see note 17). Changes in the fair value of the deferred compensation liabilities are derived using quoted prices in active markets of the asset selections made by the participants. The deferred compensation liabilities are classified within Level 2, as defined under U.S. GAAP, because their inputs are derived principally from observable market data by correlation to hypothetical investments. The Company holds company-owned life insurance policies to offset the Company’s liabilities under the NQDC Plans. The changes in the fair value of any company-owned life insurance policies are derived using determinable cash surrender value. As such, the company-owned life insurance policies are classified within Level 2, as defined under U.S. GAAP.
The carrying value and estimated fair value of long-term debt as of December 28, 2019 and December 29, 2018 were as follows (in thousands):

	December 28, 2019		December 29, 2018
Financial liabilities	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Total long-term debt	$3,035,366	3,149,505	3,042,276	3,011,843

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
(h) Leases
We determine if an arrangement is a lease at inception or modification of a contract and classify each lease as either an operating or finance lease at commencement. Leases that are economically similar to the purchase of assets are generally classified as finance leases; otherwise, the leases are classified as operating leases. The Company only reassesses lease classification subsequent to commencement upon a change to the expected lease term or modification of the contract. Finance and operating lease assets represent the Company’s right to use an underlying asset as lessee for the lease term, and lease obligations represent the Company’s obligation to make lease payments arising from the lease. These assets and obligations are recognized at the lease commencement date based on the present value of lease payments, net of incentives, over the lease term. Generally, the Company's lease contracts do not provide a readily determinable implicit rate and, therefore, the Company uses an estimated incremental borrowing rate as of the lease commencement date in determining the present value of lease payments. The estimate of the incremental borrowing rate reflects considerations such as market rates for the Company’s outstanding collateralized debt, interpolations of rates for leases with terms that differ from the outstanding debt, and market rates for debt of companies with similar credit ratings. The lease asset also reflects any prepaid rent, initial direct costs incurred, and lease incentives received. The Company’s lease terms, as both lessee and lessor, include option periods to extend or terminate the lease when it is reasonably certain that those options will be exercised, which are generally through the end of the related franchise agreement term. Options to extend have varying rates and terms for each lease.
We record lease expense and lease income as lessee and lessor, respectively, on a straight-line basis over the lease term as defined above. We occasionally provide to our sublessees tenant improvement allowances, which are recorded as a deferred rent asset and amortized on a straight-line basis over the sublease term. In certain cases, the Company also has variable lease payments and receipts that are based on sales levels of our franchisees, in excess of stipulated amounts. The Company is generally obligated for the cost of property taxes, insurance, and maintenance relating to its leases, which are often variable lease payments. Such costs are typically charged to the sublessee based on the terms of the sublease agreements. These costs are presented on a gross basis in the consolidated statements of operations in rental income and occupancy expenses—franchised restaurants. Variable lease receipts and payments are included in rental income and rent expense as they are earned and accrued, respectively. The Company accounts for the lease components and non-lease components, primarily maintenance, as a single lease component for new and modified leases under the new lease accounting guidance. Leases with an initial expected term of 12 months or less are not recorded in the consolidated balance sheets and the related lease expense is recognized on a straight-line basis over the lease term.
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

(k) Goodwill and other intangible assets
Goodwill and trade names (“indefinite-lived intangibles”) have been assigned to our reporting units, which are also our operating segments, for purposes of impairment testing. Dunkin’ U.S., Dunkin’ International, Baskin-Robbins U.S., and Baskin-Robbins International have indefinite-lived intangibles associated with them.
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
Other intangible assets consist primarily of franchise and international license rights (“franchise rights”) and favorable operating lease interests acquired where the Company is the lessor (“operating leases acquired”). Franchise rights and favorable operating leases acquired recorded in the consolidated balance sheets were valued using an appropriate valuation method as of the date of acquisition. Amortization of franchise rights and favorable operating leases acquired is recorded as amortization expense in the consolidated statements of operations and amortized over the respective franchise and lease terms using the straight-line method.
Unfavorable operating leases acquired where the Company is the lessor are recorded within other long-term liabilities in the consolidated balance sheets and are amortized into rental income over the term of the respective leases using the straight-line method. The weighted average amortization period for all unfavorable operating leases acquired is 16 years.
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
Rental income
Rental income for base rentals is recorded on a straight-line basis over the lease term (see note 2(h)). The differences between the straight-line rent amounts and amounts receivable under the leases are recorded as deferred rent assets in current or long-

term assets, as appropriate. Variable lease receipts are recognized as earned, and any amounts received from lessees in advance of achieving stipulated thresholds are deferred until such thresholds are actually achieved. Deferred variable lease receipts are recorded as deferred revenue in current liabilities in the consolidated balance sheets.
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
Other revenues
Other revenues include fees generated by licensing our brand names and other intellectual property, as well as gains, net of losses and transactions costs, from the sales of restaurants to new or existing franchisees. Licensing fees are recognized over the term of the expected license agreement, with sales-based license fees being recognized based on the amount earned each period as the underlying sales occur. Gains on the refranchise or sale of a restaurant are recognized over the term of the related agreement.
(o) Allowance for doubtful accounts
We monitor the financial condition of our franchisees and licensees and record provisions for estimated losses on receivables when we believe that our franchisees or licensees are unable to make their required payments. While we use the best information available in making our determination, the ultimate recovery of recorded receivables is also dependent upon future economic events and other conditions that may be beyond our control. Included in the allowance for doubtful notes and accounts receivables is a provision for uncollectible royalty, franchise fee, advertising fee, lease, ice cream, and licensing fee receivables.
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
Excess tax benefits related to share-based compensation are recorded to the provision for income taxes in the consolidated statements of operations.
(q) Income taxes
Deferred tax assets and liabilities are recorded for the expected future tax consequences of items that have been included in our consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of assets and liabilities and the respective tax bases of assets and liabilities using enacted tax rates that are expected to apply in years in which the temporary differences are expected to reverse. The effects of changes in tax rates and changes in apportionment of income between tax jurisdictions on deferred tax assets and liabilities are recognized in the consolidated statements of operations in the year in which the law is enacted or change in apportionment occurs (see note 15). Valuation allowances are provided when the Company does not believe it is more likely than not that it will realize the benefit of identified tax assets. We have made an accounting policy election to treat taxes due under the global intangible low-taxed income provision as a current period expense.
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

(s) Debt issuance costs
Debt issuance costs represent capitalizable costs incurred related to the issuance and refinancing of the Company’s long-term debt (see note 8). As of December 28, 2019 and December 29, 2018, debt issuance costs of $29.4 million and $29.5 million, respectively, are included in long-term debt, net in the consolidated balance sheets, and are being amortized over the remaining maturities of the debt, based on projected required repayments, using the effective interest rate method.
(t) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, advertising fees, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of December 28, 2019 and December 29, 2018, one master licensee, including its majority-owned subsidiaries, accounted for approximately 15% and 11%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for fiscal years 2019, 2018, or 2017.
(u) Advertising expenses
Advertising expenses in the consolidated statements of operations includes advertising expenses incurred by the Company, primarily through advertising funds, including those expenses for the administration of the gift card program. The Company expenses production costs of commercial advertising upon first airing and expenses the costs of communicating the advertising in the period in which the advertising occurs. Costs of print advertising and certain promotion-related items are deferred and expensed the first time the advertising is displayed. Prepaid expenses and other current assets in the consolidated balance sheets include $10.3 million and $15.0 million at December 28, 2019 and December 29, 2018, respectively, that was related to advertising. Advertising expenses are allocated to interim periods in relation to the related revenues. When revenues of the advertising fund exceed the related advertising expenses, advertising costs are accrued up to the amount of revenues.
(v) Recent accounting pronouncements
In fiscal year 2019, the Company adopted new guidance for lease accounting, which replaced existing lease accounting guidance. The Company adopted this new guidance in fiscal year 2019 using the modified retrospective transition method and elected the option to not restate comparative periods in the year of adoption, including amounts as of December 29, 2018 and for fiscal years 2018 and 2017.
As a result of adopting this new guidance on the first day of fiscal year 2019, substantially all of the Company’s operating lease commitments were subject to the new guidance and were recognized as operating lease assets and liabilities, initially measured as the present value of future lease payments for the remaining lease term discounted using the Company’s incremental borrowing rate based on the remaining lease term as of the adoption date. The Company recognized operating lease assets and liabilities of $388.8 million and $435.1 million, respectively, as of the first day of fiscal year 2019. The difference between the assets and liabilities is attributable to the reclassification of certain existing lease-related assets and liabilities as an adjustment to the right-of-use assets. Finance leases, previously known as capital leases, were not impacted by the adoption of the new guidance, as finance lease liabilities and the corresponding assets were recorded on the consolidated balance sheet under the previous guidance. The accounting guidance for lessors remained largely unchanged from previous guidance, with the exception of the presentation of certain lease costs that the Company passes through to lessees, including but not limited to, property taxes, insurance, and maintenance. These costs are generally paid by the Company and reimbursed by the lessee. Historically, these costs have been recorded on a net basis in the consolidated statements of operations, but are now presented on a gross basis upon adoption of the new guidance. The adoption of the new guidance resulted in the recognition of additional rental income and occupancy expenses—franchised restaurants of $19.2 million related to these lease costs during fiscal year 2019.

The effects of the changes made to the Company's condensed consolidated balance sheet as of December 30, 2018 for the adoption of the new lease guidance were as follows (in thousands):

	Balance at December 29, 2018	Adjustments due to adoption of the new lease guidance	Balance at December 30, 2018
Assets
Current assets:
Prepaid expenses and other current assets	$49,491	(4,720)	44,771
Operating lease assets	—	388,811	388,811
Other intangible assets, net	1,334,767	(13,598)	1,321,169
Other assets	64,479	(961)	63,518
Liabilities and Stockholders' Deficit
Current liabilities:
Operating lease liabilities	—	33,822	33,822
Operating lease liabilities	—	401,249	401,249
Other long-term liabilities(a)	83,164	(65,539)	17,625

(a)	Other long-term liabilities at December 29, 2018 reflect certain reclassifications to conform to current period presentation as discussed below.
The adoption of the new guidance had no impact on net cash flows from operating, investing, or financing activities and had no impact on compliance with debt agreements.
The Company elected the package of practical expedients permitted under the new guidance, which, among other things, allowed the Company to continue utilizing historical classification of leases. However, the Company did not adopt the hindsight practical expedient and therefore continued to utilize lease terms determined under previous lease guidance. See note 2(h) for additional information regarding our lease arrangements and the Company's updated lease accounting policies.
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

(3) Revenue recognition
(a) Disaggregation of revenue
Revenues are disaggregated by timing of revenue recognition related to contracts with customers (“ASC 606”) and reconciled to reportable segment revenues as follows (in thousands):

	Fiscal year ended ended December 28, 2019
	Dunkin’ U.S.	Baskin-Robbins U.S.	Dunkin’ International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$510,378	29,386	23,027	7,658	—	570,449	15,719	586,168
Franchise fees	13,498	1,403	3,302	1,194	—	19,397	(1,134)	18,263
Advertising fees and related income	—	—	—	—	473,644	473,644	5,139	478,783
Other revenues	2,559	9,991	190	9	—	12,749	36,772	49,521
Total revenues recognized over time	526,435	40,780	26,519	8,861	473,644	1,076,239	56,496	1,132,735

Revenues recognized at a point in time:
Sales of ice cream and other products	—	3,543	—	102,696	—	106,239	(14,877)	91,362
Other revenues	1,432	244	229	(61)	—	1,844	1,095	2,939
Total revenues recognized at a point in time	1,432	3,787	229	102,635	—	108,083	(13,782)	94,301

Total revenues recognized under ASC 606	527,867	44,567	26,748	111,496	473,644	1,184,322	42,714	1,227,036

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	20,520	20,520
Rental income	118,227	3,564	—	880	—	122,671	—	122,671
Total revenues not subject to ASC 606	118,227	3,564	—	880	—	122,671	20,520	143,191

Total revenues	$646,094	48,131	26,748	112,376	473,644	1,306,993	63,234	1,370,227

(a)
Revenues reported as “Other” include revenues earned through certain licensing arrangements, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products and certain franchisee incentives are reported as “Other.”

	Fiscal year ended December 29, 2018
	Dunkin’ U.S.	Baskin-Robbins U.S.	Dunkin’ International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$483,883	29,375	20,111	7,532	—	540,901	15,096	555,997
Franchise fees	18,029	1,276	2,196	844	—	22,345	—	22,345
Advertising fees and related income	—	—	—	—	454,608	454,608	18,516	473,124
Other revenues	2,287	10,278	5	8	—	12,578	34,358	46,936
Total revenues recognized over time	504,199	40,929	22,312	8,384	454,608	1,030,432	67,970	1,098,402

Revenues recognized at a point in time:
Sales of ice cream and other products	—	3,261	—	106,284	—	109,545	(14,348)	95,197
Other revenues	1,698	257	29	170	—	2,154	985	3,139
Total revenues recognized at a point in time	1,698	3,518	29	106,454	—	111,699	(13,363)	98,336

Total revenues recognized under ASC 606	505,897	44,447	22,341	114,838	454,608	1,142,131	54,607	1,196,738

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	20,466	20,466
Rental income	100,913	2,971	—	529	—	104,413	—	104,413
Total revenues not subject to ASC 606	100,913	2,971	—	529	—	104,413	20,466	124,879

Total revenues	$606,810	47,418	22,341	115,367	454,608	1,246,544	75,073	1,321,617

(a)
Revenues reported as “Other” include revenues earned through certain licensing arrangements, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as “Other.”

	Fiscal year ended December 30, 2017
	Dunkin’ U.S.	Baskin-Robbins U.S.	Dunkin’ International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$463,874	29,724	17,965	7,009	—	518,572	14,271	532,843
Franchise fees	18,455	978	1,853	1,077	—	22,363	—	22,363
Advertising fees and related income	—	—	—	—	440,441	440,441	1,542	441,983
Other revenues	2,185	10,564	7	8	—	12,764	32,893	45,657
Total revenues recognized over time	484,514	41,266	19,825	8,094	440,441	994,140	48,706	1,042,846

Revenues recognized at a point in time:
Sales of ice cream and other products	—	3,448	—	106,036	—	109,484	(13,096)	96,388
Other revenues	1,446	405	(55)	238	—	2,034	639	2,673
Total revenues recognized at a point in time	1,446	3,853	(55)	106,274	—	111,518	(12,457)	99,061

Total revenues recognized under ASC 606	485,960	45,119	19,770	114,368	440,441	1,105,658	36,249	1,141,907

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	29,001	29,001
Rental income	101,073	3,089	—	481	—	104,643	—	104,643
Total revenues not subject to ASC 606	101,073	3,089	—	481	—	104,643	29,001	133,644

Total revenues	$587,033	48,208	19,770	114,849	440,441	1,210,301	65,250	1,275,551

(a)
Revenues reported as “Other” include revenues earned through certain licensing arrangements, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products is reported as “Other.”

(b) Contract balances
Information about receivables, contract assets, and deferred revenue subject to ASC 606 is as follows (in thousands):

	December 28, 2019	December 29, 2018	December 30, 2017	Balance Sheet Classification
Receivables	$86,104	81,609	76,455	Accounts receivable, net, Notes and other receivables, net, and Other assets
Contract assets	4,894	—	—	Other assets

Deferred revenue:
Current	$27,213	24,002	27,724	Deferred revenue—current
Long-term	320,457	327,333	361,458	Deferred revenue—long term
Total	$347,670	351,335	389,182

Receivables relate primarily to payments due for royalties, franchise fees, advertising fees, sales of ice cream and other products, and licensing fees. Contract assets relate primarily to consideration paid to customers, including franchisee incentives, that exceeds the fixed consideration received for certain contracts, net of any revenue recognized. Deferred revenue primarily represents the Company’s remaining performance obligations under its franchise and license agreements for which consideration has been received or is receivable, and is generally recognized on a straight-line basis over the remaining term of the related agreement.
The decreases in the deferred revenue balances as of each of December 28, 2019 and December 29, 2018 were driven primarily by revenues recognized that were included in the opening deferred revenue balances, as well as franchisee incentives provided in the respective fiscal years, offset by cash payments received or due in advance of satisfying our performance obligations. Revenues recognized that were included in the opening deferred revenue balances for the fiscal years ended December 28, 2019 and December 29, 2018 were $27.3 million and $30.0 million, respectively.
(c) Transaction price allocated to remaining performance obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied at December 28, 2019 is as follows (in thousands):

Fiscal year:
2020	$24,260
2021	19,211
2022	19,210
2023	19,202
2024	19,377
Thereafter	207,779
Total	$309,039

The estimated revenue in the table above does not contemplate future franchise renewals or new franchise agreements for restaurants for which a franchise agreement or SDA does not exist at December 28, 2019. Additionally, the table above excludes $54.4 million of consideration allocated to restaurants that were not yet open at December 28, 2019. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above.

(d) Systemwide points of distribution
The changes in systemwide points of distribution were as follows:

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Systemwide points of distribution(a):
Systemwide points of distribution in operation—beginning of year	20,912	20,520	20,080
Systemwide points of distribution—opened	1,195	1,213	1,339
Systemwide points of distribution—closed	(810)	(821)	(899)
Total systemwide points of distribution in operation—end of year	21,297	20,912	20,520

(a)	Restaurants that include both a Dunkin’ and a Baskin-Robbins restaurant are considered two points of distribution.

(4) Advertising funds
Assets and liabilities of the advertising funds, which are restricted in their use, included in the consolidated balance sheets were as follows (in thousands):

	December 28, 2019	December 29, 2018
Accounts receivable, net	$20,194	19,501
Notes and other receivables, net	1,133	16,050
Prepaid income taxes	79	11
Prepaid expenses and other current assets	10,255	14,978
Total current assets	31,661	50,540
Property, equipment, and software, net	17,125	15,187
Operating lease assets	4,262	—
Other assets	1,126	1,255
Total assets	$54,174	66,982

Operating lease liabilities—current	$1,932	—
Accounts payable	69,232	60,302
Deferred revenue—current(a)	(722)	(743)
Other current liabilities	48,089	43,198
Total current liabilities	118,531	102,757
Operating lease liabilities—long-term	2,241	—
Deferred revenue—long-term(a)	(6,053)	(6,775)
Other long-term liabilities	—	15
Total liabilities	$114,719	95,997

(a)	Amounts represent franchisee incentives that have been deferred and are being recognized over the terms of the respective franchise agreements.
(5) Property, equipment, and software, net
Property, equipment, and software at December 28, 2019 and December 29, 2018 consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Land	$40,505	40,394
Buildings	56,443	55,771
Leasehold improvements	159,153	157,976
Software, store, production, and other equipment	92,499	72,165
Construction in progress and software under development	46,521	30,446
Property, equipment, and software, gross	395,121	356,752
Accumulated depreciation	(172,001)	(147,550)
Property, equipment, and software, net	$223,120	209,202

(6) Equity method investments
The Company’s ownership interests in its equity method investments as of December 28, 2019 and December 29, 2018 were as follows:

Entity	Ownership
Japan JV	43.3%
South Korea JV	33.3%
Australia JV	20.0%

Summary financial information for the equity method investments on an aggregated basis was as follows (in thousands):

	December 28, 2019	December 29, 2018
Current assets	$436,471	399,776
Current liabilities	144,519	143,689
Working capital	291,952	256,087
Property, plant, and equipment, net	158,267	162,718
Other assets	114,048	123,165
Long-term liabilities	58,799	55,830
Equity of equity method investments	$505,468	486,140

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Revenues	$721,075	699,981	646,269
Gross profit	389,642	371,274	345,302
Net income	48,605	35,570	33,791

The comparison between the carrying value of the Company’s investments in the Japan JV and the South Korea JV and the underlying equity in net assets of those investments is presented in the table below (in thousands):

	Japan JV		South Korea JV
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Carrying value of investment	$18,759	16,517	136,811	130,580
Underlying equity in net assets of investment	36,861	35,428	140,777	135,275
Carrying value less than the underlying equity in net assets(a)	$(18,102)	(18,911)	(3,966)	(4,695)

(a)
The deficits of carrying value relative to the underlying equity in net assets of the Japan JV and the South Korea JV as of December 28, 2019 and December 29, 2018 are primarily comprised of impairments of long-lived assets, net of tax, recorded in fiscal years 2015 and 2011, respectively.

The carrying values of our investments in the Australia JV for any period presented were not material.
(7) Goodwill and other intangible assets
The changes and carrying amounts of goodwill by reporting unit were as follows (in thousands):

	Dunkin’ U.S.			Dunkin’ International			Baskin-Robbins International			Total
	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance	Goodwill	Accumulated impairment charges	Net Balance
Balances at December 30, 2017	$1,148,579	(270,441)	878,138	10,170	—	10,170	24,037	(24,037)	—	1,182,786	(294,478)	888,308
Effects of foreign currency adjustments	—	—	—	(43)	—	(43)	—	—	—	(43)	—	(43)
Balances at December 29, 2018	1,148,579	(270,441)	878,138	10,127	—	10,127	24,037	(24,037)	—	1,182,743	(294,478)	888,265
Effects of foreign currency adjustments	—	—	—	21	—	21	—	—	—	21	—	21
Balances at December 28, 2019	$1,148,579	(270,441)	878,138	10,148	—	10,148	24,037	(24,037)	—	1,182,764	(294,478)	888,286

Other intangible assets at December 28, 2019 consisted of the following (in thousands):

	Weighted-average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$358,190	(247,703)	110,487
Favorable operating leases acquired	16	7,202	(5,938)	1,264
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,556,362	(253,641)	1,302,721
Other intangible assets at December 29, 2018 consisted of the following (in thousands):

	Weighted-average amortization period (years)	Gross carrying amount	Accumulated amortization	Net carrying amount
Definite-lived intangibles:
Franchise rights	20	$358,154	(229,764)	128,390
Favorable operating leases acquired	18	51,405	(35,998)	15,407
Indefinite-lived intangible:
Trade names	N/A	1,190,970	—	1,190,970
		$1,600,529	(265,762)	1,334,767

The change in the gross carrying amount of favorable operating leases from December 29, 2018 to December 28, 2019 is primarily due to the adoption of the new lease accounting guidance in fiscal year 2019 (see note 2(v)). Favorable operating leases acquired as of December 29, 2018 include operating lease interests acquired related to our prime leases and subleases. Favorable operating leases acquired as of December 28, 2019 include only those operating lease interests where the Company is the lessor.
Total estimated amortization expense for other intangible assets for fiscal years 2020 through 2024 is as follows (in thousands):

Fiscal year:
2020	$18,341
2021	18,259
2022	18,174
2023	18,067
2024	17,981

(8) Debt
Debt at December 28, 2019 and December 29, 2018 consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
2015 Class A-2-II Notes	$—	1,684,375
2017 Class A-2-I Notes	588,000	594,000
2017 Class A-2-II Notes	784,000	792,000
2019 Class A-2-I Notes	597,000	—
2019 Class A-2-II Notes	398,000	—
2019 Class A-2-III Notes	696,500	—
Other	1,250	1,400
Debt issuance costs, net of amortization	(29,384)	(29,499)
Total long-term debt, net	3,035,366	3,042,276
Less current portion of long-term debt	31,150	31,650
Long-term debt, net	$3,004,216	3,010,626

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
In October 2017, the Master Issuer issued Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”) with an initial principal amount of $600.0 million and Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) with an initial principal amount of $800.0 million. In addition, the Master Issuer issued Series 2017-1 Variable Funding Senior Secured Notes, Class A-1 (the “2017 Variable Funding Notes” and, together with the 2017 Class A-2 Notes, the “2017 Notes”), which allow for the issuance of up to $150.0 million of 2017 Variable Funding Notes and certain other credit instruments, including letters of credit. A portion of the proceeds of the 2017 Notes was used to repay the remaining $731.3 million of principal outstanding on the 2015 Class A-2-I Notes and to pay related transaction fees. The additional net proceeds were used for general corporate purposes, which included a return of capital to the Company’s shareholders in 2018 (see note 12(b)). In connection with the issuance of the 2017 Variable Funding Notes, the Master Issuer terminated the commitments with respect to its existing 2015 Variable Funding Notes.
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
The 2015 Notes, 2017 Notes, and 2019 Notes were each issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act, or acted, as guarantors of the 2015 Notes, 2017 Notes, and 2019 Notes and that pledged substantially all of their assets to secure the 2015 Notes, 2017 Notes, and 2019 Notes.

The 2015 Notes, 2017 Notes, and 2019 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2017 Class A-2 Notes and 2019 Class A-2 Notes is in November 2047 and May 2049, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the 2017 Class A-2-I Notes will be repaid by November 2024, the 2017 Class A-2-II Notes will be repaid by November 2027, the 2019 Class A-2-I Notes will be repaid by February 2024, the 2019 Class A-2-II Notes will be repaid by May 2026, and the 2019 Class A-2-III Notes will be repaid by May 2029 (the “Anticipated Repayment Dates”). If the 2017 Class A-2 Notes or the 2019 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2017 Class A-2 Notes and the 2019 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service (“DSCR”), may also cause a rapid amortization event. Borrowings under the 2017 Class A-2-I Notes, 2017 Class A-2-II Notes, 2019 Class A-2-I Notes, 2019 Class A-2-II Notes, and 2019 Class A-2-III Notes bear interest at fixed rates equal to 3.629%, 4.030%, 3.787%, 4.021%, and 4.352%, respectively. If the 2017 Class A-2 Notes or the 2019 Class A-2 Notes are not repaid or refinanced prior to their respective Anticipated Repayment Dates, incremental interest will accrue. Principal payments are required to be made on the 2017 Class A-2-I Notes, 2017 Class A-2-II Notes, 2019 Class A-2-I Notes, 2019 Class A-2-II Notes, and 2019 Class A-2-III Notes equal to $6.0 million, $8.0 million, $6.0 million, $4.0 million, and $7.0 million, respectively, per calendar year, payable in quarterly installments. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. Other events and transactions, such as certain asset sales and receipt of various insurance or indemnification proceeds, may trigger additional mandatory prepayments.
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
Total debt issuance costs incurred and capitalized in connection with the issuance of the 2019 Notes were $17.9 million. The effective interest rate, including the amortization of debt issuance costs, was 3.8%, 4.2%, 3.9%, 4.2%, and 4.5% for the 2017 Class A-2-I Notes, 2017 Class A-2-II Notes, 2019 Class A-2-I Notes, 2019 Class A-2-II Notes, and 2019 Class A-2-III Notes, respectively, as of December 28, 2019.
Total amortization of debt issuance costs related to the securitized financing facility was $5.0 million for each of the fiscal years 2019 and 2018 and $6.2 million for fiscal year 2017, which is included in interest expense in the consolidated statements of operations.
As of December 28, 2019, $33.1 million of letters of credit were outstanding against the 2019 Variable Funding Notes and as of December 29, 2018, $32.4 million of letters of credit were outstanding against the 2017 Variable Funding Notes, which relate primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of December 28, 2019 or December 29, 2018.
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
Maturities of long-term debt
Based on the Company's intention to make quarterly repayments and assuming repayment by the Anticipated Repayment Dates, the aggregate contractual principal payments of the 2019 Class A-2 Notes, the 2017 Class A-2 Notes, and other long term debt for 2020 through 2024 are as follows (in thousands):

	2019 Class A-2-I Notes	2019 Class A-2-II Notes	2019 Class A-2-III Notes	2017 Class A-2-I Notes	2017 Class A-2-II Notes	Other	Total
2020	$6,000	4,000	7,000	6,000	8,000	150	31,150
2021	6,000	4,000	7,000	6,000	8,000	150	31,150
2022	6,000	4,000	7,000	6,000	8,000	150	31,150
2023	6,000	4,000	7,000	6,000	8,000	150	31,150
2024	573,000	4,000	7,000	564,000	8,000	150	1,156,150
(9) Other current liabilities
Other current liabilities at December 28, 2019 and December 29, 2018 consisted of the following (in thousands):

	December 28, 2019	December 29, 2018
Gift card/certificate liability	$248,082	239,531
Accrued payroll and benefits	27,208	26,544
Accrued interest	13,086	13,274
Other current liabilities—advertising funds	48,089	43,198
Franchisee profit-sharing liability	14,184	13,764
Other	35,401	53,042
Total other current liabilities	$386,050	389,353

The franchisee profit-sharing liability represents amounts owed to franchisees from the net profits primarily on the sale of Dunkin’ K-Cup® pods, retail packaged coffee, and ready-to-drink bottled iced coffee in certain retail outlets.

(10) Leases
The Company is party as a lessor and/or lessee to various leases for restaurants and other properties, including land and buildings, as well as leases for office equipment and automobiles. In addition, the Company has leased and subleased land and buildings to others.
Included in the Company’s consolidated balance sheets were the following amounts related to operating and finance lease right-of-use assets and lease liabilities (in thousands):

	December 28, 2019	December 29, 2018	Consolidated balance sheet classification
Assets:
Operating lease assets	$371,264	—	Operating lease assets
Finance lease assets(a)	5,577	5,264	Property, equipment, and software, net
Total lease assets	$376,841	5,264
Liabilities:
Current:
Operating lease liabilities	$35,863	—	Operating lease liabilities
Finance lease liabilities	594	476	Other current liabilities
Long-term:
Operating lease liabilities	380,647	—	Operating lease liabilities
Finance lease liabilities	7,145	6,998	Other long-term liabilities
Total lease liabilities	$424,249	7,474

(a)	Finance lease assets were recorded net of accumulated amortization of $3.8 million and $5.0 million as of December 28, 2019 and December 29, 2018, respectively.
Included in the Company’s consolidated balance sheets were the following amounts related to assets leased to others under operating leases, where the Company is the lessor (in thousands):

	December 28, 2019	December 29, 2018
Land	$38,695	38,151
Buildings	51,775	52,285
Leasehold improvements	147,799	147,515
Store, production, and other equipment	128	150
Construction in progress	2,789	1,606
Assets leased to others, gross	241,186	239,707
Accumulated depreciation	(104,298)	(101,338)
Assets leased to others, net	$136,888	138,369

The weighted-average remaining lease term and weighted-average discount rate for operating and finance leases as of December 28, 2019 were as follows:

December 28, 2019
Weighted-average remaining lease term (years):
Operating leases	11.9
Finance leases	11.3
Weighted-average discount rate:
Operating leases	4.6%
Finance leases	20.5%

Lease costs and rental income were as follows (in thousands):

Fiscal year ended
December 28, 2019
Finance lease cost:
Amortization of lease assets(a)	$527
Interest on lease liabilities(b)	1,052
Total finance lease cost	$1,579

Operating lease cost(c)	$58,856
Variable lease cost(c)	25,999
Short-term lease cost(c)	12,032
Rental income(d)	122,671

(a)	Amortization of finance lease assets is included in depreciation in the consolidated statements of operations.

(b)	Interest recognized on finance lease liabilities is included in interest expense in the consolidated statements of operations.

(c)
Operating and variable lease costs associated with franchised locations are included in occupancy expenses—franchised restaurants in the consolidated statements of operations. Operating, variable, and short-term lease costs for all other leases, including corporate facilities, automobiles, and other non-franchised assets are included in general and administrative expenses and advertising expenses in the consolidated statements of operations.

(d)
Rental income in the consolidated statements of operations primarily consists of sublease income. Lease income relating to variable lease payments was $47.9 million for the fiscal year ended December 28, 2019.

Rental expense under operating leases associated with franchised locations for fiscal years 2018 and 2017 is included in occupancy expenses—franchised restaurants in the consolidated statements of operations. Rental expense under operating leases for all other locations, including corporate facilities, is included in general and administrative expenses in the consolidated statements of operations for fiscal years 2018 and 2017. Total rental expense for all operating leases consisted of the following for fiscal years 2018 and 2017 (in thousands):

	Fiscal year ended
	December 29, 2018	December 30, 2017
Base rentals	$54,914	55,019
Contingent rentals	6,322	6,664
Total rental expense	$61,236	61,683

Total rental income for all leases and subleases consisted of the following for fiscal year 2018 and 2017 (in thousands):

	Fiscal year ended
	December 29, 2018	December 30, 2017
Base rentals	$74,419	73,597
Contingent rentals	29,994	31,046
Total rental income	$104,413	104,643

Cash paid for amounts included in the measurement of lease liabilities were as follows (in thousands):

Fiscal year ended
December 28, 2019
Operating cash flows from operating leases	$58,138
Operating cash flows from finance leases	1,052
Financing cash flows from finance leases	459

Future lease commitments to be paid and received by the Company as of December 28, 2019 were as follows (in thousands):

	Payments		Receipts	Net leases
	Finance leases	Operating leases	Subleases
Fiscal year:
2020	$1,620	53,650	(67,546)	(12,276)
2021	1,629	56,026	(68,621)	(10,966)
2022	1,551	53,225	(63,212)	(8,436)
2023	1,527	48,085	(54,677)	(5,065)
2024	1,425	44,110	(48,330)	(2,795)
Thereafter	10,357	303,986	(280,974)	33,369
Total lease commitments	18,109	559,082	(583,360)	(6,169)
Less amount representing interest	10,370	142,572
Present value of lease liabilities	$7,739	416,510

As of December 28, 2019, the Company had certain executed real estate leases that had not yet commenced which are not reflected in the tables above. These leases are expected to commence between fiscal year 2020 and fiscal year 2025 with lease terms of 10 years to 20 years.
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

(11) Segment information
The Company is strategically aligned into two global brands, Dunkin’ and Baskin-Robbins, which are further segregated between U.S. operations and international operations. Additionally, the Company administers and directs the development of all advertising and promotional programs in the U.S. As such, the Company has determined that it has five reportable segments: Dunkin’ U.S., Dunkin’ International, Baskin-Robbins U.S., Baskin-Robbins International, and U.S. Advertising Funds. Dunkin’ U.S., Baskin-Robbins U.S., and Dunkin’ International primarily derive their revenues through royalty income and franchise fees. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement and rental income. Dunkin’ U.S. also derives revenue through rental income. Baskin-Robbins International primarily derives its revenues from sales of ice cream products, as well as royalty income and franchise fees. U.S. Advertising Funds primarily derive revenues through continuing advertising fees from Dunkin’ and Baskin-Robbins franchisees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and certain non-recurring, infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are generally consistent with those used in the consolidated financial statements.
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

	Revenues
	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Dunkin’ U.S.	$646,094	606,810	587,033
Dunkin’ International	26,748	22,341	19,770
Baskin-Robbins U.S.	48,131	47,418	48,208
Baskin-Robbins International	112,376	115,367	114,849
U.S. Advertising Funds	473,644	454,608	440,441
Total reportable segment revenues	1,306,993	1,246,544	1,210,301
Other	63,234	75,073	65,250
Total revenues	$1,370,227	1,321,617	1,275,551
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

	Segment profit
	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Dunkin’ U.S.	$490,193	466,094	445,118
Dunkin’ International	18,065	14,398	6,167
Baskin-Robbins U.S.	29,932	31,958	33,216
Baskin-Robbins International	40,077	36,189	39,505
U.S. Advertising Funds	—	—	—
Total reportable segments	578,267	548,639	524,006
Corporate and other	(108,212)	(114,046)	(110,012)
Interest expense, net	(118,477)	(121,548)	(101,110)
Amortization of other intangible assets	(18,454)	(21,113)	(21,335)
Long-lived asset impairment charges	(551)	(1,648)	(1,617)
Loss on debt extinguishment and refinancing transactions	(13,076)	—	(6,996)
Other income (loss), net	(235)	(1,083)	391
Income before income taxes	$319,262	289,201	283,327

Net income of equity method investments is included in segment profit for the Dunkin’ International and Baskin-Robbins International reportable segments. Amounts reported as “Other” in the table below include the reduction in depreciation and amortization, net of tax, reported by our equity method investees as a result of previously recorded impairment charges. Net income of equity method investments by reportable segment was as follows (in thousands):

	Net income (loss) of equity method investments
	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Dunkin’ International	$425	(86)	(83)
Baskin-Robbins International	14,478	11,711	11,117
Total reportable segments	14,903	11,625	11,034
Other	2,614	3,278	4,164
Total net income of equity method investments	$17,517	14,903	15,198
Depreciation is reflected in segment profit for each reportable segment. Depreciation by reportable segment was as follows (in thousands):

	Depreciation
	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Dunkin’ U.S.	$10,590	10,953	11,296
Dunkin’ International	26	41	31
Baskin-Robbins U.S.	334	282	320
Baskin-Robbins International	27	12	53
U.S. Advertising Funds	5,495	3,986	3,820
Total reportable segments	16,472	15,274	15,520
Corporate	7,452	8,644	8,384
Total depreciation	$23,924	23,918	23,904
Depreciation related to the U.S. Advertising Funds is included within advertising expenses in the consolidated statements of operations.
Property, equipment, and software, net by geographic region as of December 28, 2019 and December 29, 2018 is based on the physical locations within the indicated geographic regions and are as follows (in thousands):

	December 28, 2019	December 29, 2018
United States	$222,955	209,106
International	165	96
Total property, equipment, and software, net	$223,120	209,202

(12) Stockholders’ deficit
(a) Common stock
Shares of common stock issued and outstanding included in the consolidated balance sheets include vested and unvested restricted shares. Common stock in the consolidated statements of stockholders’ deficit excludes unvested restricted shares.
(b) Treasury stock
During fiscal year 2017, the Company entered into and completed an accelerated share repurchase agreement (the “2017 ASR Agreement”) with a third-party financial institution. Pursuant to the terms of the 2017 ASR Agreement, the Company paid the financial institution $100.0 million in cash and received 1,757,568 shares of the Company’s common stock during fiscal year 2017 based on a weighted-average cost per share of $56.90 over the term of the 2017 ASR Agreement.

Additionally, during fiscal year 2017, the Company repurchased a total of 513,880 shares of common stock in the open market at a weighted-average cost per share of $52.90 from existing stockholders.
The Company accounts for treasury stock under the cost method based on the fair market value of the shares on the dates of repurchase plus any direct costs incurred. During fiscal year 2017, the Company retired 2,271,448 shares of treasury stock repurchased under the 2017 ASR Agreement and in the open market. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $18.9 million and an increase in accumulated deficit of $108.3 million.
In February 2018, the Company entered into two accelerated share repurchase agreements (the “February 2018 ASR Agreements”) with two third-party financial institutions. Pursuant to the terms of the February 2018 ASR Agreements, the Company paid the financial institutions $650.0 million from cash on hand and received initial deliveries totaling 8,478,722 shares of the Company's common stock in February 2018, representing an estimate of 80% of the total shares expected to be delivered under the February 2018 ASR Agreements. Upon final settlement of the February 2018 ASR Agreements in August 2018, the Company received additional deliveries totaling 1,691,832 shares of its common stock based on a weighted-average cost per share of $63.91 over the term of the February 2018 ASR Agreements.
Additionally, during fiscal year 2018, the Company repurchased a total of 458,465 shares of common stock in the open market at a weighted-average cost per share of $65.44 from existing stockholders.
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
During fiscal year 2019, the Company repurchased a total of 379,970 shares of common stock in the open market at a weighted-average cost per share of $78.20 from existing stockholders and recorded an increase in treasury stock of $29.7 million.
Additionally, the Company retired 440,552 shares of treasury stock, inclusive of 379,970 shares repurchased in the open market based on the fair market value of the shares on the dates of repurchase and direct costs incurred, as well as an additional 60,582 shares held in the Company's treasury. The retirement of these shares resulted in decreases in treasury stock and additional paid-in capital of $32.9 million and $3.0 million, respectively, and an increase in accumulated deficit of $29.9 million.
(c) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive loss
Balances at December 29, 2018	$(14,307)	(820)	(15,127)
Other comprehensive loss	(4,534)	(148)	(4,682)
Balances at December 28, 2019	$(18,841)	(968)	(19,809)

(d) Dividends
During fiscal year 2019, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2019:
First quarter	$0.3750	$30,975	March 20, 2019
Second quarter	0.3750	31,010	June 12, 2019
Third quarter	0.3750	31,042	September 12, 2019
Fourth quarter	0.3750	31,062	December 11, 2019
During fiscal year 2018, the Company paid dividends on common stock as follows:

	Dividend per share	Total amount (in thousands)	Payment date
Fiscal year 2018:
First quarter	$0.3475	$28,639	March 21, 2018
Second quarter	0.3475	28,800	June 6, 2018
Third quarter	0.3475	28,596	September 5, 2018
Fourth quarter	0.3475	28,793	December 5, 2018
On February 6, 2020, the Company announced that its board of directors approved an increase to the next quarterly dividend to $0.4025 per share of common stock, payable on March 18, 2020 to shareholders of record as of the close of business on March 9, 2020.
(13) Equity incentive plans
The Dunkin’ Brands Group, Inc. 2015 Omnibus Long-Term Incentive Plan (the “2015 Plan”) was adopted in May 2015, and is the only plan under which the Company currently grants awards. A maximum of 6,200,000 shares of common stock may be delivered in satisfaction of awards under the 2015 Plan. Prior to the 2015 Plan, the Company granted awards under the Dunkin’ Brands Group, Inc. 2011 Omnibus Long-Term Incentive Plan (the “2011 Plan”).
Total share-based compensation expense, which is included in general and administrative expenses, consisted of the following (in thousands):

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Time-vested stock options	$6,476	7,575	8,611
Restricted stock units	5,173	4,569	4,337
2011 Plan restricted shares	3	1,172	701
Performance stock units	2,390	1,563	1,277
Total share-based compensation	$14,042	14,879	14,926
Total related tax benefit	$7,438	22,749	8,339

The actual tax benefit realized from stock options exercised during fiscal years 2019, 2018, and 2017 was $5.4 million, $24.7 million, and $11.1 million, respectively.
Time-vested stock options
Time-vested stock options generally vest in equal annual amounts over a 4-year period subsequent to the grant date, and as such are subject to a service condition, and also fully vest upon a change of control. The requisite service period over which compensation cost is being recognized is 4 years. The maximum contractual term of the stock options is generally 7 years.
The fair value of time-vested stock options was estimated on the date of grant using the Black-Scholes option pricing model. This model is impacted by the Company’s stock price and certain assumptions related to the Company’s stock and employees’

exercise behavior. The following weighted-average assumptions were utilized in determining the fair value of the 2015 Plan options granted during fiscal years 2019, 2018, and 2017:

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Weighted-average grant-date fair value of share options granted	$12.54	$10.44	$9.87
Weighted-average assumptions:
Risk-free interest rate	2.5%	2.5%	1.9%
Expected volatility	23.0%	23.0%	24.0%
Dividend yield	2.1%	2.3%	2.3%
Expected term (years)	3.96	4.40	4.88

The expected term for stock options granted during fiscal years 2019 and 2018 was based on historical exercise behavior for similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The expected term for stock options granted during fiscal year 2017 was estimated utilizing the simplified method. We utilized the simplified method because the Company did not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term. Expected volatility was estimated based on the Company’s historical volatility, and also considering historical volatility of peer companies over a period equivalent to the expected term. Additionally, the dividend yield was estimated based on dividends currently being paid on the underlying common stock at the date of grant. Estimated and actual forfeitures have not had a material impact on share-based compensation expense.
A summary of the status of the time-vested stock options as of December 28, 2019 and changes during fiscal year 2019 is presented below:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Share options outstanding at December 29, 2018	2,996,136	$51.71	4.7
Granted	619,306	72.28
Exercised	(647,656)	47.37
Forfeited or expired	(278,260)	59.92
Share options outstanding at December 28, 2019	2,689,526	56.64	4.3	$47.8
Share options exercisable at December 28, 2019	1,111,600	49.79	3.3	27.4

The total grant-date fair value of the time-vested options vested during fiscal years 2019, 2018, and 2017 was $7.5 million, $8.2 million, and $9.9 million, respectively. The total intrinsic value of the time-vested stock options exercised was $19.1 million, $44.8 million, and $13.0 million for fiscal years 2019, 2018, and 2017, respectively. As of December 28, 2019, there was $11.4 million of total unrecognized compensation cost related to the time-vested stock options. Unrecognized compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years.
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

A summary of the changes in the Company’s restricted stock units during fiscal year 2019 is presented below:

	Number of shares	Weighted-average grant-date fair value	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Nonvested restricted stock units at December 29, 2018	159,882	$55.19	1.4
Granted	79,358	71.87
Vested	(95,246)	53.39
Forfeited	(5,880)	56.79
Nonvested restricted stock units at December 28, 2019	138,114	65.96	1.5	$10.3

The fair value of each restricted stock unit is determined on the date of grant based on our closing stock price, less the present value of expected dividends not received during the vesting period. The weighted-average grant-date fair value of restricted stock units granted during fiscal years 2019, 2018, and 2017 was $71.87, $60.87, and $52.44, respectively. As of December 28, 2019, there was $5.7 million of total unrecognized compensation cost related to restricted stock units, which is expected to be recognized over a weighted-average period of approximately 1.8 years. The total grant-date fair value of restricted stock units vested during fiscal years 2019, 2018, and 2017 was $5.1 million, $4.5 million, and $4.1 million, respectively.
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
During fiscal year 2019, the contingently issuable restricted shares realized a 52.2% vesting percentage based upon the level of performance achieved against the market vesting condition, and 78,300 restricted shares vested.
Performance stock units
The Company granted 47,431, 67,993, and 84,705 performance stock units (“PSUs”) to certain employees during fiscal years 2019, 2018, and 2017, respectively, which are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted in 2019, 2018, and 2017, 20,681, 30,974, and 37,027 PSUs, respectively, are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s shareholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 26,750, 37,019, and 47,678 PSUs granted in 2019, 2018, and 2017, respectively, are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted-average grant-date fair value of $86.97, $65.52, and $67.52 per unit granted in 2019, 2018, and 2017, respectively. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs granted in 2019, 2018, and 2017 have a weighted-average grant-date fair value of $69.19, $57.10, and $52.44 per unit, respectively. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.

A summary of the changes in the Company’s PSUs during fiscal year 2019 is presented below:

	Number of shares	Weighted-average grant-date fair value	Weighted-average remaining contractual term (years)	Aggregate intrinsic value (in millions)
Nonvested performance stock units at December 29, 2018	194,569	$55.07	1.1
Granted(a)	68,940	61.77
Vested	(44,040)	28.32
Forfeited(b)	(46,927)	50.26
Nonvested performance stock units at December 28, 2019	172,542	62.35	1.1	$12.8

(a)	Includes 21,509 incremental TSR PSUs granted in fiscal year 2016 that vested in fiscal year 2019 at greater than 100% of target based on performance.

(b)	Includes forfeiture of 29,982 PSUs that did not achieve 100% of performance target at vesting.
As of December 28, 2019, there was $3.5 million of total unrecognized compensation cost related to PSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years. The total grant-date fair value of PSUs vested during fiscal year 2019 was $1.2 million. No PSUs vested in fiscal years 2018 or 2017.
(14) Earnings per Share
The computation of basic and diluted earnings per share of common stock is as follows (in thousands, except for share and per share data):

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Net income—basic and diluted	$242,024	229,906	271,209
Weighted-average number of shares of common stock:
Common—basic	82,809,017	83,697,610	90,857,168
Common—diluted	83,674,613	84,960,791	92,231,436
Earnings per share of common stock:
Common—basic	$2.92	2.75	2.99
Common—diluted	2.89	2.71	2.94

The weighted-average number of shares of common stock in the common diluted earnings per share calculation includes the dilutive effect of 865,596, 1,263,181, and 1,374,268 equity awards for fiscal years 2019, 2018, and 2017, respectively, using the treasury stock method. The weighted-average number of shares of common stock in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards outstanding for which the contingent vesting criteria were not yet met as of the fiscal period end. As of December 28, 2019, December 29, 2018, and December 30, 2017, there were 40,403, 184,744, and 150,000 shares, respectively, related to equity awards that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted-average number of shares of common stock in the common diluted earnings per share calculation excludes 645,362, 726,203, and 1,382,486 equity awards for fiscal years 2019, 2018, and 2017, respectively, as they would be antidilutive.

(15) Income taxes
Income before income taxes was attributed to domestic and foreign taxing jurisdictions as follows (in thousands):

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Domestic operations	$297,522	266,080	261,760
Foreign operations	21,740	23,121	21,567
Income before income taxes	$319,262	289,201	283,327

The components of the provision for income taxes were as follows (in thousands):

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Current:
Federal	$52,508	43,992	102,349
State	26,683	21,270	27,922
Foreign	4,304	3,930	3,094
Current tax provision	$83,495	69,192	133,365
Deferred:
Federal	$(4,832)	(7,262)	(117,054)
State	(1,500)	(2,967)	(5,900)
Foreign	75	332	1,707
Deferred tax benefit	(6,257)	(9,897)	(121,247)
Provision for income taxes	$77,238	59,295	12,118

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

Tax Rate
The provision for income taxes differed from the expense computed using the statutory federal income tax rate of 21% for each of the fiscal years 2019 and 2018 and 35% for fiscal year 2017 due to the following:

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Computed federal income tax expense, at statutory rate	21.0%	21.0%	35.0%
State income taxes	6.6	6.6	5.2
Benefits and taxes related to foreign operations	(1.7)	(1.5)	(1.7)
Excess tax benefits from share-based compensation	(1.5)	(6.8)	(2.8)
Change in valuation allowance	(0.4)	0.6	3.2
Other permanent differences	0.3	0.6	(0.5)
Impact of Tax Act	—	—	(34.9)
Other, net	(0.1)	—	0.8
Effective tax rate	24.2%	20.5%	4.3%

Deferred Tax Assets and Liabilities
The components of deferred tax assets and liabilities were as follows (in thousands):

	December 28, 2019		December 29, 2018
	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Allowance for doubtful accounts	$2,687	—	2,134	—
Finance leases	2,178	—	2,074	—
Rent	—	6,308	9,332	—
Property, equipment, and software	1,652	—	1,984	—
Deferred compensation liabilities	8,341	—	10,789	—
Deferred gift cards and certificates	17,737	—	17,402	—
Deferred revenue	110,069	—	111,668	—
Real estate reserves	—	—	980	—
Franchise rights and other intangibles	—	360,664	—	368,277
Unused net operating losses and foreign tax credits	1,924	—	3,270	—
Other current liabilities	4,764	—	5,581	—
Interest limitation carryforward	6,649	—	5,134	—
Operating lease assets	—	101,843	—	—
Operating lease liabilities	115,727	—	—	—
Compensation	2,924	—	—	—
Other	1,281	—	162	—
	275,933	468,815	170,510	368,277
Valuation allowance	(1,352)	—	(2,827)	—
Total	$274,581	468,815	167,683	368,277

Deferred tax assets and liabilities are presented on a net basis by jurisdiction in the consolidated balance sheets. Deferred tax assets for certain foreign jurisdictions totaling $3.4 million as of each of December 28, 2019 and December 29, 2018 are included in other assets in the consolidated balance sheets. At December 28, 2019, the Company had net operating and capital loss carryforwards in certain international jurisdictions of approximately $6.5 million, and recorded deferred tax assets of $0.8 million, net of valuation allowance, related to such loss carryforwards. All unused net operating losses, capital losses, and interest limitations may be carried forward indefinitely, subject to certain restrictions on their use. In addition, the Company had $0.4 million of foreign tax credit carryforwards that expire in 2029 on which a full valuation allowance has been recorded.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income, and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes, as of December 28, 2019, with the exception of a foreign tax credit carryforward and net operating loss carryforwards attributable to certain of our foreign subsidiaries for which valuation allowances have been recorded, it is more likely than not that the Company will realize the benefits of the deferred tax assets.
The Company has not recognized a deferred tax liability of $11.8 million for potential foreign withholding taxes on the undistributed earnings, net of foreign tax credits, relating to our foreign joint ventures that arose in fiscal year 2019 and prior years because the Company currently does not expect those unremitted earnings to be distributed and become taxable to the Company in the future. In addition, the previously untaxed accumulated earnings and profits of our joint ventures were subject to U.S. tax in the one-time mandatory transition tax provision in fiscal year 2017. A deferred tax liability will be recognized when the Company is no longer able to demonstrate that it plans to indefinitely reinvest undistributed earnings. As of December 28, 2019 and December 29, 2018, the undistributed earnings of these joint ventures were approximately $179.4 million and $159.6 million, respectively.
The Company has not recognized a deferred tax liability for the undistributed earnings of our foreign subsidiaries since the previously untaxed accumulated earnings and profits of those subsidiaries were subject to tax in the one-time mandatory transition tax provision in fiscal year 2017. Beginning in fiscal year 2018, the income from these subsidiaries is considered global intangible low-taxed income and a portion of those earnings are included in taxable income in the year earned. In addition, such earnings are considered indefinitely reinvested outside the United States. As of December 28, 2019 and December 29, 2018, the amount of cash associated with indefinitely reinvested foreign earnings was approximately $19.3 million and $22.7 million, respectively. If in the future we decide to repatriate such foreign earnings, we could incur incremental U.S. federal and state income tax. However, our intention is to keep these funds indefinitely reinvested outside of the United States and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Unrecognized Tax Benefits
At December 28, 2019 and December 29, 2018, the total amount of unrecognized tax benefits related to uncertain tax positions was $1.3 million and $2.4 million, respectively. At December 28, 2019 and December 29, 2018, the Company had approximately $0.8 million and $0.7 million, respectively, of accrued interest and penalties related to uncertain tax positions. During fiscal year 2018, the Company recorded an uncertain tax position of $1.1 million due to uncertainty in the application of provisions of the Tax Act. During fiscal year 2019, regulations were issued by U.S. Treasury which clarified the new provisions related to foreign tax credit. Accordingly, the uncertain tax position was released during 2019. The Company did not record a material amount related to potential interest and penalties for uncertain tax positions during fiscal years 2019, 2018, or 2017. As of December 28, 2019 and December 29, 2018, there was $1.3 million and $1.2 million, respectively, of unrecognized tax benefits that, if recognized, would impact the annual effective tax rate.
The Company’s major tax jurisdiction subject to income tax is the United States, where periods dating back to tax years ended December 2016 remain open and subject to examination.
A summary of the changes in the Company’s unrecognized tax benefits is as follows (in thousands):

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Balance at beginning of year	$2,392	1,529	2,290
Increases related to prior year tax positions	—	3	206
Increases related to current year tax positions	—	1,121	65
Decreases related to prior year tax positions	(1,124)	(170)	(94)
Decreases related to settlements	—	—	(871)
Lapses of statutes of limitations	—	—	(140)
Effect of foreign currency adjustments	43	(91)	73
Balance at end of year	$1,311	2,392	1,529

(16) Commitments and contingencies
(a) Lease commitments
The Company is party to various leases for property, including land and buildings, leased automobiles, and office equipment under operating and finance lease arrangements (see note 10).
(b) Supply chain guarantees
The Company has entered into various agreements with suppliers of franchisee products, the majority of which contain guarantees by the Company related to franchisees' purchases of certain volumes of products over specified periods. The Company’s guarantees decrease as franchisees purchase products over the respective terms of the agreements. The guarantees have varying terms, many of which are one year or less, and the latest of which expires in 2022. As of December 28, 2019 and December 29, 2018, the Company was contingently liable under such supply chain agreements for approximately $100.9 million and $119.4 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, the Company accrued an inconsequential amount of reserves related to supply chain guarantees as of December 28, 2019 and December 29, 2018.
(c) Letters of credit
As of December 28, 2019 and December 29, 2018, the Company had standby letters of credit outstanding for a total of $33.1 million and $32.4 million, respectively. There were no amounts drawn down on these letters of credit.
(d) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. At December 28, 2019 and December 29, 2018, an inconsequential amount was accrued related to outstanding litigation.
(17) Retirement plans
401(k) Plan
Employees of the Company, excluding employees of certain international subsidiaries, are eligible to participate in a defined contribution retirement plan, the Dunkin’ Brands 401(k) Retirement Plan (“401(k) Plan”), under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, employees may contribute up to 80% of their pre-tax eligible compensation, not to exceed the annual limits set by the IRS. The 401(k) Plan allows the Company to match participants’ contributions in an amount determined at the sole discretion of the Company. The Company matched participants’ contributions during fiscal years 2019, 2018, and 2017, up to a maximum of 4% of the employee’s eligible compensation. Employer contributions totaled $3.4 million for each of the fiscal years 2019 and 2017, and $3.5 million for fiscal year 2018.
NQDC Plans
The Company also offers certain qualifying individuals, as defined by the Employee Retirement Income Security Act (“ERISA”), the ability to participate in the NQDC Plans. The NQDC Plans allow for pre-tax contributions of up to 50% of a participant’s base annual salary and other forms of compensation, as defined. The Company credits the amounts deferred with earnings and holds investments in company-owned life insurance policies to offset the Company’s liabilities under the NQDC Plans. The NQDC Plans liability, included in other long-term liabilities in the consolidated balance sheets, was $7.2 million and $9.8 million at December 28, 2019 and December 29, 2018, respectively. As of December 28, 2019 and December 29, 2018, total investments held for the NQDC Plans were $12.4 million and $9.9 million, respectively, and are included in other assets in the consolidated balance sheets.

(18) Related-party transactions
The Company recognized revenues from its equity method investees, consisting of royalty income and sales of ice cream and other products, as follows (in thousands):

	Fiscal year ended
	December 28, 2019	December 29, 2018	December 30, 2017
Japan JV	$1,346	1,874	1,745
South Korea JV	4,987	4,569	4,525
Australia JV	3,746	6,002	4,242
	$10,079	12,445	10,512

As of December 28, 2019 and December 29, 2018, the Company had $3.7 million and $5.5 million, respectively, of receivables from its equity method investees, which were recorded in accounts receivable, net of allowance for doubtful accounts, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $3.8 million during each of the fiscal years 2019 and 2018 and $3.3 million during fiscal year 2017, primarily for the purchase of ice cream products.
(19) Allowance for doubtful accounts
The changes in the allowance for doubtful accounts were as follows (in thousands):

	Accounts receivable	Short-term notes and other receivables	Long-term notes and other receivables
Balance at December 31, 2016	$4,778	339	2,088
Provision for doubtful accounts, net	123	264	70
Write-offs and other	(968)	—	(335)
Balance at December 30, 2017	3,933	603	1,823
Provision for (recovery of) doubtful accounts, net	606	281	(256)
Write-offs and other	(955)	—	(81)
Balance at December 29, 2018	3,584	884	1,486
Provision for (recovery of) doubtful accounts, net	2,931	(153)	84
Write-offs and other	18	47	(31)
Balance at December 28, 2019	$6,533	778	1,539

(20) Quarterly financial data (unaudited)

	Three months ended
	March 30, 2019	June 29, 2019	September 28, 2019	December 28, 2019
	(In thousands, except per share data)
Total revenues	$319,091	359,337	355,882	335,917
Operating income	101,372	122,652	121,343	105,683
Net income	52,323	59,622	72,365	57,714
Earnings per share:
Common—basic	0.63	0.72	0.87	0.70
Common—diluted	0.63	0.71	0.86	0.69

	Three months ended
	March 31, 2018	June 30, 2018	September 29, 2018	December 29, 2018
	(In thousands, except per share data)
Total revenues	$301,342	350,640	350,011	319,624
Operating income	89,831	113,850	111,592	96,559
Net income	50,152	60,498	66,067	53,189
Earnings per share:
Common—basic	0.58	0.73	0.80	0.64
Common—diluted	0.57	0.72	0.79	0.64

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
We carried out an evaluation, under the supervision, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 28, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2019, such disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
During the fiscal year ended December 28, 2019, we adopted new lease guidance. We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of the new guidance to facilitate the adoption. Additionally, we implemented new business processes, internal controls, and modified information technology systems to assist in the ongoing application of the new guidance.
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

Management, with the participation of the Company’s principal executive and principal financial officers, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2019 based on the framework and criteria established in Internal Control–Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls, and a conclusion on this evaluation. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 28, 2019.
Our independent registered public accounting firm, KPMG LLP, audited the effectiveness of our internal control over financial reporting as of December 28, 2019, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Dunkin’ Brands Group, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Dunkin’ Brands Group, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 28, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 24, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP
Boston, Massachusetts
February 24, 2020

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Information about our Executive Officers
Set forth below is certain information about our executive officers. Ages are as of February 24, 2020.

David Hoffmann, age 52, was named Chief Executive Officer of Dunkin’ Brands in July 2018. Mr. Hoffmann joined Dunkin’ Brands in October 2016 as President, Dunkin’ Donuts U.S. and Canada. Prior to joining Dunkin’ Brands, Mr. Hoffmann served as President, High Growth Markets, for McDonald’s Corporation. Mr. Hoffmann served as an executive for McDonald’s Corporation for 19 years in increasing areas of responsibility, including Senior Vice President and Restaurant Support Officer for APMEA, Vice President of Strategy, Insights and Development for APMEA and of Executive Vice President of McDonald’s Japan.

Jack Clare, age 49, was appointed Chief Information and Strategy Officer in March 2015. Mr. Clare joined Dunkin’ Brands in July 2012, and prior to his current position, he served as Chief Information Officer. Prior to joining Dunkin’ Brands, Mr. Clare served as Vice President, IT and Chief Information Officer for Yum! Restaurants International, where he had responsibility for the IT strategy for more than 14,000 restaurants in over 120 countries, primarily for the KFC, Pizza Hut and Taco Bell brands. Before Yum!, Mr. Clare spent seven years with Constellation Brands, most recently as their Vice President, Technical Services. He also spent three years with Sapient Corporation in various IT management roles and 7 years on active duty as an officer in the U.S. Air Force.

Katherine Jaspon, age 43, was named Chief Financial Officer on June 5, 2017 after serving in that position on an interim basis since April 7, 2017. Ms. Jaspon joined the Company in December 2005 as Assistant Controller, and served as Vice President, Finance and Treasury from September 2014 until her promotion to CFO. Prior to that, she served as Vice President, Accounting, and Controller since 2010 and assumed the responsibilities of Corporate Treasurer in December 2011. She previously served as an audit senior manager at KPMG LLP and is a licensed certified public accountant.

Stephanie Lilak, age 50, was named Senior Vice President, Chief Human Resources Officer in July 2019. Prior to joining Dunkin' Brands, Ms. Lilak spent 23 years with General Mills Inc., in roles of increasing responsibility. She served as Vice President, Human Resources for the North America Retail Segment from January 2015 until July 2019. Prior to that role, Ms. Lilak was the Vice President, Human Resources of the Convenience and Food Service Segment from September 2013 until January 2015.

Jason Maceda, age 51, was named Senior Vice President, Baskin-Robbins U.S. and Canada in July 2017. A twenty-two year employee of Dunkin’ Brands, Mr. Maceda most recently served as the Company’s Vice President of U.S. Financial Planning and Corporate Real Estate. Mr. Maceda has held several leadership positions in the Dunkin’ Brands Finance Department. Prior to Dunkin’ Brands, he held a supervisory position in the finance department of Davol Inc., a subsidiary of C.R. Bard Inc., a multi-national manufacturer of healthcare products. He began his career in public accounting with Ernst & Young. Mr. Maceda also serves on the board of directors of Good Times Restaurants Inc.

David Mann, age 57, joined the Company in March 2019 as Senior Vice President, Chief Legal Officer and Corporate Secretary. Mr. Mann worked at Marriott International, Inc. (a global hospitality company) from 1995 until March 2019, most recently serving as Senior Vice President and Deputy General Counsel, and prior to that role, serving as Senior Vice President and Associate General Counsel for the Americas Transactions and Corporate Affairs group.

Scott Murphy, age 47, was named President, Dunkin' Americas in December 2019. Prior to his current appointment, Mr. Murphy served as Chief Operating Officer, Dunkin' U.S. from January 2018 until December 2019, and prior to that, Mr. Murphy served as Senior Vice President, Operations, Dunkin' Donuts U.S. and Canada. Mr. Murphy joined Dunkin’ Brands in 2004 and previously served as Senior Vice President and Chief Supply Officer. Mr. Murphy’s prior experience includes 10 years of global management consulting with A.T. Kearney. Mr. Murphy has served on the board of directors of Oath Craft Pizza, the National Coffee Association of America, the International Food Service Manufacturers Association and the National DCP, LLC.

Karen Raskopf, age 65, joined Dunkin’ Brands in 2009 and currently serves as Senior Vice President and Chief Communications and Sustainability Officer. Prior to joining Dunkin’ Brands, she spent 12 years as Senior Vice President, Corporate Communications for Blockbuster, Inc. She also served as head of communications for 7-Eleven, Inc. Ms. Raskopf is Co-Chair of the Board of Directors of the Dunkin' Joy in Childhood Foundation.

John Varughese, age 54, was named Senior Vice President, International of Dunkin’ Brands in November 2018. Mr. Varughese joined Dunkin’ Brands in 2002 and prior to his current position, he served as Vice President, International and prior to that, as Vice President, Baskin-Robbins International Operations and Managing Director of Baskin-Robbins Worldwide.

The remaining information required by this item will be contained in our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders, which will be filed not later than 120 days after the close of our fiscal year ended December 28, 2019 (the “Definitive Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation.
The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information required by this item will be contained in the Definitive Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

1.	Financial statements: All financial statements are included in Part II, Item 8 of this report.

2.
Financial statement schedules: All financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits:

Exhibit Number	Exhibit Title

3.1
Form of Second Restated Certificate of Incorporation of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

3.2
Third Amended and Restated Bylaws of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on February 14, 2020)

4.1	Description of Securities

4.2
Specimen Common Stock certificate of Dunkin’ Brands Group, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-1, File No. 333-173898, as amended on July 11, 2011)

10.1*
Dunkin’ Brands Group, Inc. (f/k/a Dunkin’ Brands Group Holdings, Inc.) Amended and Restated 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.2*
Form of Option Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.3*
Form of Restricted Stock Award under 2006 Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-173898, filed with the SEC on May 4, 2011)

10.4*
Dunkin’ Brands Group, Inc. Amended & Restated 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.5*
Form of Amended Option Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 20, 2014)

10.6*
Form of Amended Restricted Stock Unit Award under 2011 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2013)

10.7*
Dunkin’ Brands Group, Inc. 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204454, filed with the SEC on May 26, 2015)

10.8*
Form of Non-Statutory Stock Option Agreement under the 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2017)

10.9*
Form of Restricted Stock Unit Agreement under the 2015 Omnibus Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 22, 2017)

10.10*
Form of Performance Stock Unit Agreement under the 2015 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 22, 2017)

10.11*
Dunkin’ Brands Group, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, File No. 333-204456, filed with the SEC on May 26, 2015)

10.12*
Dunkin’ Brands Group, Inc. Annual Management Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed the with SEC on August 6, 2014)

10.13*
Amended and Restated Dunkin’ Brands, Inc. Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, File No. 001-35258, filed the with SEC on February 19, 2015)

10.14*
Executive Employment Agreement between the Company and David Hoffmann dated July 11, 2018 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form10-Q, File No. 001-35258, filed with the SEC on November 7, 2018)

10.15*	Offer Letter to Katherine Jaspon dated May 26, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on August 7, 2017)

10.16*	Offer Letter to Tony Weisman dated August 6, 2017 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K, File No. 001-35258, filed with the SEC on February 26, 2019)

10.17*	Offer Letter to W. David Mann dated February 13, 2019

10.18*	Offer Letter to John L. Clare dated June 29, 2012

10.19*	Offer Letter to Scott Murphy dated December 10, 2019

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

10.34*
Form of Restricted Stock Unit Award Agreement for David Hoffmann (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 2, 2016)

10.35*
Form of Performance Stock Unit Award Agreement for David Hoffmann (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 2, 2016)

10.36*	Separation Agreement between the Company and Tony Weisman, dated October 11, 2019

10.37*
Dunkin' Brands Group, Inc. Executive Change in Control Severance Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, File No. 001-35258, filed with the SEC on November 8, 2017)

10.38*
Class A-1 Note Purchase Agreement dated April 30, 2019 among DB Master Finance LLC, as Master Issuer, DB Master Finance Parent LLC, DB Franchising Holding Company LLC, DB Mexican Franchising LLC, DD IP Holder LLC, BR IP Holder, BR UK Franchising LLC, Dunkin’ Donuts Franchising LLC, Baskin-Robbins Franchising LLC, DB Real Estate Assets I LLC, DB Real Estate Assets II LLC, each as Guarantor, Dunkin’ Brands, Inc., as manager, certain conduit investors, financial institutions and funding agents, and Coöperatieve Rabobank, U.A., New York Branch, as provider of letters of credit, as swingline lender and as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on May 1, 2019)

10.39*
Management Agreement Amendment dated April 30, 2019 among DB Master Finance, DB Master Finance Parent LLC, certain subsidiaries of DB Master Finance LLC party thereto, Dunkin’ Brands, Inc., as manager, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on May 1, 2019)

10.40*
Series 2019-1 Supplement to Base Indenture dated April 30, 2019 between DB Master Finance LLC, as Master Issuer of the Series 2019-1 fixed rate senior secured notes, Class A-2, and Series 2019-1 variable funding senior notes, Class A-1, and Citibank, N.A., as Trustee and Series 2019-1 Securities Intermediary (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on May 1, 2019)

10.41*
Second Supplement to the Base Indenture dated April 30, 2019 between DB Master Finance LLC, as Master Issuer, and Citibank, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, File No. 001-35258, filed with the SEC on May 1, 2019)

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019, formatted in Extensible Business Reporting Language, (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity (Deficit), (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Management contract or compensatory plan or arrangement

Item 16.	Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 24, 2020

DUNKIN’ BRANDS GROUP, INC.

By:	/s/ David Hoffmann
Name:	David Hoffmann
Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Hoffmann	Chief Executive Officer (Principal Executive Officer)	February 24, 2020
David Hoffmann

/s/ Katherine Jaspon	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2020
Katherine Jaspon

/s/ Nigel Travis	Non-Executive Chairman & Director	February 24, 2020
Nigel Travis

/s/ Raul Alvarez	Director	February 24, 2020
Raul Alvarez

/s/ Irene Chang Britt	Director	February 24, 2020
Irene Chang Britt

/s/ Anthony DiNovi	Director	February 24, 2020
Anthony DiNovi

/s/ Michael Hines	Director	February 24, 2020
Michael Hines

/s/ Mark Nunnelly	Director	February 24, 2020
Mark Nunnelly

/s/ Carl Sparks	Director	February 24, 2020
Carl Sparks

/s/ Linda Boff	Director	February 24, 2020
Linda Boff

/s/ Roland Smith	Director	February 24, 2020
Roland Smith