Form 10-Q
period 2020-03-28
DUNKIN' BRANDS GROUP, INC.
filed 2020-05-06
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 28, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒
As of May 1, 2020, 82,111,425 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements and Supplementary Data
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	March 28, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$601,226	621,152
Restricted cash	72,793	85,644
Accounts receivable, net of allowances of $10,052 and $6,533 as of March 28, 2020 and December 28, 2019, respectively	87,676	76,019
Notes and other receivables, net of allowances of $825 and $778 as of March 28, 2020 and December 28, 2019, respectively	32,162	57,174
Prepaid income taxes	25,063	16,701
Prepaid expenses and other current assets	63,275	50,611
Total current assets	882,195	907,301
Property, equipment, and software, net of accumulated depreciation of $177,917 and $172,001 as of March 28, 2020 and December 28, 2019, respectively	222,973	223,120
Operating lease assets	366,447	371,264
Equity method investments	151,718	154,812
Goodwill	888,253	888,286
Other intangible assets, net of accumulated amortization of $257,973 and $253,641 as of March 28, 2020 and December 28, 2019, respectively	1,298,112	1,302,721
Other assets	67,571	72,520
Total assets	$3,877,269	3,920,024
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of debt	$139,400	31,150
Operating lease liabilities	34,839	35,863
Accounts payable	92,949	89,413
Deferred revenue	37,510	39,950
Other current liabilities	290,318	386,050
Total current liabilities	595,016	582,426
Long-term debt, net	3,005,415	3,004,216
Operating lease liabilities	375,112	380,647
Deferred revenue	315,782	324,854
Deferred income taxes, net	202,175	197,673
Other long-term liabilities	20,056	18,218
Total long-term liabilities	3,918,540	3,925,608
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 82,088,373 shares issued and 82,087,373 shares outstanding as of March 28, 2020; 82,835,830 shares issued and 82,834,830 shares outstanding as of December 28, 2019	82	83
Additional paid-in capital	529,179	561,345
Treasury stock, at cost; 1,000 shares as of March 28, 2020 and December 28, 2019	(64)	(64)
Accumulated deficit	(1,138,697)	(1,129,565)
Accumulated other comprehensive loss	(26,787)	(19,809)
Total stockholders’ deficit	(636,287)	(588,010)
Total liabilities and stockholders’ deficit	$3,877,269	3,920,024

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 28, 2020	March 30, 2019
Revenues:
Franchise fees and royalty income	$139,476	139,328
Advertising fees and related income	116,970	117,198
Rental income	28,932	29,028
Sales of ice cream and other products	23,947	20,733
Other revenues	13,819	12,804
Total revenues	323,144	319,091
Operating costs and expenses:
Occupancy expenses—franchised restaurants	19,499	19,475
Cost of ice cream and other products	18,148	16,640
Advertising expenses	118,269	118,091
General and administrative expenses	60,535	56,203
Depreciation	5,049	4,621
Amortization of other intangible assets	4,592	4,633
Long-lived asset impairment charges	74	323
Total operating costs and expenses	226,166	219,986
Net income of equity method investments	3,666	2,230
Other operating income, net	668	37
Operating income	101,312	101,372
Other income (expense), net:
Interest income	2,055	1,831
Interest expense	(32,037)	(32,129)
Other loss, net	(670)	(4)
Total other expense, net	(30,652)	(30,302)
Income before income taxes	70,660	71,070
Provision for income taxes	18,547	18,747
Net income	$52,113	52,323
Earnings per share:
Common—basic	$0.63	0.63
Common—diluted	0.63	0.63
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended
	March 28, 2020	March 30, 2019
Net income	$52,113	52,323
Other comprehensive loss, net:
Effect of foreign currency translation, net of deferred tax (benefit) expense of $(62) and $26 for the three months ended March 28, 2020 and March 30, 2019, respectively	(6,387)	(2,353)
Other, net	(591)	(173)
Total other comprehensive loss, net	(6,978)	(2,526)
Comprehensive income	$45,135	49,797
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended March 28, 2020 and March 30, 2019
(In thousands)
(Unaudited)

	Stockholders' Deficit
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at December 28, 2019	82,836	$83	561,345	(64)	(1,129,565)	(19,809)	(588,010)
Net income	—	—	—	—	52,113	—	52,113
Other comprehensive loss, net	—	—	—	—	—	(6,978)	(6,978)
Exercise of stock options	66	—	3,251	—	—	—	3,251
Dividends paid on common stock ($0.4025 per share)	—	—	(33,057)	—	—	—	(33,057)
Share-based compensation expense	67	—	3,365	—	—	—	3,365
Repurchases of common stock	—	—	—	(64,292)	—	—	(64,292)
Retirement of treasury stock	(881)	(1)	(5,615)	64,292	(58,676)	—	—
Other	—	—	(110)	—	(2,569)	—	(2,679)
Balance at March 28, 2020	82,088	$82	529,179	(64)	(1,138,697)	(26,787)	(636,287)

Balance at December 29, 2018	82,437	$82	642,017	(1,060)	(1,338,709)	(15,127)	(712,797)
Net income	—	—	—	—	52,323	—	52,323
Other comprehensive loss, net	—	—	—	—	—	(2,526)	(2,526)
Exercise of stock options	84	—	3,830	—	—	—	3,830
Dividends paid on common stock ($0.3750 per share)	—	—	(30,975)	—	—	—	(30,975)
Share-based compensation expense	143	1	3,606	—	—	—	3,607
Repurchases of common stock	—	—	—	(129)	—	—	(129)
Retirement of treasury stock	(2)	—	(14)	129	(115)	—	—
Other	1	—	(138)	(2,231)	(2,257)	—	(4,626)
Balance at March 30, 2019	82,663	$83	618,326	(3,291)	(1,288,758)	(17,653)	(691,293)
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 28, 2020	March 30, 2019
Cash flows from operating activities:
Net income	$52,113	52,323
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,501	10,425
Amortization of debt issuance costs	1,237	1,281
Deferred income taxes	4,549	(5,447)
Provision for uncollectible accounts and notes receivable	3,693	689
Share-based compensation expense	3,365	3,607
Net income of equity method investments	(3,666)	(2,230)
Dividends received from equity method investments	589	3,777
Other, net	555	194
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	9,564	25,222
Prepaid income taxes, net	(8,357)	10,766
Prepaid expenses and other current assets	(12,917)	(6,967)
Accounts payable	4,970	(27,902)
Other current liabilities	(95,827)	(67,865)
Deferred revenue	(11,473)	(9,511)
Other, net	2,849	(4,354)
Net cash used in operating activities	(37,255)	(15,992)
Cash flows from investing activities:
Additions to property, equipment, and software	(6,145)	(1,946)
Other, net	(128)	(304)
Net cash used in investing activities	(6,273)	(2,250)
Cash flows from financing activities:
Borrowings under variable funding notes	116,000	—
Repayment of long-term debt	(7,787)	(7,912)
Dividends paid on common stock	(33,057)	(30,975)
Repurchases of common stock	(64,292)	(129)
Exercise of stock options	3,251	3,830
Other, net	(2,880)	(5,065)
Net cash provided by (used in) financing activities	11,235	(40,251)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(641)	89
Decrease in cash, cash equivalents, and restricted cash	(32,934)	(58,404)
Cash, cash equivalents, and restricted cash, beginning of period	707,977	598,321
Cash, cash equivalents, and restricted cash, end of period	$675,043	539,917
Supplemental cash flow information:
Cash paid for income taxes	$22,406	13,571
Cash paid for interest	30,812	30,763
Noncash activities:
Leased assets obtained in exchange for operating lease liabilities, net	5,069	856
Property, equipment, and software included in accounts payable and other current liabilities	3,177	1,405
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
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of March 28, 2020 and the consolidated statements of operations, comprehensive income, stockholders' deficit, and cash flows for each of the three-month periods ended March 28, 2020 and March 30, 2019 are unaudited.
The accompanying unaudited consolidated financial statements include the accounts of DBGI and its consolidated subsidiaries and have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for complete financial statements. All significant transactions and balances between subsidiaries and affiliates have been eliminated in consolidation. In the opinion of management, all adjustments necessary for a fair presentation of such financial statements in accordance with U.S. GAAP have been recorded. Such adjustments consisted only of normal recurring items. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the fiscal year ended December 28, 2019, included in the Company's Annual Report on Form 10-K.
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three-month periods ended March 28, 2020 and March 30, 2019 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 28, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2020.
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

Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of March 28, 2020 and December 28, 2019 were as follows (in thousands):

	March 28, 2020	December 28, 2019
Cash and cash equivalents	$601,226	621,152
Restricted cash	72,793	85,644
Restricted cash, included in Other assets	1,024	1,181
Total cash, cash equivalents, and restricted cash	$675,043	707,977

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
Financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2020 and December 28, 2019 are summarized as follows (in thousands):

	March 28, 2020		December 28, 2019
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$10,228	10,228	12,367	12,367
Total assets	$10,228	10,228	12,367	12,367
Liabilities:
Deferred compensation liabilities	$6,512	6,512	7,216	7,216
Total liabilities	$6,512	6,512	7,216	7,216

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
The carrying value and estimated fair value of total debt as of March 28, 2020 and December 28, 2019 were as follows (in thousands):

	March 28, 2020		December 28, 2019
	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Total debt	$3,144,815	2,956,030	3,035,366	3,149,505

The estimated fair value of variable funding notes, which is included in the fair value of total debt, approximates carrying value due to the variable interest rate and short-term maturity of the variable funding notes. The estimated fair value of other debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current midpoint prices for such debt. Judgment is required to develop these estimates.
The estimated fair value of debt is classified within Level 2, as defined under U.S. GAAP.

On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic. The estimated fair value of our debt decreased significantly during the three months ended March 28, 2020 and may continue to fluctuate based on market conditions and other factors as a result of COVID-19.
(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, advertising fees, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of March 28, 2020 and December 28, 2019, one master licensee, including its majority-owned subsidiaries, accounted for approximately 17% and 15%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for either of the three-month periods ended March 28, 2020 and March 30, 2019.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin' and Baskin-Robbins products under licensing arrangements. As of March 28, 2020, one of these third parties accounted for approximately 10% of total accounts and notes receivable. No individual third party accounted for more than 10% of total accounts and notes receivable as of December 28, 2019. No individual third party accounted for more than 10% of total revenues for either of the three-month periods ended March 28, 2020 and March 30, 2019.
(f) Recent accounting pronouncements
In June 2016, the Financial Accounting Standards Board (the “FASB”) issued new guidance for financial instruments which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this new guidance in fiscal year 2020 using the modified retrospective transition method. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.
The Company closely monitors the financial condition of our franchisees, licensees, and other third parties and estimates the allowance for credit losses based upon the lifetime expected loss on receivables. These estimates are based on historical collection experience with our franchisees, licensees, and other third parties as well as other factors, including those related to current market conditions and events. Included in the allowance for credit losses is a provision for uncollectible royalty, franchise fee, advertising fee, ice cream, and licensing fee receivables (see note 13).
The Company also monitors its off-balance sheet exposures under its letters of credit and supply chain and other guarantees. None of these arrangements has or is likely to have a material effect on the Company’s results of operations, financial condition, revenues, expenses or liquidity.
(g) Subsequent events
Subsequent events have been evaluated up through the date that these consolidated financial statements were filed.

(3) Revenue recognition
(a) Disaggregation of revenue
Revenues are disaggregated by timing of revenue recognition related to contracts with customers (“ASC 606”) and reconciled to reportable segment revenues as follows (in thousands):

	Three months ended March 28, 2020
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$117,855	6,237	5,046	1,698	—	130,836	2,903	133,739
Franchise fees	4,887	355	337	132	—	5,711	26	5,737
Advertising fees and related income	—	—	—	—	108,631	108,631	1,152	109,783
Other revenues	756	2,016	45	(1)	—	2,816	10,320	13,136
Total revenues recognized over time	123,498	8,608	5,428	1,829	108,631	247,994	14,401	262,395

Revenues recognized at a point in time:
Sales of ice cream and other products	—	1,409	—	25,257	—	26,666	(2,719)	23,947
Other revenues	369	44	55	(10)	—	458	225	683
Total revenues recognized at a point in time	369	1,453	55	25,247	—	27,124	(2,494)	24,630

Total revenues recognized under ASC 606	123,867	10,061	5,483	27,076	108,631	275,118	11,907	287,025

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	7,187	7,187
Rental income	27,923	783	—	226	—	28,932	—	28,932
Total revenues not subject to ASC 606	27,923	783	—	226	—	28,932	7,187	36,119

Total revenues	$151,790	10,844	5,483	27,302	108,631	304,050	19,094	323,144

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

(b) Contract balances
Information about receivables, contract assets, and deferred revenue subject to ASC 606 is as follows (in thousands):

	March 28, 2020	December 28, 2019	Balance Sheet Classification
Receivables	$102,297	86,104	Accounts receivable, net, Notes and other receivables, net, and Other assets
Contract assets	5,132	4,894	Other assets

Deferred revenue:
Current	$25,439	27,213	Deferred revenue—current
Long-term	311,505	320,457	Deferred revenue—long term
Total	$336,944	347,670

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
The decrease in the deferred revenue balance as of March 28, 2020 was driven primarily by $9.6 million of revenues recognized that were included in the opening deferred revenue balance as of December 28, 2019, as well as franchisee incentives provided during fiscal year 2020, offset by cash payments received or due in advance of satisfying our performance obligations.
(c) Transaction price allocated to remaining performance obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied at March 28, 2020 is as follows (in thousands):

Fiscal year:
2020(a)	$17,397
2021	19,080
2022	19,121
2023	19,123
2024	19,314
Thereafter	206,580
Total	$300,615

(a) Represents the estimate for remainder of fiscal year 2020 which excludes the three months ended March 28, 2020.

The estimated revenue in the table above does not contemplate future franchise renewals or new franchise agreements for restaurants for which a franchise agreement or store development agreement does not exist at March 28, 2020. Additionally, the table above excludes $49.0 million of consideration allocated to restaurants that were not yet open at March 28, 2020. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above.

(4) Debt
Debt at March 28, 2020 and December 28, 2019 consisted of the following (in thousands):

	March 28, 2020	December 28, 2019
2017 Class A-2-I Notes	$586,500	588,000
2017 Class A-2-II Notes	782,000	784,000
2019 Class A-2-I Notes	595,500	597,000
2019 Class A-2-II Notes	397,000	398,000
2019 Class A-2-III Notes	694,750	696,500
2019 Variable Funding Notes	116,000	—
Other	1,212	1,250
Debt issuance costs, net of amortization	(28,147)	(29,384)
Total debt, net	3,144,815	3,035,366
Less: current portion of debt	139,400	31,150
Long-term debt, net	$3,005,415	3,004,216

The Company's outstanding debt as of March 28, 2020 included Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”), Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”), Series 2019-1 3.787% Fixed Rate Senior Secured Notes, Class A-2-I (the “2019 Class A-2-I Notes”), Series 2019-1 4.021% Fixed Rate Senior Secured Notes, Class A-2-II (the “2019 Class A-2-II Notes”), and Series 2019-1 4.352% Fixed Rate Senior Secured Notes, Class A-2-III (the “2019 Class A-2-III Notes” and, together with the 2019 Class A-2-I Notes and 2019 Class A-2-II Notes, the “2019 Class A-2 Notes”) issued by DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI. In addition, the Master Issuer issued Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019 Variable Funding Notes” and, together with the 2019 Class A-2 Notes, the “2019 Notes”), which allow for the issuance of up to $150.0 million of 2019 Variable Funding Notes and certain other credit instruments, including letters of credit. As of March 28, 2020, the Company had drawn $116.0 million under the 2019 Variable Funding Notes.
No principal payments are required on the Company's outstanding debt if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the base indenture and related supplemental indentures, collectively, the “Indenture”), is less than or equal to 5.0 to 1.0. As of March 28, 2020, the Company's leverage ratio was less than 5.0 to 1.0. As such, the Company does not intend to make the next scheduled principal payment of $7.8 million in May 2020. The Company has classified payments that are expected to be made within the next twelve month period as current portion of debt in the consolidated balance sheet.
On March 16, 2020, the Company borrowed $116.0 million against the 2019 Variable Funding Notes as a precautionary measure given the market uncertainty arising from COVID-19 and to further strengthen financial flexibility. Borrowings under the 2019 Variable Funding Notes bear interest at a rate equal to a LIBOR rate plus 1.50%.
As of each of March 28, 2020 and December 28, 2019, $33.1 million of letters of credit were also outstanding against the 2019 Variable Funding Notes, which related primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of March 28, 2020 or December 28, 2019.
The 2017 Class A-2 Notes and 2019 Notes were each issued in a securitization transaction pursuant to which most of the Company’s domestic and certain of its foreign revenue-generating assets, consisting principally of franchise-related agreements, real estate assets, and intellectual property and license agreements for the use of intellectual property, are held by the Master Issuer and certain other limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiaries of the Company that act as guarantors of the 2017 Class A-2 Notes and 2019 Notes and that pledged substantially all of their assets to secure the 2017 Class A-2 Notes and 2019 Notes.

(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	March 28, 2020	December 28, 2019
Gift card/certificate liability	$179,844	248,082
Accrued payroll and benefits	15,079	27,208
Accrued interest	13,057	13,086
Other current liabilities—advertising funds	42,130	48,089
Franchisee profit-sharing liability	6,079	14,184
Other	34,129	35,401
Total other current liabilities	$290,318	386,050

The franchisee profit-sharing liability represents amounts owed to franchisees from the net profits primarily on the sale of Dunkin’ K-Cup® pods, retail packaged coffee, and ready-to-drink bottled iced coffee in certain retail outlets.
(6) Segment information
The Company is strategically aligned into two global brands, Dunkin’ and Baskin-Robbins, which are further segregated between U.S. operations and international operations. Additionally, the Company administers and directs the development of all advertising and promotional programs in the U.S. As such, the Company has determined that it has five reportable segments: Dunkin’ U.S., Baskin-Robbins U.S., Dunkin’ International, Baskin-Robbins International, and U.S. Advertising Funds. Dunkin’ U.S., Baskin-Robbins U.S., and Dunkin’ International primarily derive their revenues through royalty income and franchise fees. Baskin-Robbins U.S. also derives revenue through license fees from a third-party license agreement and rental income. Dunkin’ U.S. also derives revenue through rental income. Baskin-Robbins International primarily derives its revenues from sales of ice cream products, as well as royalty income and franchise fees. U.S. Advertising Funds primarily derive revenues through continuing advertising fees from Dunkin’ and Baskin-Robbins franchisees. The operating results of each segment are regularly reviewed and evaluated separately by the Company’s senior management, which includes, but is not limited to, the chief executive officer. Senior management primarily evaluates the performance of its segments and allocates resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and certain non-recurring, infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. When senior management reviews a balance sheet, it is at a consolidated level. The accounting policies applicable to each segment are generally consistent with those used in the consolidated financial statements.
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

	Revenues
	Three months ended
	March 28, 2020	March 30, 2019
Dunkin’ U.S.	$151,790	149,745
Baskin-Robbins U.S.	10,844	10,277
Dunkin’ International	5,483	6,851
Baskin-Robbins International	27,302	25,579
U.S. Advertising Funds	108,631	108,642
Total reportable segment revenues	304,050	301,094
Other	19,094	17,997
Total revenues	$323,144	319,091

Amounts included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended
	March 28, 2020	March 30, 2019
Dunkin’ U.S.	$109,306	111,034
Baskin-Robbins U.S.	6,609	6,323
Dunkin’ International	3,491	4,831
Baskin-Robbins International	9,448	7,802
U.S. Advertising Funds	—	—
Total reportable segments	128,854	129,990
Corporate and other	(22,876)	(23,662)
Interest expense, net	(29,982)	(30,298)
Amortization of other intangible assets	(4,592)	(4,633)
Long-lived asset impairment charges	(74)	(323)
Other loss, net	(670)	(4)
Income before income taxes	$70,660	71,070

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

	Net income (loss) of equity method investments
	Three months ended
	March 28, 2020	March 30, 2019
Dunkin’ International	$(125)	(140)
Baskin-Robbins International	3,407	1,717
Total reportable segments	3,282	1,577
Other	384	653
Total net income of equity method investments	$3,666	2,230

(7) Stockholders’ deficit
(a) Treasury stock
During the three months ended March 28, 2020, the Company repurchased a total of 880,933 shares of common stock in the open market for total consideration of $64.3 million.
The Company accounts for treasury stock under the cost method based on the cost of the shares on the dates of repurchase plus any direct costs incurred. During the three months ended March 28, 2020, the Company retired 880,933 shares of treasury stock repurchased in the open market. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $5.6 million and an increase in accumulated deficit of $58.7 million.
(b) Equity incentive plans
During the three months ended March 28, 2020, the Company granted stock options to purchase 681,862 shares of common stock and 42,628 restricted stock units (“RSUs”) to certain employees. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with a weighted-average exercise price of $75.80 per share and had a weighted-average grant-date fair value of $11.55 per share. The RSUs granted to employees generally vest in equal annual amounts over a three-year period subsequent to the grant date and had a weighted-average grant-date fair value of $72.74 per unit.

In addition, the Company granted 45,964 performance stock units (“PSUs”) to certain employees during the three months ended March 28, 2020. These PSUs are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 21,225 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 24,739 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted-average grant-date fair value of $81.64 per unit. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs had a weighted-average grant-date fair value of $72.95 per unit. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
Total compensation expense related to all share-based awards was $3.4 million and $3.6 million for the three months ended March 28, 2020 and March 30, 2019, respectively, and was included in general and administrative expenses in the consolidated statements of operations.
(c) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive loss
Balance as of December 28, 2019	$(18,841)	(968)	(19,809)
Other comprehensive loss, net	(6,387)	(591)	(6,978)
Balance as of March 28, 2020	$(25,228)	(1,559)	(26,787)

(d) Dividends
The Company paid a quarterly dividend of $0.4025 per share of common stock on March 18, 2020, totaling approximately $33.1 million. On April 30, 2020, the Company announced that its board of directors had suspended the Company's regular dividend program in response to the uncertainty arising from the COVID-19 pandemic. The board of directors remains committed to paying dividends over the long term and expects to reinstitute the program when it is appropriate to do so.
(8) Earnings per share
The computation of basic and diluted earnings per share of common stock is as follows (in thousands, except for share and per share data):

	Three months ended
	March 28, 2020	March 30, 2019
Net income—basic and diluted	$52,113	52,323
Weighted-average number of shares of common stock:
Common—basic	82,675,487	82,620,759
Common—diluted	83,222,485	83,432,042
Earnings per share of common stock:
Common—basic	$0.63	0.63
Common—diluted	0.63	0.63

The weighted-average number of shares of common stock in the common diluted earnings per share calculation includes the dilutive effect of 546,998 and 811,283 equity awards for the three months ended March 28, 2020 and March 30, 2019, respectively, using the treasury stock method. The weighted-average number of shares of common stock in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards outstanding for which the contingent vesting criteria were not yet met as of the fiscal period end. As of March 28, 2020 and March 30, 2019, there were 24,282 and 42,888 shares, respectively, related to equity awards that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted-average number of shares of common stock in the common diluted earnings per share calculation excludes 1,353,798 and 670,944 equity awards for the three months ended March 28, 2020 and March 30, 2019, respectively, as they would be antidilutive.
(9) Commitments and contingencies
(a) Supply chain guarantees
The Company has entered into various agreements with suppliers of franchisee products, the majority of which contain guarantees by the Company related to franchisees' purchases of certain volumes of products over specified periods. The Company's guarantees decrease as franchisees purchase products over their respective terms of the agreements. The guarantees have varying terms, many of which are one year or less, and the latest of which expires in 2022. As of March 28, 2020 and December 28, 2019, the Company was contingently liable under such supply chain agreements for approximately $80.3 million and $100.9 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, the Company accrued an inconsequential amount of reserves related to supply chain guarantees as of March 28, 2020 and December 28, 2019.
(b) Letters of credit
As of each of March 28, 2020 and December 28, 2019, the Company had standby letters of credit outstanding for a total of $33.1 million. There were no amounts drawn down on these letters of credit as of December 28, 2019.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of each of March 28, 2020 and December 28, 2019, an inconsequential amount was accrued related to outstanding litigation.
(10) Related-party transactions
The Company recognized revenues from its equity method investees, consisting of royalty income and sales of ice cream and other products, as follows (in thousands):

	Three months ended
	March 28, 2020	March 30, 2019
B-R 31 Ice Cream Company., Ltd.	$285	340
BR-Korea Co., Ltd.	1,164	1,183
Palm Oasis Ventures Pty. Ltd.	533	435
	$1,982	1,958

As of March 28, 2020 and December 28, 2019, the Company had $3.2 million and $3.7 million, respectively, of receivables from its equity method investees, which were recorded in accounts receivable, net of allowances, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $1.3 million and $1.1 million during the three months ended March 28, 2020 and March 30, 2019, respectively, primarily for the purchase of ice cream products.

(11) Advertising funds
Assets and liabilities of the advertising funds, which are restricted in their use, included in the consolidated balance sheets were as follows (in thousands):

	March 28, 2020	December 28, 2019
Accounts receivable, net of allowances	$24,956	20,194
Notes and other receivables, net of allowances	203	1,133
Prepaid income taxes	168	79
Prepaid expenses and other current assets	14,985	10,255
Total current assets	40,312	31,661
Property, equipment, and software, net	16,681	17,125
Operating lease assets	4,127	4,262
Other assets	805	1,126
Total assets	$61,925	54,174

Operating lease liabilities—current	$523	1,932
Accounts payable	64,887	69,232
Deferred revenue—current(a)	(722)	(722)
Other current liabilities	42,130	48,089
Total current liabilities	106,818	118,531
Operating lease liabilities—long-term	2,095	2,241
Deferred revenue—long-term(a)	(5,872)	(6,053)
Other long-term liabilities	1,954	—
Total liabilities	$104,995	114,719

(a)	Amounts represent franchisee incentives that have been deferred and are being recognized over the terms of the respective franchise agreements.
(12) Leases
The Company is party as a lessor and/or lessee to various leases for restaurants and other properties, including land and buildings, as well as leases for office equipment and automobiles. In addition, the Company has leased and subleased land and buildings to others, primarily franchisees. Rental income consisted of the following (in thousands):

	Three months ended
	March 28, 2020	March 30, 2019
Rental income—operating leases	$18,523	18,760
Variable rental income	10,409	10,268
Rental income	$28,932	29,028

(13) Allowances for accounts and notes receivable
The changes in the allowances for accounts and notes receivable were as follows (in thousands):

	Allowance for expected credit losses, excluding lease receivables(a)	Allowance for lease receivables	Total(b)
Balance at December 28, 2019	$7,742	1,108	8,850
Provision for uncollectible accounts and notes receivable, net	1,958	1,735	3,693
Write-offs and other	51	(11)	40
Balance at March 28, 2020	$9,751	2,832	12,583

(a)	Balance primarily consists of allowances recorded on receivables arising from contracts with customers under ASC 606.

(b)	Balance is included in accounts receivable, net; notes and other receivables, net; and other assets in the consolidated balance sheets.
(14) COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The pandemic had an unfavorable impact on the Company’s business, financial condition, and results of operations for the three months ended March 28, 2020, including temporary closures of restaurants and decreased traffic. In response to the ongoing COVID-19 pandemic, the Company has taken a series of actions to preserve financial flexibility and support franchisees during this time of uncertainty, including temporarily extending payment terms for royalties and advertising fees for franchisees in the U.S. and Canada from 12 to 45 days through mid-May to provide them with more financial flexibility to better support their employees and guests. In addition, the Company waived up to one month of rental payments and allowed franchisees to defer two months of rent on the approximately 900 properties leased by the Company to franchisees. While it is not possible at this time to estimate the nature and timing of the impact that the pandemic could have on our business due to numerous uncertainties, the continued spread of COVID-19 and the measures taken by local and national governments are expected to continue to disrupt our operations and may also impact supply chain, resulting in an adverse impact on our business, financial condition, and results of operations.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, including statements about our expected financial results, the impact of the COVID-19 pandemic, our ability to meet cash needs, our expected compliance with the covenants under the securitization documentation, and our share repurchase and dividend programs are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” or “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not historical facts.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. These risks and uncertainties include, but are not limited to: the continuing and uncertain impact of the current COVID-19 global pandemic on our business; the ongoing level of profitability of franchisees and licensees; our franchisees’ and licensees’ ability to sustain same store sales growth; changes in working relationships with our franchisees and licensees and the actions of our franchisees and licensees; our master franchisees’ relationships with sub-franchisees; the success of our investments in the Dunkin' U.S. Blueprint for Growth; the strength of our brand in the markets in which we compete; changes in competition within the quick service restaurant segment of the food industry; changes in consumer behavior resulting from changes in technologies or alternative methods of delivery; economic and political conditions in the countries where we operate; our substantial indebtedness; our ability to protect our intellectual property rights; consumer preferences, spending patterns and demographic trends; the impact of seasonal changes, including weather effects, on our business; the success of our growth strategy and international development; changes in commodity and food prices, particularly coffee, dairy products and sugar, and other operating costs; shortages of coffee; failure of our network and information technology systems; interruptions or shortages in the supply of products to our franchisees and licensees; the impact of food borne-illness or food safety issues or adverse public or media opinions regarding the health effects of consuming our products; our ability to collect royalty payments from our franchisees and licensees; uncertainties relating to litigation; the ability of our franchisees and licensees to open new restaurants and keep existing restaurants in operation; our ability to retain key personnel; any failure to protect consumer payment card data or other personally identifiable information; and catastrophic events.
Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent annual report on Form 10-K and within Item 1A of Part II of this Form 10-Q. Except as required by applicable law, we do not undertake to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ and Baskin-Robbins brands. With more than 21,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by limited or no table service. As of March 28, 2020, Dunkin’ had 13,167 global points of distribution with restaurants in 43 U.S. states, the District of Columbia, and 40 foreign countries. Baskin-Robbins had 8,168 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and 51 foreign countries.
We are organized into five reporting segments: Dunkin’ U.S., Baskin-Robbins U.S., Dunkin’ International, Baskin-Robbins International, and U.S. Advertising Funds. We generate revenue from five primary sources: (i) royalty income and franchise fees associated with franchised restaurants, (ii) continuing advertising fees from Dunkin’ and Baskin-Robbins franchisees and breakage and other revenue related to the gift card program, (iii) rental income from restaurant properties that we lease or sublease to franchisees, (iv) sales of ice cream and other products to franchisees in certain international markets, and (v) other income including fees for the licensing of our brands for products sold in certain retail outlets, the licensing of the rights to manufacture Baskin-Robbins ice cream products sold to U.S. franchisees, refranchising gains, and online training fees.
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of March 28, 2020, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three-month periods ended March 28, 2020 and March 30, 2019 reflect the results of operations for the 13-week periods ended on those dates. Operating results for the three-month period ended March 28, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2020.
On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. While it is not possible at this time to estimate the nature and timing of impact that the pandemic could have on our business, the continued spread of COVID-19 and the measures taken by local and national governments have disrupted and are expected to continue to disrupt our operations and may also impact supply chain, resulting in an adverse impact on our business, financial condition, and results of operations.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended
	March 28, 2020	March 30, 2019
Financial data (in thousands):
Total revenues	$323,144	319,091
Operating income	101,312	101,372
Adjusted operating income	105,978	106,328
Net income	52,113	52,323
Adjusted net income	55,473	55,891
Systemwide sales (in millions):
Dunkin’ U.S.	$2,124.5	2,126.3
Baskin-Robbins U.S.	130.2	128.5
Dunkin’ International	178.0	198.9
Baskin-Robbins International	329.6	314.6
Total systemwide sales	$2,762.2	2,768.2
Systemwide sales growth (decline)	(0.2)%	4.1%
Comparable store sales growth (decline):
Dunkin’ U.S.	(2.0)%	2.4%
Baskin-Robbins U.S.	1.8%	(2.8)%
Dunkin’ International	(7.1)%	2.9%
Baskin-Robbins International	2.5%	(2.0)%

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
The COVID-19 pandemic had an unfavorable impact on systemwide sales for each of our segments for the three months ended March 28, 2020. Overall decline in systemwide sales of 0.2% for the three months ended March 28, 2020 over the same period in the prior fiscal year resulted from the following:

•
Dunkin’ U.S. systemwide sales decline of 0.1% for the three months ended March 28, 2020 was primarily a result of comparable store sales decline of 2.0%, offset by 184 net new restaurants opened since March 30, 2019. Comparable store sales declined for the three months ended March 28, 2020 as a decline in traffic, primarily due to the impact of COVID-19 and concentrated in the last three weeks of the quarter, was offset by an increase in average ticket. The increase in average ticket was driven primarily by favorable mix shift to premium-priced espresso and cold brew beverages, offset by discounting driven by national value platforms. Comparable store sales growth was 3.5% in the first 10 weeks of the quarter, including positive ticket and traffic, and was offset by a comparable store sales decline of 19.4% in the last three weeks of the quarter due to the impact of the COVID-19 pandemic.

•
Baskin-Robbins U.S. systemwide sales growth of 1.3% for the three months ended March 28, 2020 was primarily a result of comparable store sales growth of 1.8%, offset by 29 net restaurant closures since March 30, 2019. The comparable store sales growth was driven by an increase in average ticket, offset by a decline in traffic primarily due to the impact of the COVID-19 pandemic and concentrated in the last three weeks of the the fiscal period. The increase in average ticket was driven by the sales of cup and cones, beverages, and sundaes. Comparable store sales growth was 11.0% in the first 10 weeks of the quarter, including positive ticket and traffic, and was offset by comparable store sales decline of 23.3% in the last three weeks of the quarter due to the impact of the COVID-19 pandemic.

•
Dunkin’ International systemwide sales decline of 10.5% for the three months ended March 28, 2020 was driven by sales declines across all regions. Sales in South Korea and Latin America were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales decreased by approximately 8%. Dunkin’ International comparable store sales decline of 7.1% for the three months ended March 28, 2020 was due primarily to declines in South Korea, Europe, Asia, and Latin America, offset by sales growth in the Middle East.

•
Baskin-Robbins International systemwide sales growth of 4.8% for the three months ended March 28, 2020 was driven by sales growth in South Korea and Japan, offset by sales declines in other Asian markets, the Middle East and Australia. Sales in South Korea were negatively impacted by unfavorable foreign exchange rates, while sales in Japan were positively impacted by favorable foreign exchange rates. On a constant currency basis, systemwide sales increased by approximately 8%. Baskin-Robbins International comparable store sales growth of 2.5% for the three months ended March 28, 2020 was driven primarily by growth in South Korea and Japan, offset by declines in Asia and the Middle East.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings (closings) as of and for the three months ended March 28, 2020 and March 30, 2019 were as follows:

	March 28, 2020	March 30, 2019
Points of distribution, at period end(a):
Dunkin’ U.S.	9,637	9,453
Baskin-Robbins U.S.	2,518	2,547
Dunkin’ International	3,530	3,447
Baskin-Robbins International	5,650	5,473
Consolidated global points of distribution	21,335	20,920

	Three months ended
	March 28, 2020	March 30, 2019
Net openings (closings) during the period:
Dunkin’ U.S.	7	34
Baskin-Robbins U.S.	(6)	(3)
Dunkin’ International	23	(5)
Baskin-Robbins International	14	(18)
Consolidated global net openings	38	8

(a)	Temporary restaurant closures due to COVID-19 are not treated as restaurant closures and affected restaurants are included in points of distribution.
Amid the COVID-19 pandemic, Dunkin' U.S. average weekly systemwide sales leveled off through the first four weeks of the second quarter of fiscal year 2020, with small increases week-over-week during that time period. However, there can be no assurance that systemwide sales will not experience further declines in the remainder of the second quarter or beyond as a result of the continuing impact of the COVID-19 pandemic or otherwise. At the end of March and into early April 2020, Dunkin' U.S. comparable store sales declined approximately 35%. For the week ending April 25, 2020, comparable stores sales for open Dunkin' U.S. restaurants declined approximately 25% compared to the prior year period. Baskin-Robbins' U.S. average weekly systemwide sales have increased week-over-week through the first four weeks of the second quarter of fiscal year 2020. At the end of March and into early April, Baskin-Robbins U.S. comparable store sales declined approximately 30% to 35%.  For the week ending April 25, 2020, comparable stores sales for open Baskin-Robbins U.S. restaurants declined approximately 10% compared to the prior year period. Based on these results for the beginning of the second fiscal quarter and the expected continuing negative impact of the COVID-19 pandemic on our financial results, we expect to experience more significant impacts to our financial results beginning in the second fiscal quarter as compared to the first fiscal quarter.
As of April 25, 2020, approximately 90% of Dunkin' U.S. restaurants and more than 90% of Baskin-Robbins U.S. locations remained open, while approximately 50% of international restaurants remained open, split about equally between brands. We have worked with our franchisees to permit them to temporarily close restaurants where market conditions warrant. The temporary closures due to the pandemic have been primarily on college campuses, at transportation hubs, and in dense urban areas. Our restaurants have been deemed an essential business in many jurisdictions allowing them to remain open in some capacity. Dunkin' U.S. has a flexible operating model where it can often continue to offer drive-thru, delivery, and curbside service where in-restaurant dining is not permitted. The Company is unable to predict the reopening schedule for restaurants that are temporarily closed due to the pandemic, or whether and when additional closures may occur.
Summary of operating results
Total revenues for the three months ended March 28, 2020 increased $4.1 million, or 1.3%, due primarily to an increase in sales of ice cream and other products, as well as an increase in other revenues driven primarily by license fees related to Dunkin’ K-Cup® pods and retail packaged coffee. The unfavorable impact on systemwide sales as a result of the COVID-19 pandemic had a corresponding unfavorable impact on royalty income, primarily for the Dunkin' U.S. segment.
Operating income and adjusted operating income for the three months ended March 28, 2020 of $101.3 million and $106.0 million, respectively, were relatively flat compared to the prior year period as an increase in general and administrative expenses was offset by increases in net margin on ice cream and other products and net income from our South Korea and Japan joint ventures, as well as the increase in other revenues. The increase in general and administrative expenses was primarily due to an increase in reserves for uncollectible receivables and training expense associated with the roll-out of new high volume brewers.
Net income and adjusted net income for the three months ended March 28, 2020 of $52.1 million and $55.5 million, respectively, were relatively flat compared to the prior year period. The drivers of net income and adjusted net income for the first quarter compared to the prior year period were consistent with those for operating income and adjusted operating income, respectively.
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

Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended
	March 28, 2020	March 30, 2019
	(In thousands)
Operating income	$101,312	101,372
Adjustments:
Amortization of other intangible assets	4,592	4,633
Long-lived asset impairment charges	74	323
Adjusted operating income	$105,978	106,328

Net income	$52,113	52,323
Adjustments:
Amortization of other intangible assets	4,592	4,633
Long-lived asset impairment charges	74	323
Tax impact of adjustments(a)	(1,306)	(1,388)
Adjusted net income	$55,473	55,891

(a)	Tax impact of adjustments calculated at effective tax rate of 28%.

Earnings per share
Earnings per share of common stock and diluted adjusted earnings per share of common stock were as follows:

	Three months ended
	March 28, 2020	March 30, 2019
Earnings per share of common stock:
Common—basic	$0.63	0.63
Common—diluted	0.63	0.63
Diluted adjusted earnings per share of common stock	0.67	0.67
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
The following table sets forth the computation of diluted adjusted earnings per share of common stock:

	Three months ended
	March 28, 2020	March 30, 2019
	(In thousands, except share and per share data)
Adjusted net income	$55,473	55,891
Weighted-average number of common shares—diluted	83,222,485	83,432,042
Diluted adjusted earnings per share of common stock	$0.67	0.67

Results of operations
Consolidated results of operations

	Three months ended
	March 28, 2020	March 30, 2019	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$139,476	139,328	148	0.1%
Advertising fees and related income	116,970	117,198	(228)	(0.2)%
Rental income	28,932	29,028	(96)	(0.3)%
Sales of ice cream and other products	23,947	20,733	3,214	15.5%
Other revenues	13,819	12,804	1,015	7.9%
Total revenues	$323,144	319,091	4,053	1.3%
Total revenues for the three months ended March 28, 2020 increased $4.1 million, or 1.3%, due primarily to an increase in sales of ice cream and other products, as well as an increase in other revenues driven primarily by license fees related to Dunkin’ K-Cup® pods and retail packaged coffee. The unfavorable impact on systemwide sales as a result of the COVID-19 pandemic had a corresponding unfavorable impact on royalty income, primarily for the Dunkin' U.S. segment.

	Three months ended
	March 28, 2020	March 30, 2019	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$19,499	19,475	24	0.1%
Cost of ice cream and other products	18,148	16,640	1,508	9.1%
Advertising expenses	118,269	118,091	178	0.2%
General and administrative expenses	60,535	56,203	4,332	7.7%
Depreciation and amortization	9,641	9,254	387	4.2%
Long-lived asset impairment charges	74	323	(249)	(77.1)%
Total operating costs and expenses	$226,166	219,986	6,180	2.8%
Net income of equity method investments	3,666	2,230	1,436	64.4%
Other operating income, net	668	37	631	1,705.4%
Operating income	$101,312	101,372	(60)	(0.1)%
Occupancy expenses for franchised restaurants for the three months ended March 28, 2020 remained relatively consistent with the prior year period.
Net margin on ice cream and other products for the three months ended March 28, 2020 increased $1.7 million, or 41.7%, due primarily to an increase in sales volume.
Advertising expenses for the three months ended March 28, 2020 increased $0.2 million due primarily to an increase in interest income earned on cash balances related to the gift card program, resulting in additional accruals of advertising costs, offset by the decrease in advertising fees and related income.
General and administrative expenses for the three months ended March 28, 2020 increased $4.3 million due primarily to an increase in reserves for uncollectible receivables and training expense associated with the roll-out of new high volume brewers.
Depreciation and amortization for the three months ended March 28, 2020 increased $0.4 million due primarily to an increase in depreciable assets, primarily comprised of technology infrastructure to support the Dunkin' mobile ordering and payment platform.
Long-lived asset impairment charges for the three months ended March 28, 2020 decreased $0.2 million. Long-lived asset impairment charges generally fluctuate based on the timing of lease terminations and the related write-off of leasehold improvements.

Net income of equity method investments for the three months ended March 28, 2020 increased $1.4 million primarily as a result of increases in net income from our South Korea and Japan joint ventures.
Other operating income, net, which includes net gains and losses recognized in connection with the sale or disposal of property, equipment, and software as well as other miscellaneous income, increased $0.6 million due primarily to income from administrative services performed that are not part of our core operations.

	Three months ended
	March 28, 2020	March 30, 2019	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Interest expense, net	$29,982	30,298	(316)	(1.0)%
Other loss, net	670	4	666	n/m
Total other expense	$30,652	30,302	350	1.2%
Net interest expense for the three months ended March 28, 2020 decreased $0.3 million driven primarily by an increase in interest income earned on our cash balances, as well as an increase in interest capitalized during the acquisition period of certain capital assets, offset by the impact of a securitization refinancing transaction completed during the second quarter of fiscal year 2019, resulting in increased interest expense due to an increase in the weighted-average interest rate.
The fluctuation in other loss, net, for the three months ended March 28, 2020 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended
	March 28, 2020	March 30, 2019
	(In thousands, except percentages)
Income before income taxes	$70,660	71,070
Provision for income taxes	18,547	18,747
Effective tax rate	26.2%	26.4%
The effective tax rate for the three months ended March 28, 2020 was relatively consistent with the prior year period.
Operating segments
We operate five reportable operating segments: Dunkin’ U.S., Baskin-Robbins U.S., Dunkin’ International, Baskin-Robbins International, and U.S. Advertising Funds. We evaluate the performance of our segments and allocate resources to them based on operating income adjusted for amortization of intangible assets, long-lived asset impairment charges, and certain non-recurring, infrequent or unusual charges, which does not reflect the allocation of any corporate charges. This profitability measure is referred to as segment profit. Segment profit for the Dunkin’ International and Baskin-Robbins International segments includes net income of equity method investments, except for other-than-temporary impairment charges and the related reduction in depreciation, net of tax, on the underlying long-lived assets.
For reconciliations to total revenues and income before income taxes, see note 6 to the unaudited consolidated financial statements. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, allocation of the consideration from sales of ice cream and other products to royalty income as consideration for the use of the franchise license and certain franchisee incentives are not reflected within segment revenues, but have no impact to total revenues for any segment.

Dunkin’ U.S.

	Three months ended
	March 28, 2020	March 30, 2019	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$117,855	117,097	758	0.6%
Franchise fees	4,887	3,626	1,261	34.8%
Rental income	27,923	27,848	75	0.3%
Other revenues	1,125	1,174	(49)	(4.2)%
Total revenues	$151,790	149,745	2,045	1.4%
Segment profit	$109,306	111,034	(1,728)	(1.6)%
Dunkin’ U.S. revenues for the three months ended March 28, 2020 increased $2.0 million due primarily to an increase in franchise fees as a result of additional deferred revenue recognized in connection with the planned closure of Speedway locations, as well as an increase in royalty income.
Dunkin’ U.S. segment profit for the three months ended March 28, 2020 decreased $1.7 million due primarily to an increase in reserves for uncollectible receivables and training expense associated with the roll-out of new high volume brewers, offset by the increases in franchise fees and royalty income.
Baskin-Robbins U.S.

	Three months ended
	March 28, 2020	March 30, 2019	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$6,237	6,103	134	2.2%
Franchise fees	355	312	43	13.8%
Rental income	783	960	(177)	(18.4)%
Sales of ice cream and other products	1,409	671	738	110.0%
Other revenues	2,060	2,231	(171)	(7.7)%
Total revenues	$10,844	10,277	567	5.5%
Segment profit	$6,609	6,323	286	4.5%
Baskin-Robbins U.S. revenues for the three months ended March 28, 2020 increased $0.6 million due primarily to an increase in sales of ice cream and other products, offset by decreases in rental income and other revenues.
Baskin-Robbins U.S. segment profit for the three months ended March 28, 2020 increased $0.3 million primarily as a result of an increase in net margin on ice cream.
Dunkin’ International

	Three months ended
	March 28, 2020	March 30, 2019	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$5,046	5,913	(867)	(14.7)%
Franchise fees	337	865	(528)	(61.0)%
Other revenues	100	73	27	37.0%
Total revenues	$5,483	6,851	(1,368)	(20.0)%
Segment profit	$3,491	4,831	(1,340)	(27.7)%
Dunkin’ International revenues for the three months ended March 28, 2020 decreased $1.4 million primarily as a result of a decrease in royalty income driven by a decline in systemwide sales and a recovery of prior period royalties recorded in the first quarter of 2019, as well as a decrease in franchise fees due primarily to additional deferred revenue recognized in the prior year period upon closure of certain international markets.
Segment profit for Dunkin’ International for the three months ended March 28, 2020 decreased $1.3 million primarily as a result of the decrease in revenues.
Baskin-Robbins International

	Three months ended
	March 28, 2020	March 30, 2019	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Royalty income	$1,698	1,905	(207)	(10.9)%
Franchise fees	132	358	(226)	(63.1)%
Rental income	226	220	6	2.7%
Sales of ice cream and other products	25,257	23,075	2,182	9.5%
Other revenues	(11)	21	(32)	(152.4)%
Total revenues	$27,302	25,579	1,723	6.7%
Segment profit	$9,448	7,802	1,646	21.1%
Baskin-Robbins International revenues for the three months ended March 28, 2020 increased $1.7 million due primarily to an increase in sales of ice cream and other products, offset by decreases in franchise fees and royalty income.
Baskin-Robbins International segment profit for the three months ended March 28, 2020 increased $1.6 million primarily as a result of favorable results from our Japan and South Korea joint ventures compared to the prior year period and an increase in net margin on ice cream due primarily to an increase in sales volume. Offsetting these factors was an increase in general administrative expenses due primarily to an increase in reserves for uncollectible receivables and the decreases in franchise fees and royalty income.
U.S. Advertising Funds

	Three months ended
	March 28, 2020	March 30, 2019	Increase (Decrease)
			$	%
	(In thousands, except percentages)
Advertising fees and related income	$108,631	108,642	(11)	0.0%
Total revenues	$108,631	108,642	(11)	0.0%
Segment profit	$—	—	—	—%
U.S. Advertising Funds revenues for the three months ended March 28, 2020 remained flat compared to the prior year period. Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit.
Liquidity and capital resources
As of March 28, 2020, we held $601.2 million of cash and cash equivalents and $72.8 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $195.2 million of cash held for advertising funds and reserved for gift card/certificate programs.
Operating, investing, and financing cash flows
Net cash used in operating activities was $37.3 million for the three months ended March 28, 2020, as compared to $16.0 million in the prior year period. The $21.3 million increase in operating cash outflows was driven primarily by increases in cash paid for income taxes and incentive compensation payments, timing of dividends received from equity method investments, as well as various changes in working capital, offset by an increase in pre-tax net income related to operating activities, excluding non-cash items.
Net cash used in investing activities was $6.3 million for the three months ended March 28, 2020, as compared to $2.3 million in the prior year period. The $4.0 million increase in investing cash outflows was driven primarily by an increase in capital expenditures of $4.2 million.

Net cash provided by financing activities was $11.2 million for the three months ended March 28, 2020, as compared to net cash used in financing activities of $40.3 million in the prior year period. The $51.5 million change in financing cash flows was driven primarily by the favorable impact of debt-related activities of $116.1 million compared to the prior year period, resulting primarily from proceeds from borrowing $116.0 million under the 2019 Variable Funding Notes (defined below). Offsetting these increases in financing cash flows was incremental cash used in the current year period for repurchases of common stock of $64.2 million.
Adjusted operating and investing cash flow
Net cash flows from operating and investing activities for the three months ended March 28, 2020 and March 30, 2019 included net cash outflows of $47.0 million and $49.6 million, respectively, related to advertising funds and gift card/certificate programs. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $3.5 million and $31.4 million of adjusted operating and investing cash flow during the three months ended March 28, 2020 and March 30, 2019, respectively. The decrease in adjusted operating and investing cash flow was driven primarily by the increases in cash paid for income taxes and incentive compensation payments, timing of dividends received from equity method investments, the increase in capital expenditures as well as various changes in working capital, offset by the increase in pre-tax net income related to operating activities, excluding non-cash items.
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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Three months ended
	March 28, 2020	March 30, 2019
Net cash used in operating activities	$(37,255)	(15,992)
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	46,983	49,605
Less: Net cash used in investing activities	(6,273)	(2,250)
Adjusted operating and investing cash flow	$3,455	31,363
Borrowing capacity
As of March 28, 2020, there was approximately $3.06 billion of total principal outstanding on the 2017 Class A-2 Notes (as defined below) and 2019 Class A-2 Notes (as defined below). On March 16, 2020, the Company borrowed $116.0 million under our $150.0 million 2019 Variable Funding Notes (as defined below) as a precautionary measure given the market uncertainty arising from COVID-19 and to further strengthen financial flexibility. As of March 28, 2020, there was $0.9 million in available commitments under the 2019 Variable Funding Notes as $33.1 million of letters of credit were outstanding.
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
The 2017 Class A-2 Notes and 2019 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2017 Class A-2 Notes and 2019 Class A-2 Notes is in November 2047 and May 2049, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”) will be repaid by November 2024, the Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) will be repaid by November 2027, the 2019 Class A-2-I Notes will be repaid by February 2024, the 2019 Class A-2-II Notes will be repaid by May 2026, and the 2019 Class A-2-III Notes will be repaid by May 2029 (the “Anticipated Repayment Dates”). Principal amortization payments equal to $31 million per calendar year, payable quarterly, are collectively required to be made on the 2017 Class A-2 and 2019 Class A-2 through the Anticipated Repayment Dates. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. As this specified leverage ratio was less than 5.0 to 1.0 as of March 28, 2020, no principal payments are required in the second quarter of fiscal year 2020 and the Company does not intend to make a principal payment. If the 2017 Class A-2 Notes or the 2019 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2017 Class A-2 Notes and the 2019 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service ("DSCR") of 1.20 to 1.0, measured for the four immediately preceding fiscal quarters, may also cause a rapid amortization event. Failure to maintain a minimum DSCR of 1.75 to 1.0 would also cause certain excess cash flows to be segregated in a separate restricted cash account. As of March 28, 2020, we had a DSCR of 3.27 to 1.0.
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
In order to assess our current debt levels, including servicing our long-term debt, and our ability to take on additional borrowings, we monitor a leverage ratio of our long-term debt, net of cash (“Net Debt”), to adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”). This leverage ratio differs from the leverage ratios specified in the Indenture. This leverage ratio, and the related Net Debt and Adjusted EBITDA measures used to compute it, are non-GAAP measures, and our use of the terms Net Debt and Adjusted EBITDA may vary from other companies, including those in our industry, due to the potential inconsistencies in the method of calculation and differences due to items subject to interpretation. Net Debt reflects the gross principal amount outstanding under our securitized financing facility, notes payable, and finance lease obligations, less short-term cash, cash equivalents, and restricted cash, excluding cash reserved for gift card/certificate programs. Adjusted EBITDA is defined in our securitized financing facility as net income before interest, taxes, depreciation and amortization, and impairment charges, as adjusted for certain items that are summarized in the table below. Net Debt should not be considered as an alternative to debt, total liabilities, or any other obligations derived in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income, operating income, or any other performance measures derived in accordance with GAAP, as a measure of operating performance, or as an alternative to cash flows as a measure of liquidity. Net Debt, Adjusted EBITDA, and the related leverage ratio have important limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. However, we believe that presenting Net Debt, Adjusted EBITDA, and the related leverage ratio are appropriate to provide additional information to investors to demonstrate our current debt levels and ability to take on additional borrowings.

As of March 28, 2020, we had a Net Debt to Adjusted EBITDA ratio of 5.0 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended March 28, 2020, respectively (in thousands):

March 28, 2020
Principal outstanding under 2017 Class A-2 Notes	$1,368,500
Principal outstanding under 2019 Class A-2 Notes	1,687,250
Principal outstanding under 2019 Variable Funding Notes	116,000
Other notes payable	1,212
Total finance lease obligations	7,612
Less: cash and cash equivalents	(601,226)
Less: restricted cash, current	(72,793)
Plus: cash held for gift card/certificate programs	150,368
Net Debt	$2,656,923

Twelve months ended
March 28, 2020
Net income	$241,814
Interest expense	128,319
Income tax expense	77,038
Depreciation and amortization(a)	37,269
Impairment charges	302
EBITDA	484,742
Adjustments:
Share-based compensation expense(a)	12,800
Loss on debt extinguishment and refinancing transactions	13,076
Increase in deferred revenue related to franchise and licensing agreements(b)	(7,760)
Other(c)	24,786
Total adjustments	42,902
Adjusted EBITDA	$527,644

(a)	Amounts exclude depreciation and share-based compensation of $6.2 million and $1.0 million, respectively, related to U.S. Advertising Funds.

(b)	Amount excludes incentives paid to franchisees, primarily related to the Dunkin' U.S. Blueprint for Growth.

(c)
Represents costs and fees associated with various franchisee-related investments, including investments in the Dunkin' U.S. Blueprint for Growth, bank fees, legal reserves, and other non-cash gains and losses.

In response to the ongoing COVID-19 pandemic, we have taken a series of actions to preserve financial flexibility and support our franchisees during this time of uncertainty, including temporarily extending payment terms for royalties and advertising fees for franchisees in the U.S. and Canada from 12 to 45 days through mid-May to provide them with more financial flexibility to better support their employees and guests. In addition, the Company waived up to one month of rental payments and allowed franchisees to defer two months of rent on the approximately 900 properties leased by the Company to franchisees. While we do not expect these actions to adversely affect our ability to meet our cash needs, we have also implemented plans to preserve our strong balance sheet by reducing operating expenses and preserving cash, including suspension of the quarterly dividend and share repurchase programs. We expect to remain in compliance with all of our debt covenants under the securitization facility.
Based upon our current level of operations and anticipated growth, we believe that our cash on hand and the cash generated from our operations will be adequate to meet our anticipated debt service requirements, capital expenditures, and working capital needs for at least the next twelve months. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits from current levels. There can be no assurance, however, that our business will generate sufficient cash flows from operations or otherwise to enable us to service our indebtedness, including our securitized financing facility, or to make anticipated capital expenditures. Our future operating performance and our ability to service, extend, or refinance the securitized financing facility will be subject to future economic conditions and to financial, business, and other factors, many of which are beyond our control.

Recently Issued Accounting Standards
See note 2(f) and note 13 to the unaudited consolidated financial statements included in Item 1 of Part I of this Form 10-Q, for a detailed description of recent accounting pronouncements.
Item 3.       Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the foreign exchange risks discussed in Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of March 28, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Part II.        Other Information
Item 1.       Legal Proceedings
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us.
Item 1A.       Risk Factors.
The following additional risk factor relating to COVID-19 should be read in conjunction with the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 28, 2019 and the information contained in this Quarterly Report on Form 10-Q and our other reports filed with the SEC. Except as described herein, there have been no material changes with respect to the risk factors disclosed in our 2019 Form 10-K.
The novel coronavirus (COVID-19) pandemic has disrupted and is expected to continue to disrupt our business, which has and is expected to continue to materially affect our business, financial condition, results of operations and cash flows for an extended period of time.
The global pandemic resulting from the outbreak of COVID-19 has disrupted global health, economic and market conditions, consumer behavior and restaurant operations. Local and national governmental mandates or recommendations and public perceptions of the risks associated with the COVID-19 pandemic have caused, and are expected to continue to cause, changes in consumer behavior and adverse economic conditions, which would continue to adversely affect our and our franchisees’ business.
National, state and local authorities have recommended social distancing and imposed or are considering quarantine, shelter-in-place, curfew and similar isolation measures, including government orders and other restrictions on the conduct of business operations. Such measures have had adverse impacts on the U.S. and foreign economies of uncertain severity and duration.
Operations in our franchised restaurants have been and, at least in the short term, are expected to continue to be disrupted to varying degrees, from limited operations including only drive-thru, delivery and carryout, sometimes with limited hours, menus and/or capacity, to full restaurant closures in some markets. While we cannot predict the duration or scope of the COVID-19 pandemic, or when and under what circumstances any temporarily closed stores may reopen (and some stores may close permanently), these operational changes have negatively impacted our franchisees’ business and our royalty revenue and such impact is expected to continue to be material to our financial results, condition and outlook.
The restaurant industry is affected by consumer preferences and perceptions. Many consumer behaviors have changed during the COVID-19 pandemic as a result of mandates or orders from federal, state and local authorities, and concerns about the transmission of COVID-19, including less time spent commuting or outside the home, leading to fewer restaurant visits and more food and beverage prepared and consumed at home, or by delivery. These changes in behavior may continue following the lifting of such mandates or orders, possibly beyond the end of the pandemic. These changes could negatively impact our franchisees’ sales and customer traffic, which would reduce their royalty payments to us, and could materially and adversely impact our business and results of operations.
In addition, we believe that our franchisees’ sales, customer traffic, and profitability are strongly correlated to consumer discretionary spending, which is influenced by general economic conditions, unemployment levels, and the availability of discretionary income. Our franchisees’ sales are dependent upon discretionary spending by consumers, and reductions in sales at franchised restaurants will result in lower royalty payments from franchisees to us, which will adversely impact our profitability. A continued economic downturn as a result of the COVID-19 pandemic, particularly in the United States, would materially and adversely impact our business and results of operations.
In addition, in the face of continued economic uncertainty, the ability of our franchisees to access capital for the purposes of remodeling and opening new stores may be limited. If our franchisees (or prospective franchisees) are not able to obtain financing at commercially reasonable rates, our future growth could be adversely affected, which would reduce our collection of franchise fees and limit the expansion of the restaurant base from which we derive royalty income.
We cannot reasonably estimate the length or severity of the COVID-19 pandemic or the related response, including the length of time it may take for normal economic and operating conditions to resume or the extent to which the disruption may materially impact our business, financial position, results of operations or cash flows. Further, the economic recovery period could continue, even after the health risks of the pandemic subside. We expect that certain operational changes made during the pandemic, particularly with respect to enhanced health and safety measures in franchised restaurants, will remain in place for an extended period (and some of these changes may be permanent changes) and could increase our franchisees’ costs. The COVID-19 pandemic may also have the effect of heightening other risks disclosed in the Risk Factors section included in our

Form 10-K filed on February 24, 2020, such as, but not limited to, those related to our ability to service our debt obligations, supply chain interruptions and/or commodity price increases, and the financial condition of our franchisees.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table contains information regarding purchases of our common stock made during the quarter ended March 28, 2020 by or on behalf of Dunkin’ Brands Group, Inc. or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) of the Securities Exchange Act of 1934:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs(1)
12/29/19 - 01/25/20	—	$—	—	$190,283,000
01/26/20 - 02/29/20	811,281	73.52	811,281	190,354,600
03/01/20 - 03/28/20	69,652	66.69	69,652	185,709,500
Total	880,933	$72.98	880,933

(1)
On February 5, 2020, our board of directors authorized a new share repurchase program for up to an aggregate of $250.0 million of our outstanding common stock. This repurchase authorization is valid for a period of two years. Under the program, purchases may be made in the open market or in privately negotiated transactions from time to time subject to market conditions. The new share repurchase program replaced the existing program adopted in May 2018.
The Company suspended share repurchase activity in March 2020 due to the uncertainty related to COVID-19 and its impact on financial and operational results.

Item 3.       Defaults Upon Senior Securities
None.
Item 4.       Mine Safety Disclosures
Not Applicable.
Item 5.       Other Information
None.

Item 6.       Exhibits
(a) Exhibits:

3.1
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
DUNKIN’ BRANDS GROUP, INC.

Date:	May 6, 2020	By:	/s/ Katherine Jaspon
Katherine Jaspon Chief Financial Officer Principal Financial and Accounting Officer