Form 10-Q
period 2020-06-27
DUNKIN' BRANDS GROUP, INC.
filed 2020-08-05
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 27, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒
As of July 31, 2020, 82,274,422 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements and Supplementary Data
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	June 27, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$515,857	621,152
Restricted cash	95,060	85,644
Accounts receivable, net of allowances of $11,111 and $6,533 as of June 27, 2020 and December 28, 2019, respectively	113,232	76,019
Notes and other receivables, net of allowances of $1,348 and $778 as of June 27, 2020 and December 28, 2019, respectively	49,765	57,174
Prepaid income taxes	11,730	16,701
Prepaid expenses and other current assets	62,813	50,611
Total current assets	848,457	907,301
Property, equipment, and software, net of accumulated depreciation of $182,454 and $172,001 as of June 27, 2020 and December 28, 2019, respectively	218,485	223,120
Operating lease assets	358,705	371,264
Equity method investments	152,961	154,812
Goodwill	888,263	888,286
Other intangible assets, net of accumulated amortization of $262,409 and $253,641 as of June 27, 2020 and December 28, 2019, respectively	1,293,530	1,302,721
Other assets	68,932	72,520
Total assets	$3,829,333	3,920,024
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$31,150	31,150
Operating lease liabilities	36,741	35,863
Accounts payable	55,156	89,413
Deferred revenue	37,718	39,950
Other current liabilities	368,260	386,050
Total current liabilities	529,025	582,426
Long-term debt, net	2,998,875	3,004,216
Operating lease liabilities	367,148	380,647
Deferred revenue	301,569	324,854
Deferred income taxes, net	199,334	197,673
Other long-term liabilities	21,114	18,218
Total long-term liabilities	3,888,040	3,925,608
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 82,258,776 shares issued and 82,257,776 shares outstanding as of June 27, 2020; 82,835,830 shares issued and 82,834,830 shares outstanding as of December 28, 2019	82	83
Additional paid-in capital	539,847	561,345
Treasury stock, at cost; 1,000 shares as of June 27, 2020 and December 28, 2019	(64)	(64)
Accumulated deficit	(1,102,284)	(1,129,565)
Accumulated other comprehensive loss	(25,313)	(19,809)
Total stockholders’ deficit	(587,732)	(588,010)
Total liabilities and stockholders’ deficit	$3,829,333	3,920,024

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Revenues:
Franchise fees and royalty income	$115,965	158,258	255,441	297,586
Advertising fees and related income	109,631	129,259	226,601	246,457
Rental income	26,017	31,679	54,949	60,707
Sales of ice cream and other products	22,703	27,258	46,650	47,991
Other revenues	13,060	12,883	26,879	25,687
Total revenues	287,376	359,337	610,520	678,428
Operating costs and expenses:
Occupancy expenses—franchised restaurants	18,133	19,697	37,632	39,172
Cost of ice cream and other products	17,986	22,018	36,134	38,658
Advertising expenses	111,081	130,961	229,350	249,052
General and administrative expenses	52,159	59,922	112,694	116,125
Depreciation	5,771	4,711	10,820	9,332
Amortization of other intangible assets	4,588	4,626	9,180	9,259
Long-lived asset impairment charges	486	2	560	325
Total operating costs and expenses	210,204	241,937	436,370	461,923
Net income of equity method investments	4,283	4,427	7,949	6,657
Other operating income, net	161	825	829	862
Operating income	81,616	122,652	182,928	224,024
Other income (expense), net:
Interest income	312	3,079	2,367	4,910
Interest expense	(32,650)	(32,842)	(64,687)	(64,971)
Loss on debt extinguishment	—	(13,076)	—	(13,076)
Other income (loss), net	214	(46)	(456)	(50)
Total other expense, net	(32,124)	(42,885)	(62,776)	(73,187)
Income before income taxes	49,492	79,767	120,152	150,837
Provision for income taxes	13,042	20,145	31,589	38,892
Net income	$36,450	59,622	88,563	111,945
Earnings per share:
Common—basic	$0.44	0.72	1.07	1.35
Common—diluted	0.44	0.71	1.07	1.34
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income	$36,450	59,622	88,563	111,945
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $(3) and $(18) for the three months ended June 27, 2020 and June 29, 2019, respectively, and $(65) and $8 for the six months ended June 27, 2020 and June 29, 2019, respectively.	1,476	(1,660)	(4,911)	(4,013)
Other, net	(2)	42	(593)	(131)
Total other comprehensive income (loss), net	1,474	(1,618)	(5,504)	(4,144)
Comprehensive income	$37,924	58,004	83,059	107,801
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended June 27, 2020 and June 29, 2019
(In thousands)
(Unaudited)

	Stockholders' Deficit
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at March 28, 2020	82,088	$82	529,179	(64)	(1,138,697)	(26,787)	(636,287)
Net income	—	—	—	—	36,450	—	36,450
Other comprehensive income, net	—	—	—	—	—	1,474	1,474
Exercise of stock options	151	—	6,992	—	—	—	6,992
Share-based compensation expense	5	—	2,830	—	—	—	2,830
Other	15	—	846	—	(37)	—	809
Balance at June 27, 2020	82,259	$82	539,847	(64)	(1,102,284)	(25,313)	(587,732)

Balance at March 30, 2019	82,663	$83	618,326	(3,291)	(1,288,758)	(17,653)	(691,293)
Net income	—	—	—	—	59,622	—	59,622
Other comprehensive loss, net	—	—	—	—	—	(1,618)	(1,618)
Exercise of stock options	273	—	12,914	—	—	—	12,914
Dividends paid on common stock ($0.3750 per share)	—	—	(31,010)	—	—	—	(31,010)
Share-based compensation expense	3	—	3,690	—	—	—	3,690
Repurchases of common stock	—	—	—	(10,000)	—	—	(10,000)
Retirement of treasury stock	(133)	—	(945)	10,000	(9,055)	—	—
Other	11	—	893	—	1	—	894
Balance at June 29, 2019	82,817	$83	603,868	(3,291)	(1,238,190)	(19,271)	(656,801)
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Six Months Ended June 27, 2020 and June 29, 2019
(In thousands)
(Unaudited)

	Stockholders' Deficit
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at December 28, 2019	82,836	$83	561,345	(64)	(1,129,565)	(19,809)	(588,010)
Net income	—	—	—	—	88,563	—	88,563
Other comprehensive loss, net	—	—	—	—	—	(5,504)	(5,504)
Exercise of stock options	217	—	10,243	—	—	—	10,243
Dividends paid on common stock ($0.4025 per share)	—	—	(33,057)	—	—	—	(33,057)
Share-based compensation expense	72	—	6,195	—	—	—	6,195
Repurchases of common stock	—	—	—	(64,292)	—	—	(64,292)
Retirement of treasury stock	(881)	(1)	(5,615)	64,292	(58,676)	—	—
Other	15	—	736	—	(2,606)	—	(1,870)
Balance at June 27, 2020	82,259	$82	539,847	(64)	(1,102,284)	(25,313)	(587,732)

Balance at December 29, 2018	82,437	$82	642,017	(1,060)	(1,338,709)	(15,127)	(712,797)
Net income	—	—	—	—	111,945	—	111,945
Other comprehensive loss, net	—	—	—	—	—	(4,144)	(4,144)
Exercise of stock options	357	1	16,744	—	—	—	16,745
Dividends paid on common stock ($0.7500 per share)	—	—	(61,985)	—	—	—	(61,985)
Share-based compensation expense	147	—	7,296	—	—	—	7,296
Repurchases of common stock	—	—	—	(10,129)	—	—	(10,129)
Retirement of treasury stock	(135)	—	(959)	10,129	(9,170)	—	—
Other	11	—	755	(2,231)	(2,256)	—	(3,732)
Balance at June 29, 2019	82,817	$83	603,868	(3,291)	(1,238,190)	(19,271)	(656,801)
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 27, 2020	June 29, 2019
Cash flows from operating activities:
Net income	$88,563	111,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,717	21,084
Amortization of debt issuance costs	2,484	2,545
Loss on debt extinguishment	—	13,076
Deferred income taxes	1,747	(5,310)
Provision for uncollectible accounts and notes receivable	5,972	704
Share-based compensation expense	6,195	7,296
Net income of equity method investments	(7,949)	(6,657)
Dividends received from equity method investments	4,697	3,777
Other, net	1,232	(749)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	(35,724)	6,764
Prepaid income taxes, net	4,981	6,792
Prepaid expenses and other current assets	(12,369)	(2,568)
Accounts payable	(32,225)	(21,437)
Other current liabilities	(18,044)	(74,073)
Deferred revenue	(25,490)	(10,039)
Other, net	3,934	(73)
Net cash provided by operating activities	11,721	53,077
Cash flows from investing activities:
Additions to property, equipment, and software	(10,972)	(19,000)
Other, net	347	1,168
Net cash used in investing activities	(10,625)	(17,832)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,700,000
Repayment of long-term debt	(7,825)	(1,691,450)
Payment of debt issuance and other debt-related costs	—	(17,937)
Dividends paid on common stock	(33,057)	(61,985)
Repurchases of common stock	(64,292)	(10,129)
Exercise of stock options	10,243	16,745
Other, net	(2,305)	(4,443)
Net cash used in financing activities	(97,236)	(69,199)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(371)	49
Decrease in cash, cash equivalents, and restricted cash	(96,511)	(33,905)
Cash, cash equivalents, and restricted cash, beginning of period	707,977	598,321
Cash, cash equivalents, and restricted cash, end of period	$611,466	564,416
Supplemental cash flow information:
Cash paid for income taxes	$25,265	37,667
Cash paid for interest	62,073	58,231
Noncash activities:
Leased assets obtained in exchange for operating lease liabilities, net	6,700	5,279
Property, equipment, and software included in accounts payable and other current liabilities	2,563	2,673
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
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of June 27, 2020, the consolidated statements of operations, comprehensive income, and stockholders' deficit for each of the three- and six-month periods ended June 27, 2020 and June 29, 2019, and the consolidated statements of cash flows for each of the six-month periods ended June 27, 2020 and June 29, 2019 are unaudited.
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
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended June 27, 2020 and June 29, 2019 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 27, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2020.
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

Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of June 27, 2020 and December 28, 2019 were as follows (in thousands):

	June 27, 2020	December 28, 2019
Cash and cash equivalents	$515,857	621,152
Restricted cash	95,060	85,644
Restricted cash, included in Other assets	549	1,181
Total cash, cash equivalents, and restricted cash	$611,466	707,977

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
Financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2020 and December 28, 2019 are summarized as follows (in thousands):

	June 27, 2020		December 28, 2019
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$10,852	10,852	12,367	12,367
Total assets	$10,852	10,852	12,367	12,367
Liabilities:
Deferred compensation liabilities	$7,377	7,377	7,216	7,216
Total liabilities	$7,377	7,377	7,216	7,216

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
The carrying value and estimated fair value of total long-term debt as of June 27, 2020 and December 28, 2019 were as follows (in thousands):

	June 27, 2020		December 28, 2019
	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Total long-term debt	$3,030,025	3,230,571	3,035,366	3,149,505

The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current midpoint prices for our long-term debt. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, advertising fees, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of June 27, 2020 and December 28, 2019, one master licensee, including its majority-owned subsidiaries, accounted for approximately 12% and 15%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for any of the three- and six-month periods ended June 27, 2020 and June 29, 2019.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin' and Baskin-Robbins products under licensing arrangements. As of June 27, 2020, one of these third parties accounted for approximately 13% of total accounts and notes receivable. No individual third party accounted for more than 10% of total accounts and notes receivable as of December 28, 2019. No individual third party accounted for more than 10% of total revenues for any of the three- and six-month periods ended June 27, 2020 and June 29, 2019.
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

(3) Revenue recognition
(a) Disaggregation of revenue
Revenues are disaggregated by timing of revenue recognition related to contracts with customers (“ASC 606”) and reconciled to reportable segment revenues as follows (in thousands):

	Three months ended June 27, 2020
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$103,019	8,170	2,296	1,686	—	115,171	(5,052)	110,119
Franchise fees	5,131	245	423	173	—	5,972	(126)	5,846
Advertising fees and related income	—	—	—	—	99,483	99,483	934	100,417
Other revenues	619	2,480	43	1	—	3,143	9,498	12,641
Total revenues recognized over time	108,769	10,895	2,762	1,860	99,483	223,769	5,254	229,023

Revenues recognized at a point in time:
Sales of ice cream and other products	—	870	—	24,529	—	25,399	(2,696)	22,703
Other revenues	162	19	31	(9)	—	203	216	419
Total revenues recognized at a point in time	162	889	31	24,520	—	25,602	(2,480)	23,122

Total revenues recognized under ASC 606	108,931	11,784	2,793	26,380	99,483	249,371	2,774	252,145

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	9,214	9,214
Rental income	25,217	623	—	177	—	26,017	—	26,017
Total revenues not subject to ASC 606	25,217	623	—	177	—	26,017	9,214	35,231

Total revenues	$134,148	12,407	2,793	26,557	99,483	275,388	11,988	287,376

(a)
Revenues reported as “Other” include revenues earned through certain licensing arrangements, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products, certain franchisee incentives, and corporate financial relief provided to franchisees are reported as “Other.”

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

	Six months ended June 27, 2020
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$220,874	14,407	7,342	3,384	—	246,007	(2,149)	243,858
Franchise fees	10,018	600	760	305	—	11,683	(100)	11,583
Advertising fees and related income	—	—	—	—	208,114	208,114	2,086	210,200
Other revenues	1,375	4,496	88	—	—	5,959	19,818	25,777
Total revenues recognized over time	232,267	19,503	8,190	3,689	208,114	471,763	19,655	491,418

Revenues recognized at a point in time:
Sales of ice cream and other products	—	2,279	—	49,786	—	52,065	(5,415)	46,650
Other revenues	531	63	86	(19)	—	661	441	1,102
Total revenues recognized at a point in time	531	2,342	86	49,767	—	52,726	(4,974)	47,752

Total revenues recognized under ASC 606	232,798	21,845	8,276	53,456	208,114	524,489	14,681	539,170

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	16,401	16,401
Rental income	53,140	1,406	—	403	—	54,949	—	54,949
Total revenues not subject to ASC 606	53,140	1,406	—	403	—	54,949	16,401	71,350

Total revenues	$285,938	23,251	8,276	53,859	208,114	579,438	31,082	610,520

(a)
Revenues reported as “Other” include revenues earned through certain licensing arrangements, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products, certain franchisee incentives, and corporate financial relief provided to franchisees are reported as “Other.”

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

(b) Contract balances
Information about receivables, contract assets, and deferred revenue subject to ASC 606 is as follows (in thousands):

	June 27, 2020	December 28, 2019	Balance Sheet Classification
Receivables	$132,890	86,104	Accounts receivable, net, Notes and other receivables, net, and Other assets
Contract assets	6,511	4,894	Other assets

Deferred revenue:
Current	$27,146	27,213	Deferred revenue—current
Long-term	297,509	320,457	Deferred revenue—long term
Total	$324,655	347,670

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
The decrease in the deferred revenue balance as of June 27, 2020 was driven primarily by $18.4 million of revenues recognized that were included in the opening deferred revenue balance as of December 28, 2019, as well as franchisee incentives provided during fiscal year 2020, offset by cash payments received or due in advance of satisfying our performance obligations.
(c) Transaction price allocated to remaining performance obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied at June 27, 2020 is as follows (in thousands):

Fiscal year:
2020(a)	$15,056
2021	19,200
2022	17,619
2023	17,737
2024	18,016
Thereafter	199,939
Total	$287,567

(a) Represents the estimate for remainder of fiscal year 2020 which excludes the six months ended June 27, 2020.

The estimated revenue in the table above does not contemplate future franchise renewals or new franchise agreements for restaurants for which a franchise agreement or store development agreement does not exist at June 27, 2020. Additionally, the table above excludes $45.5 million of consideration allocated to restaurants that were not yet open at June 27, 2020. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above.

(4) Debt
Debt at June 27, 2020 and December 28, 2019 consisted of the following (in thousands):

	June 27, 2020	December 28, 2019
2017 Class A-2-I Notes	$586,500	588,000
2017 Class A-2-II Notes	782,000	784,000
2019 Class A-2-I Notes	595,500	597,000
2019 Class A-2-II Notes	397,000	398,000
2019 Class A-2-III Notes	694,750	696,500
Other	1,175	1,250
Debt issuance costs, net of amortization	(26,900)	(29,384)
Total long-term debt, net	3,030,025	3,035,366
Less: current portion of long-term debt	31,150	31,150
Long-term debt, net	$2,998,875	3,004,216

The Company's outstanding debt as of June 27, 2020 included Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”), Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”), Series 2019-1 3.787% Fixed Rate Senior Secured Notes, Class A-2-I (the “2019 Class A-2-I Notes”), Series 2019-1 4.021% Fixed Rate Senior Secured Notes, Class A-2-II (the “2019 Class A-2-II Notes”), and Series 2019-1 4.352% Fixed Rate Senior Secured Notes, Class A-2-III (the “2019 Class A-2-III Notes” and, together with the 2019 Class A-2-I Notes and 2019 Class A-2-II Notes, the “2019 Class A-2 Notes”) issued by DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI. In addition, the Master Issuer issued Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019 Variable Funding Notes” and, together with the 2019 Class A-2 Notes, the “2019 Notes”), which allow for the issuance of up to $150.0 million of 2019 Variable Funding Notes and certain other credit instruments, including letters of credit.
No principal payments are required on the Company's outstanding debt if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the base indenture and related supplemental indentures, collectively, the “Indenture”), is less than or equal to 5.0 to 1.0. As of March 28, 2020, the Company's leverage ratio was less than 5.0 to 1.0. As such, the Company did not make the scheduled principal payment of $7.8 million in May 2020. As of June 27, 2020, the Company's leverage ratio was greater than 5.0 to 1.0. As such, the Company intends to make the next scheduled principal payment of $7.8 million in August 2020. The Company has classified payments that are expected to be made within the next twelve month period as current portion of long-term debt in the consolidated balance sheet.
On March 11, 2020, the World Health Organization declared the outbreak of a novel coronavirus disease (“COVID-19”) as a pandemic. On March 16, 2020, the Company borrowed $116.0 million against the 2019 Variable Funding Notes as a precautionary measure given the market uncertainty arising from COVID-19 and to further strengthen financial flexibility. Borrowings under the 2019 Variable Funding Notes bear interest at a rate equal to a LIBOR rate plus 1.50%. The Company repaid all borrowings under the 2019 Variable Funding Notes during the second fiscal quarter of 2020.
As of each of June 27, 2020 and December 28, 2019, $33.1 million of letters of credit were outstanding against the 2019 Variable Funding Notes, which related primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of June 27, 2020 or December 28, 2019.
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

(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	June 27, 2020	December 28, 2019
Gift card/certificate liability	$197,486	248,082
Accrued payroll and benefits	14,826	27,208
Accrued interest	13,180	13,086
Other current liabilities—advertising funds	75,369	48,089
Franchisee profit-sharing liability	15,712	14,184
Other	51,687	35,401
Total other current liabilities	$368,260	386,050

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
Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenues earned through certain licensing arrangements with third parties in which our brand names are used, including the licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and sales of Dunkin’ branded ready-to-drink bottled iced coffee and retail packaged coffee, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, breakage and other revenue related to the gift card program, and corporate financial relief provided to franchisees, all of which are not allocated to a specific segment. Revenues by segment were as follows (in thousands):

	Revenues
	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Dunkin’ U.S.	$134,148	166,577	285,938	316,322
Baskin-Robbins U.S.	12,407	14,288	23,251	24,565
Dunkin’ International	2,793	7,470	8,276	14,321
Baskin-Robbins International	26,557	32,677	53,859	58,256
U.S. Advertising Funds	99,483	123,588	208,114	232,230
Total reportable segment revenues	275,388	344,600	579,438	645,694
Other	11,988	14,737	31,082	32,734
Total revenues	$287,376	359,337	610,520	678,428

Amounts included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Dunkin’ U.S.	$96,158	127,099	205,464	238,133
Baskin-Robbins U.S.	9,299	10,076	15,908	16,399
Dunkin’ International	1,845	5,484	5,336	10,315
Baskin-Robbins International	9,930	12,089	19,378	19,891
U.S. Advertising Funds	—	—	—	—
Total reportable segments	117,232	154,748	246,086	284,738
Corporate and other	(30,542)	(27,468)	(53,418)	(51,130)
Interest expense, net	(32,338)	(29,763)	(62,320)	(60,061)
Amortization of other intangible assets	(4,588)	(4,626)	(9,180)	(9,259)
Long-lived asset impairment charges	(486)	(2)	(560)	(325)
Loss on debt extinguishment	—	(13,076)	—	(13,076)
Other income (loss), net	214	(46)	(456)	(50)
Income before income taxes	$49,492	79,767	120,152	150,837

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

	Net income (loss) of equity method investments
	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Dunkin’ International	$85	161	(40)	21
Baskin-Robbins International	3,893	3,617	7,300	5,334
Total reportable segments	3,978	3,778	7,260	5,355
Other	305	649	689	1,302
Total net income of equity method investments	$4,283	4,427	7,949	6,657

(7) Stockholders’ deficit
(a) Treasury stock
During the six months ended June 27, 2020, the Company repurchased a total of 880,933 shares of common stock in the open market for total consideration of $64.3 million.
The Company accounts for treasury stock under the cost method based on the cost of the shares on the dates of repurchase plus any direct costs incurred. During the six months ended June 27, 2020, the Company retired 880,933 shares of treasury stock repurchased in the open market. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $5.6 million and an increase in accumulated deficit of $58.7 million.
(b) Equity incentive plans
During the six months ended June 27, 2020, the Company granted stock options to purchase 681,862 shares of common stock and 59,944 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with a weighted-average exercise price of $75.80 per share and had a weighted-average grant-date fair value of $11.55 per share. The RSUs granted to certain employees and members of our board of directors generally vest in equal annual amounts over a three-year period and a one-year period, respectively, subsequent to the grant date and had a weighted-average grant-date fair value of $69.75 per unit.
In addition, the Company granted 45,964 performance stock units (“PSUs”) to certain employees during the six months ended June 27, 2020. These PSUs are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 21,225 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 24,739 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted-average grant-date fair value of $81.64 per unit. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs had a weighted-average grant-date fair value of $72.95 per unit. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
Total compensation expense related to all share-based awards was $2.8 million and $3.7 million for the three months ended June 27, 2020 and June 29, 2019, respectively, and $6.2 million and $7.3 million for the six months ended June 27, 2020 and June 29, 2019, respectively, and was included in general and administrative expenses in the consolidated statements of operations.
(c) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive loss
Balance as of December 28, 2019	$(18,841)	(968)	(19,809)
Other comprehensive loss, net	(4,911)	(593)	(5,504)
Balance as of June 27, 2020	$(23,752)	(1,561)	(25,313)

(d) Dividends
The Company paid a quarterly dividend of $0.4025 per share of common stock on March 18, 2020, totaling approximately $33.1 million. On April 30, 2020, the Company announced that its board of directors had suspended the Company's regular dividend program in response to the uncertainty arising from the COVID-19 pandemic. On July 30, 2020, the Company announced that its board of directors had reinstated the Company's regular dividend program and declared a dividend of $0.4025 per share of common stock, payable on September 9, 2020 to shareholders of record as of the close of business on September 1, 2020.
(8) Earnings per share
The computation of basic and diluted earnings per share of common stock is as follows (in thousands, except for share and per share data):

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net income—basic and diluted	$36,450	59,622	88,563	111,945
Weighted-average number of shares of common stock:
Common—basic	82,306,064	82,778,329	82,490,776	82,699,550
Common—diluted	82,588,746	83,696,721	82,905,616	83,564,388
Earnings per share of common stock:
Common—basic	$0.44	0.72	1.07	1.35
Common—diluted	0.44	0.71	1.07	1.34

The weighted-average number of shares of common stock in the common diluted earnings per share calculation includes the dilutive effect of 282,682 and 918,392 equity awards for the three months ended June 27, 2020 and June 29, 2019, respectively, and includes the dilutive effect of 414,840 and 864,838 equity awards for the six months ended June 27, 2020 and June 29, 2019, respectively, using the treasury stock method. The weighted-average number of shares of common stock in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards outstanding for which the contingent vesting criteria were not yet met as of the fiscal period end. As of June 27, 2020 and June 29, 2019, there were 86,176 and 40,340 shares, respectively, related to equity awards that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted-average number of shares of common stock in the common diluted earnings per share calculation excludes 2,020,419 and 656,958 equity awards for the three months ended June 27, 2020 and June 29, 2019, respectively, and 1,687,109 and 663,951 equity awards for the six months ended June 27, 2020 and June 29, 2019, respectively, as they would be antidilutive.
(9) Commitments and contingencies
(a) Supply chain guarantees
The Company has entered into various agreements with suppliers of franchisee products, the majority of which contain guarantees by the Company related to franchisees' purchases of certain volumes of products over specified periods. The Company's guarantees decrease as franchisees purchase products over their respective terms of the agreements. The guarantees have varying terms, many of which are one year or less, and the latest of which expires in 2022. As of June 27, 2020 and December 28, 2019, the Company was contingently liable under such supply chain agreements for approximately $70.3 million and $100.9 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, the Company accrued an inconsequential amount of reserves related to supply chain guarantees as of June 27, 2020 and December 28, 2019.
(b) Letters of credit
As of each of June 27, 2020 and December 28, 2019, the Company had standby letters of credit outstanding for a total of $33.1 million. There were no amounts drawn down on these letters of credit as of each of June 27, 2020 and December 28, 2019.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of each of June 27, 2020 and December 28, 2019, an inconsequential amount was accrued related to outstanding litigation.
(10) Related-party transactions
The Company recognized revenues from its equity method investees, consisting of royalty income and sales of ice cream and other products, as follows (in thousands):

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
B-R 31 Ice Cream Company., Ltd.	$217	523	502	863
BR-Korea Co., Ltd.	1,409	1,191	2,573	2,374
Palm Oasis Ventures Pty. Ltd.	1,053	1,078	1,586	1,513
	$2,679	2,792	4,661	4,750

As of June 27, 2020 and December 28, 2019, the Company had $4.0 million and $3.7 million, respectively, of receivables from its equity method investees, which were recorded in accounts receivable, net of allowances, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $1.0 million and $0.7 million during the three months ended June 27, 2020 and June 29, 2019, respectively, and $2.3 million and $1.8 million for the six months ended June 27, 2020 and June 29, 2019, respectively, primarily for the purchase of ice cream products.

(11) Advertising funds
Assets and liabilities of the advertising funds, which are restricted in their use, included in the consolidated balance sheets were as follows (in thousands):

	June 27, 2020	December 28, 2019
Accounts receivable, net of allowances	$36,048	20,194
Notes and other receivables, net of allowances	692	1,133
Prepaid income taxes	168	79
Prepaid expenses and other current assets	16,127	10,255
Total current assets	53,035	31,661
Property, equipment, and software, net	17,070	17,125
Operating lease assets	4,154	4,262
Other assets	761	1,126
Total assets	$75,020	54,174

Operating lease liabilities—current	$527	1,932
Accounts payable	30,799	69,232
Deferred revenue—current(a)	(722)	(722)
Other current liabilities	75,369	48,089
Total current liabilities	105,973	118,531
Operating lease liabilities—long-term	2,117	2,241
Deferred revenue—long-term(a)	(5,691)	(6,053)
Other long-term liabilities	973	—
Total liabilities	$103,372	114,719

(a)	Amounts represent franchisee incentives that have been deferred and are being recognized over the terms of the respective franchise agreements.
(12) Leases
The Company is party as a lessor and/or lessee to various leases for restaurants and other properties, including land and buildings, as well as leases for office equipment and automobiles. In addition, the Company has leased and subleased land and buildings to others, primarily franchisees. Rental income consisted of the following (in thousands):

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Rental income—operating leases	$18,544	18,681	37,067	37,441
Variable rental income	7,473	12,998	17,882	23,266
Rental income	$26,017	31,679	54,949	60,707

As a result of the COVID-19 pandemic, the Company is waiving up to one month of rental payments and allowed franchisees to defer two months of rental payments on the approximately 900 properties leased by the Company to franchisees. Additionally, on properties the Company leases from third-party lessors, certain lessors provided waivers of rental payments, which the Company passed through to its franchisees, or permitted the short-term deferral of rental payments.
The FASB staff issued interpretive guidance on the application of lease accounting guidance related to lease concessions as a result of the COVID-19 pandemic. Under existing lease accounting guidance, certain rent waivers and deferrals provided to franchisees or received from lessors would be accounted for as lease modifications. The interpretive guidance provides companies the option to account for eligible lease concessions either as if the rent concessions were part of the enforceable rights and obligations under the original lease contracts, or as lease modifications under the existing guidance. The Company has elected to account for eligible lease concessions as if they were part of the enforceable rights and obligations under the original lease contracts. Accordingly, the Company has not remeasured the related lease assets or lease liabilities for eligible leases, and has recognized waivers of rental payments as reductions of variable rental income and variable occupancy expenses for leases where the Company is the lessor and lessee, respectively. The deferral of rental payments had no impact on the Company’s recognition of rental income or occupancy expenses for the three or six months ended June 27, 2020.
Variable rental income presented in the table above has been reduced by approximately $3 million of rent waivers being provided to the Company's franchisees for each of the three and six months ended June 27, 2020. Occupancy expenses—franchised restaurants in the consolidated statements of operations has been reduced by approximately $1 million of rent waivers received from lessors for each of the three and six months ended June 27, 2020.
(13) Allowances for accounts and notes receivable
The changes in the allowances for accounts and notes receivable were as follows (in thousands):

	Allowance for expected credit losses, excluding lease receivables(a)	Allowance for lease receivables	Total(b)
Balance at March 28, 2020	$9,751	2,832	12,583
Provision for uncollectible accounts and notes receivable, net	1,859	420	2,279
Write-offs and other	(741)	—	(741)
Balance at June 27, 2020	$10,869	3,252	14,121

	Allowance for expected credit losses, excluding lease receivables(a)	Allowance for lease receivables	Total(b)
Balance at December 28, 2019	$7,742	1,108	8,850
Provision for uncollectible accounts and notes receivable, net	3,817	2,155	5,972
Write-offs and other	(690)	(11)	(701)
Balance at June 27, 2020	$10,869	3,252	14,121

(a)	Balance primarily consists of allowances recorded on receivables arising from contracts with customers under ASC 606.

(b)	Balance is included in accounts receivable, net; notes and other receivables, net; and other assets in the consolidated balance sheets.
(14) COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The pandemic had an unfavorable impact on the Company’s business, financial condition, and results of operations for the three and six months ended June 27, 2020, including temporary closures of restaurants and decreased traffic.
In response to the ongoing COVID-19 pandemic, the Company has taken a series of actions to preserve financial flexibility and support franchisees during this time of uncertainty. These actions include temporarily extending payment terms for royalties and advertising fees for franchisees in the U.S. and Canada from 12 to 45 days through mid-May, as well as providing payment plan options for these deferred fees, to provide franchisees with more financial flexibility to better support their employees and guests. Additionally, the Company provided extended payment terms and payment plan options to franchisees and licensees in certain international markets. The Company also provided $8.0 million of corporate financial relief to franchisees in the U.S. that were most significantly impacted by the pandemic. In addition, the Company is waiving up to one month of rental payments and allowed franchisees to defer two months of rental payments on the approximately 900 properties leased by the Company to franchisees (see note 12).
While it is not possible at this time to estimate the full impact that the pandemic could have on our business due to numerous uncertainties, the continued spread of COVID-19 and the measures taken by local and national governments have disrupted and are expected to continue to disrupt our operations and may also impact the supply chain, resulting in an adverse impact on our business, financial condition, and results of operations.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, including statements about our expected financial results, the impact of the COVID-19 pandemic, our ability to meet cash needs, our expected compliance with the covenants under the securitization documentation, and liquidity are not based on historical fact and are “forward-looking statements” within the meaning of the applicable securities laws and regulations. Generally, these statements can be identified by the use of words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “feel,” “forecast,” “intend,” “may,” “plan,” “potential,” “project,” “should,” or “would,” and similar expressions intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include all matters that are not historical facts.
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
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ and Baskin-Robbins brands. With more than 21,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by limited or no table service. As of June 27, 2020, Dunkin’ had 13,125 global points of distribution with restaurants in 43 U.S. states, the District of Columbia, and 40 foreign countries. Baskin-Robbins had 7,981 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and 51 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of June 27, 2020, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.
We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and six-month periods ended June 27, 2020 and June 29, 2019 reflect the results of operations for the 13-week and 26-week periods ended on those dates. Operating results for the three- and six-month periods ended June 27, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2020.
On March 11, 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. While it is not possible at this time to estimate the full impact that the pandemic could have on our business due to numerous uncertainties, the continued spread of COVID-19 and the measures taken by local and national governments have disrupted and are expected to continue to disrupt our operations and may also impact the supply chain, resulting in an adverse impact on our business, financial condition, and results of operations.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Financial data (in thousands):
Total revenues	$287,376	359,337	610,520	678,428
Operating income	81,616	122,652	182,928	224,024
Adjusted operating income	86,690	127,280	192,668	233,608
Net income	36,450	59,622	88,563	111,945
Adjusted net income	40,103	72,369	95,576	128,260
Systemwide sales (in millions):
Dunkin’ U.S.	$1,888.7	2,382.6	4,013.2	4,508.9
Baskin-Robbins U.S.	171.2	184.8	301.4	313.3
Dunkin’ International	112.8	199.5	290.8	398.4
Baskin-Robbins International	319.0	377.7	648.5	692.2
Total systemwide sales	$2,491.7	3,144.6	5,253.9	5,912.8
Systemwide sales growth (decline)	(20.8)%	3.8%	(11.1)%	3.9%
Comparable store sales growth (decline):
Dunkin’ U.S.	(18.7)%	1.7%	(10.6)%	2.0%
Baskin-Robbins U.S.	(6.0)%	(1.4)%	(2.8)%	(1.9)%
Dunkin’ International	(34.9)%	5.6%	(20.3)%	4.3%
Baskin-Robbins International	(5.3)%	3.2%	(1.6)%	0.7%

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
The COVID-19 pandemic had an unfavorable impact on systemwide sales for each of our segments for the three and six months ended June 27, 2020. Global declines in systemwide sales of 20.8% and 11.1% for the three and six months ended June 27, 2020, respectively, over the same periods in the prior fiscal year resulted from the following:

•
Dunkin’ U.S. systemwide sales declines of 20.7% and 11.0% for the three and six months ended June 27, 2020, respectively, were primarily a result of comparable store sales declines of 18.7% and 10.6%, respectively, offset by 98 net new restaurants opened since June 29, 2019. Comparable store sales declined for the three and six months ended June 27, 2020 as a decline in traffic driven by the COVID-19 pandemic was offset by an increase in average ticket. The increase in average ticket was driven primarily by favorable mix shift to family-size bulk orders and snacking attachment, as well as premium priced cold beverages, espresso, and other specialty beverages, and partially offset by increased discounting driven by both national and local value platforms. Comparable store sales improved sequentially in each month of the second quarter.

•
Baskin-Robbins U.S. systemwide sales declines of 7.4% and 3.8% for the three and six months ended June 27, 2020, respectively, were primarily a result of comparable store sales declines of 6.0% and 2.8%, respectively, and 45 net restaurant closures since June 29, 2019. The comparable store sales declines were driven by a decline in traffic primarily driven by the COVID-19 pandemic, offset by an increase in average ticket. The increase in average ticket was driven primarily by take home products, specifically ice cream quarts and cakes. Comparable store sales improved sequentially in each month of the second quarter of fiscal year 2020.

•
Dunkin’ International systemwide sales declines of 43.4% and 27.0% for the three and six months ended June 27, 2020, respectively, were driven by sales declines in Asia, Latin America, Europe, and South Korea. Sales in Latin America, South Korea, and Europe were negatively impacted by unfavorable foreign exchange rates for each of the three- and six-month periods ended June 27, 2020. On a constant currency basis, systemwide sales decreased by approximately 42% and 25% for the three and six months ended June 27, 2020, respectively. Dunkin’ International comparable store sales declines of 34.9% and 20.3% for the three and six months ended June 27, 2020, respectively, were due primarily to declines in the Middle East, Asia, Europe, and Latin America.

•
Baskin-Robbins International systemwide sales declines of 15.5% and 6.3% for the three and six months ended June 27, 2020, respectively, were driven by sales declines in Japan, the Middle East, Asia, and Europe, offset by sales growth in South Korea. Sales in Japan were positively impacted by favorable foreign exchange rates while sales across all other regions were negatively impacted by unfavorable foreign exchange rates. On a constant currency basis, systemwide sales decreased by approximately 14% and 4% for the three and six months ended June 27, 2020, respectively. Baskin-Robbins International comparable store sales declines of 5.3% and 1.6% for the three and six months ended June 27, 2020, respectively, were driven primarily by declines in the Middle East, Europe, and Asia, offset by growth in South Korea. Also contributing to the decline in comparable store sales for the three months ended June 27, 2020 was a decline in Japan.

Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings (closings) as of and for the three and six months ended June 27, 2020 and June 29, 2019 were as follows:

	June 27, 2020	June 29, 2019
Points of distribution, at period end(a):
Dunkin’ U.S.	9,597	9,499
Baskin-Robbins U.S.	2,511	2,556
Dunkin’ International	3,528	3,458
Baskin-Robbins International	5,470	5,516
Consolidated global points of distribution	21,106	21,029

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net openings (closings) during the period:
Dunkin’ U.S.	(40)	46	(33)	80
Baskin-Robbins U.S.	(7)	9	(13)	6
Dunkin’ International	(2)	11	21	6
Baskin-Robbins International	(180)	43	(166)	25
Consolidated global net openings	(229)	109	(191)	117

(a)	Temporary restaurant closures due to COVID-19 are not treated as restaurant closures and affected restaurants are included in points of distribution.
Dunkin’ U.S. comparable store sales improved week-over-week during the first four weeks of the third quarter of fiscal year 2020. As of the week ended July 25, 2020, Dunkin’ U.S. quarter-to-date comparable store sales declines were low-single digits for open stores. Baskin-Robbins U.S. comparable store sales also improved week-over-week during the first four weeks of the third quarter of fiscal year 2020. As of the week ended July 25, 2020, Baskin-Robbins U.S. quarter-to-date comparable store sales declines were low-single digits for open stores. However, there can be no assurance that further declines in systemwide sales or comparable store sales will not occur for the remainder of the third quarter or beyond as a result of the continuing impact of the COVID-19 pandemic or otherwise.

As of July 25, 2020, approximately 96% of Dunkin' U.S. locations were open. The majority of the Dunkin' U.S. locations that remain temporarily closed are in transportation hubs, on college campuses, and other alternative points of distribution. As of July 25, 2020, approximately 98% of Baskin-Robbins U.S. locations were open. The majority of the Baskin-Robbins U.S. locations that remain temporarily closed are non-traditional locations. As of July 25, 2020, approximately 90% of each of Dunkin' and Baskin-Robbins International locations were open. We have worked with our franchisees to permit them to temporarily close restaurants where market conditions warrant. Our restaurants have been deemed an essential business in many jurisdictions allowing them to remain open in some capacity throughout the course of the pandemic. Dunkin' U.S. has a flexible operating model where it can often continue to offer drive-thru, delivery, and curbside service where in-restaurant dining is not permitted. The Company is unable to predict the reopening schedule for restaurants that are temporarily closed due to the pandemic, or whether and when additional closures may occur.
Summary of operating results
Total revenues for the three and six months ended June 27, 2020 decreased $72.0 million, or 20.0%, and $67.9 million, or 10.0%, compared to the prior year periods due primarily to decreases in royalty income and advertising fees driven by declines in systemwide sales, primarily for the Dunkin' U.S. segment. Royalty income for each of the three and six-month periods ended June 27, 2020 also reflects a reduction of revenue of approximately $8 million related to corporate financial relief provided to franchisees most significantly impacted by the pandemic. Also contributing to the decreases in revenues for each of the three and six-month periods ended June 27, 2020 were decreases in rental income as the second quarter of fiscal year 2020 reflected rent waivers being provided to our franchisees of approximately $3 million and declines in variable rental income due to the declines in systemwide sales, as well as decreases in sales of ice cream and other products. Offsetting these decreases in revenue for three and six months ended June 27, 2020 were increases in other revenues driven primarily by license fees related to Dunkin’ K-Cup® pods.
Operating income and adjusted operating income for the three months ended June 27, 2020 decreased $41.0 million and $40.6 million, respectively, compared to the prior year period. Operating income and adjusted operating income for the six months ended June 27, 2020 decreased $41.1 million and $40.9 million, respectively, compared to the prior year period. These decreases were primarily a result of the decreases in royalty income and decreases in rental margin, which includes approximately $2 million of unfavorable impact from rent waivers being provided to our franchisees, net of waivers received from landlords. These decreases in operating income and adjusted operating income were offset by decreases in general and administrative expenses primarily as a result of decreases in incentive compensation and reduced non-essential spending in the current year periods to preserve financial flexibility as a result of the COVID-19 pandemic, offset by increases in reserves for uncollectible receivables.
Net income and adjusted net income for the three months ended June 27, 2020 decreased $23.2 million and $32.3 million, respectively, compared to the prior year period. Net income and adjusted net income for the six months ended June 27, 2020 decreased $23.4 million and $32.7 million, respectively, compared to the prior year period. These decreases were primarily a result of the decreases in operating income and adjusted operating income, respectively, as well as decreases in interest income earned on our cash balances, offset by decreases in income tax expense. The decreases in income tax expense were driven primarily by decreases in income in the current year periods, offset by decreases in excess tax benefits from share-based compensation. Also offsetting the decreases in operating income was a $13.1 million loss on debt extinguishment recorded during the second quarter of fiscal year 2019 due to the write-off of debt issuance costs in conjunction with a refinancing transaction completed during the second quarter of fiscal year 2019.
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

Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands)
Operating income	$81,616	122,652	182,928	224,024
Adjustments:
Amortization of other intangible assets	4,588	4,626	9,180	9,259
Long-lived asset impairment charges	486	2	560	325
Adjusted operating income	$86,690	127,280	192,668	233,608

Net income	$36,450	59,622	88,563	111,945
Adjustments:
Amortization of other intangible assets	4,588	4,626	9,180	9,259
Long-lived asset impairment charges	486	2	560	325
Loss on debt extinguishment	—	13,076	—	13,076
Tax impact of adjustments(a)	(1,421)	(4,957)	(2,727)	(6,345)
Adjusted net income	$40,103	72,369	95,576	128,260

(a)	Tax impact of adjustments calculated at effective tax rate of 28%.

Earnings per share
Earnings per share of common stock and diluted adjusted earnings per share of common stock were as follows:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Earnings per share of common stock:
Common—basic	$0.44	0.72	1.07	1.35
Common—diluted	0.44	0.71	1.07	1.34
Diluted adjusted earnings per share of common stock	0.49	0.86	1.15	1.53
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
The following table sets forth the computation of diluted adjusted earnings per share of common stock:

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands, except share and per share data)
Adjusted net income	$40,103	72,369	95,576	128,260
Weighted-average number of common shares—diluted	82,588,746	83,696,721	82,905,616	83,564,388
Diluted adjusted earnings per share of common stock	$0.49	0.86	1.15	1.53

Results of operations
Consolidated results of operations

	Three months ended				Six months ended
	June 27, 2020	June 29, 2019	Increase (Decrease)		June 27, 2020	June 29, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$115,965	158,258	(42,293)	(26.7)%	$255,441	297,586	(42,145)	(14.2)%
Advertising fees and related income	109,631	129,259	(19,628)	(15.2)%	226,601	246,457	(19,856)	(8.1)%
Rental income	26,017	31,679	(5,662)	(17.9)%	54,949	60,707	(5,758)	(9.5)%
Sales of ice cream and other products	22,703	27,258	(4,555)	(16.7)%	46,650	47,991	(1,341)	(2.8)%
Other revenues	13,060	12,883	177	1.4%	26,879	25,687	1,192	4.6%
Total revenues	$287,376	359,337	(71,961)	(20.0)%	$610,520	678,428	(67,908)	(10.0)%
Total revenues for the three and six months ended June 27, 2020 decreased $72.0 million, or 20.0%, and $67.9 million, or 10.0%, compared to the prior year periods due primarily to decreases in royalty income and advertising fees driven by declines in systemwide sales, primarily for the Dunkin' U.S. segment. Royalty income for each of the three and six-month periods ended June 27, 2020 also reflects a reduction of revenue of approximately $8 million related to corporate financial relief provided to franchisees most significantly impacted by the COVID-19 pandemic. Also contributing to the decreases in revenues for each of the three and six-month periods ended June 27, 2020 were decreases in rental income as the second quarter of fiscal year 2020 reflected rent waivers being provided to our franchisees of approximately $3 million and declines in variable rental income due to the declines in systemwide sales, as well as decreases in sales of ice cream and other products. Offsetting these decreases in revenue for three and six months ended June 27, 2020 were increases in other revenues driven primarily by license fees related to Dunkin’ K-Cup® pods.

	Three months ended				Six months ended
	June 27, 2020	June 29, 2019	Increase (Decrease)		June 27, 2020	June 29, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$18,133	19,697	(1,564)	(7.9)%	$37,632	39,172	(1,540)	(3.9)%
Cost of ice cream and other products	17,986	22,018	(4,032)	(18.3)%	36,134	38,658	(2,524)	(6.5)%
Advertising expenses	111,081	130,961	(19,880)	(15.2)%	229,350	249,052	(19,702)	(7.9)%
General and administrative expenses	52,159	59,922	(7,763)	(13.0)%	112,694	116,125	(3,431)	(3.0)%
Depreciation and amortization	10,359	9,337	1,022	10.9%	20,000	18,591	1,409	7.6%
Long-lived asset impairment charges	486	2	484	24,200.0%	560	325	235	72.3%
Total operating costs and expenses	$210,204	241,937	(31,733)	(13.1)%	436,370	461,923	(25,553)	(5.5)%
Net income of equity method investments	4,283	4,427	(144)	(3.3)%	7,949	6,657	1,292	19.4%
Other operating income, net	161	825	(664)	(80.5)%	829	862	(33)	(3.8)%
Operating income	$81,616	122,652	(41,036)	(33.5)%	$182,928	224,024	(41,096)	(18.3)%
Occupancy expenses for franchised restaurants for the three and six months ended June 27, 2020 decreased $1.6 million and $1.5 million, respectively, due primarily to declines in variable rental expense as a result of the declines in systemwide sales and rent waivers received from our landlords.
Net margin on ice cream and other products for the three months ended June 27, 2020 decreased $0.5 million, or 10.0%, due primarily to a decrease in sales volume. Net margin on ice cream and other products for the six months ended June 27, 2020 increased $1.2 million, or 12.7%, due primarily to a decrease in commodity costs.
Advertising expenses for the three and six months ended June 27, 2020 decreased $19.9 million and $19.7 million, respectively. The decreases in advertising expenses were driven primarily by decreases in advertising fees and related income.
General and administrative expenses for the three and six months ended June 27, 2020 decreased $7.8 million and $3.4 million, respectively, due primarily to decreases in incentive compensation and reduced non-essential spending in the current year period to preserve financial flexibility as a result of the COVID-19 pandemic, offset by increases in reserves for uncollectible receivables and expenses incurred to support health and safety measures at our restaurants as a result of the COVID-19 pandemic.
Depreciation and amortization for the three and six months ended June 27, 2020 increased $1.0 million and $1.4 million, respectively, due primarily to an increase in depreciable assets, primarily comprised of technology infrastructure to support the Dunkin' mobile ordering and payment platform.
Long-lived asset impairment charges for the three and six months ended June 27, 2020 increased $0.5 million and $0.2 million, respectively. Long-lived asset impairment charges generally fluctuate based on the timing of lease terminations and the related write-off of leasehold improvements.
Net income of equity method investments for the three months ended June 27, 2020 decreased $0.1 million primarily as a result of unfavorable results from our Japan joint venture compared to the prior year period, offset by an increase in net income from our South Korea joint venture. Net income of equity method investments for the six months ended June 27, 2020 increased $1.3 million primarily as a result of an increase in net income from our South Korea joint venture.
Other operating income, net, which includes net gains and losses recognized in connection with the sale or disposal of property, equipment, and software as well as other miscellaneous income, fluctuates based on the timing of such transactions.

	Three months ended				Six months ended
	June 27, 2020	June 29, 2019	Increase (Decrease)		June 27, 2020	June 29, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$32,338	29,763	2,575	8.7%	$62,320	60,061	2,259	3.8%
Loss on debt extinguishment	—	13,076	(13,076)	(100.0)%	—	13,076	(13,076)	(100.0)%
Other loss (income), net	(214)	46	(260)	(565.2)%	456	50	406	812.0%
Total other expense	$32,124	42,885	(10,761)	(25.1)%	$62,776	73,187	(10,411)	(14.2)%
Net interest expense for the three and six months ended June 27, 2020 increased $2.6 million and $2.3 million, respectively, driven primarily by decreases in interest income earned on our cash balances.
The loss on debt extinguishment of $13.1 million for each of the three- and six-month periods ended June 29, 2019 was due to the write-off of debt issuance costs in conjunction with the securitization refinancing transaction completed during the second quarter of fiscal year 2019.
The fluctuation in other loss (income), net, for the three and six months ended June 27, 2020 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended		Six months ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	(In thousands, except percentages)
Income before income taxes	$49,492	79,767	120,152	150,837
Provision for income taxes	13,042	20,145	31,589	38,892
Effective tax rate	26.4%	25.3%	26.3%	25.8%
The increase in the effective tax rate for the three months ended June 27, 2020 compared to the prior year period was driven primarily by excess tax benefits from share-based compensation of $1.5 million recognized for the three months ended June 29, 2019 compared to an immaterial amount recognized in the current year period. The increase in the effective tax rate for the six months ended June 27, 2020 compared to the prior year period was also driven primarily by excess tax benefits from share-based compensation of $2.6 million for the six months ended June 29, 2019 compared to $1.1 million for the current year period.
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
For reconciliations to total revenues and income before income taxes, see note 6 to the unaudited consolidated financial statements. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, allocation of the consideration from sales of ice cream and other products to royalty income as consideration for the use of the franchise license, certain franchisee incentives, and corporate financial relief provided to franchisees are not reflected within segment revenues, but have no impact to total revenues for any segment.
Dunkin’ U.S.

	Three months ended				Six months ended
	June 27, 2020	June 29, 2019	Increase (Decrease)		June 27, 2020	June 29, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$103,019	131,682	(28,663)	(21.8)%	$220,874	248,779	(27,905)	(11.2)%
Franchise fees	5,131	3,418	1,713	50.1%	10,018	7,044	2,974	42.2%
Rental income	25,217	30,491	(5,274)	(17.3)%	53,140	58,339	(5,199)	(8.9)%
Other revenues	781	986	(205)	(20.8)%	1,906	2,160	(254)	(11.8)%
Total revenues	$134,148	166,577	(32,429)	(19.5)%	$285,938	316,322	(30,384)	(9.6)%
Segment profit	$96,158	127,099	(30,941)	(24.3)%	$205,464	238,133	(32,669)	(13.7)%
Dunkin’ U.S. revenues for the three and six months ended June 27, 2020 decreased $32.4 million and $30.4 million, respectively, due primarily to decreases in royalty income driven by the declines in systemwide sales, as well as decreases in rental income due to rent waivers provided to our franchisees and declines in variable rental income as a result of the declines in systemwide sales. Offsetting these decreases in revenues were increases in franchise fees as a result of additional deferred revenue recognized in connection with the closure of Speedway locations.
Dunkin’ U.S. segment profit for the three and six months ended June 27, 2020 decreased $30.9 million and $32.7 million, respectively, due primarily to decreases in royalty income and rental margin, offset by the increases in franchise fees. Also contributing to the decrease in segment profit for the six-month period was an increase in general and administrative expenses resulting primarily from an increase in reserves for uncollectible receivables.
Baskin-Robbins U.S.

	Three months ended				Six months ended
	June 27, 2020	June 29, 2019	Increase (Decrease)		June 27, 2020	June 29, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$8,170	8,828	(658)	(7.5)%	$14,407	14,931	(524)	(3.5)%
Franchise fees	245	344	(99)	(28.8)%	600	656	(56)	(8.5)%
Rental income	623	973	(350)	(36.0)%	1,406	1,933	(527)	(27.3)%
Sales of ice cream and other products	870	1,080	(210)	(19.4)%	2,279	1,751	528	30.2%
Other revenues	2,499	3,063	(564)	(18.4)%	4,559	5,294	(735)	(13.9)%
Total revenues	$12,407	14,288	(1,881)	(13.2)%	$23,251	24,565	(1,314)	(5.3)%
Segment profit	$9,299	10,076	(777)	(7.7)%	$15,908	16,399	(491)	(3.0)%
Baskin-Robbins U.S. revenues for the three and six months ended June 27, 2020 decreased $1.9 million and $1.3 million, respectively, due primarily to decreases in royalty income driven by declines in systemwide sales, other revenues driven by decreases in licensing income, and rental income due to rent waivers provided to our franchisees and a decrease in the number of leases. Additionally, sales of ice cream and other products decreased for the three-month period, while sales of ice cream and other products increased for the six-month period.
Baskin-Robbins U.S. segment profit for the three and six months ended June 27, 2020 decreased $0.8 million and $0.5 million, respectively, primarily as a result of the decreases in royalty income and other revenues, offset by decreases in general and administrative expenses.

Dunkin’ International

	Three months ended				Six months ended
	June 27, 2020	June 29, 2019	Increase (Decrease)		June 27, 2020	June 29, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,296	5,396	(3,100)	(57.4)%	$7,342	11,309	(3,967)	(35.1)%
Franchise fees	423	2,030	(1,607)	(79.2)%	760	2,895	(2,135)	(73.7)%
Other revenues	74	44	30	68.2%	174	117	57	48.7%
Total revenues	$2,793	7,470	(4,677)	(62.6)%	$8,276	14,321	(6,045)	(42.2)%
Segment profit	$1,845	5,484	(3,639)	(66.4)%	$5,336	10,315	(4,979)	(48.3)%
Dunkin’ International revenues for the three and six months ended June 27, 2020 decreased $4.7 million and $6.0 million, respectively, primarily as a result of decreases in royalty income driven by declines in systemwide sales and franchise fees due primarily to additional deferred revenue recognized in the prior year period upon closure of certain international markets.
Segment profit for Dunkin’ International for the three and six months ended June 27, 2020 decreased $3.6 million and $5.0 million, respectively, primarily as a result of the decreases in revenues, offset by decreases in general and administrative expenses.
Baskin-Robbins International

	Three months ended				Six months ended
	June 27, 2020	June 29, 2019	Increase (Decrease)		June 27, 2020	June 29, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$1,686	1,953	(267)	(13.7)%	$3,384	3,858	(474)	(12.3)%
Franchise fees	173	520	(347)	(66.7)%	305	878	(573)	(65.3)%
Rental income	177	215	(38)	(17.7)%	403	435	(32)	(7.4)%
Sales of ice cream and other products	24,529	29,997	(5,468)	(18.2)%	49,786	53,072	(3,286)	(6.2)%
Other revenues	(8)	(8)	—	—%	(19)	13	(32)	(246.2)%
Total revenues	$26,557	32,677	(6,120)	(18.7)%	$53,859	58,256	(4,397)	(7.5)%
Segment profit	$9,930	12,089	(2,159)	(17.9)%	$19,378	19,891	(513)	(2.6)%
Baskin-Robbins International revenues for the three and six months ended June 27, 2020 decreased $6.1 million and $4.4 million, respectively, due primarily to decreases in sales of ice cream and other products and franchise fees, as well as decreases in royalty income driven by declines in systemwide sales. The decreases in franchise fees were due primarily to additional deferred revenue recognized in the prior year periods upon closure of certain international markets.
Baskin-Robbins International segment profit for the three and six months ended June 27, 2020 decreased $2.2 million and $0.5 million, respectively, primarily as a result of a decrease in net margin on ice cream due primarily to a decrease in sales volume, as well as the decreases in franchise fees and royalty income, offset by increases in net income from our South Korea joint venture. Also contributing to the decrease in segment profit for the three-month period were unfavorable results from our Japan joint venture compared to the prior year period. Also contributing to the decrease in segment profit for the six-month period was an increase in general and administrative expenses due primarily to an increase in reserves for uncollectible receivables, offset by a decrease in travel expenses.

U.S. Advertising Funds

	Three months ended				Six months ended
	June 27, 2020	June 29, 2019	Increase (Decrease)		June 27, 2020	June 29, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Advertising fees and related income	$99,483	123,588	(24,105)	(19.5)%	$208,114	232,230	(24,116)	(10.4)%
Total revenues	$99,483	123,588	(24,105)	(19.5)%	$208,114	232,230	(24,116)	(10.4)%
Segment profit	$—	—	—	—%	$—	—	—	—%
U.S. Advertising Funds revenues for the three and six months ended June 27, 2020 decreased $24.1 million, or 19.5%, and $24.1 million, or 10.4%, respectively, compared to the prior year periods driven primarily by the decline in Dunkin' U.S. systemwide sales. Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit.
Liquidity and capital resources
As of June 27, 2020, we held $515.9 million of cash and cash equivalents and $95.1 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $192.8 million of cash held for advertising funds and reserved for gift card/certificate programs.
Operating, investing, and financing cash flows
Net cash provided by operating activities was $11.7 million for the six months ended June 27, 2020, as compared to $53.1 million in the prior year period. The $41.4 million decrease in operating cash inflows was driven primarily by an increase in accounts receivable due primarily to extended payment terms provided to franchisees and licensees, a decrease in pre-tax net income related to operating activities, excluding non-cash items and an increase in incentive compensation payments, offset by a decrease in cash paid for income taxes, as well as various other changes in working capital.
Net cash used in investing activities was $10.6 million for the six months ended June 27, 2020, as compared to $17.8 million in the prior year period. The $7.2 million decrease in investing cash outflows was driven primarily by a decrease in capital expenditures of $8.0 million.
Net cash used in financing activities was $97.2 million for the six months ended June 27, 2020, as compared to $69.2 million in the prior year period. The $28.0 million increase in financing cash outflows was driven primarily by incremental cash used in the current year period for repurchases of common stock of $54.2 million and a decrease in cash generated from the exercise of stock options in the current year period of $6.5 million, offset by a decrease in quarterly dividends paid on common stock of $28.9 million.
Adjusted operating and investing cash flow
Net cash flows from operating and investing activities for the six months ended June 27, 2020 and June 29, 2019 included net cash outflows of $49.4 million and $50.2 million, respectively, related to advertising funds and gift card/certificate programs. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $50.5 million and $85.4 million of adjusted operating and investing cash flow during the six months ended June 27, 2020 and June 29, 2019, respectively. The decrease in adjusted operating and investing cash flow was driven primarily by an increase in accounts receivable due primarily to extended payment terms provided to franchisees and licensees, the decrease in pre-tax net income related to operating activities, excluding non-cash items and the increase in incentive compensation payments, offset by the decreases in cash paid for income taxes and capital expenditures, as well as various other changes in working capital.
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

Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Six months ended
	June 27, 2020	June 29, 2019
Net cash provided by operating activities	$11,721	53,077
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	49,386	50,168
Less: Net cash used in investing activities	(10,625)	(17,832)
Adjusted operating and investing cash flow	$50,482	85,413
Borrowing capacity
As of June 27, 2020, there was approximately $3.06 billion of total principal outstanding on the 2017 Class A-2 Notes (as defined below) and 2019 Class A-2 Notes (as defined below). In March 2020, the Company borrowed $116.0 million under our $150.0 million 2019 Variable Funding Notes (as defined below) as a precautionary measure given the market uncertainty arising from COVID-19 and to further strengthen financial flexibility. The Company repaid all borrowings under the 2019 Variable Funding Notes during the second fiscal quarter of 2020. As of June 27, 2020, there was $116.9 million in available commitments under the 2019 Variable Funding Notes as $33.1 million of letters of credit were outstanding.
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
The 2017 Class A-2 Notes and 2019 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2017 Class A-2 Notes and 2019 Class A-2 Notes is in November 2047 and May 2049, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”) will be repaid by November 2024, the Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) will be repaid by November 2027, the 2019 Class A-2-I Notes will be repaid by February 2024, the 2019 Class A-2-II Notes will be repaid by May 2026, and the 2019 Class A-2-III Notes will be repaid by May 2029 (the “Anticipated Repayment Dates”). Principal amortization payments equal to $31 million per calendar year, payable quarterly, are collectively required to be made on the 2017 Class A-2 and 2019 Class A-2 through the Anticipated Repayment Dates. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. As this specified leverage ratio was less than 5.0 to 1.0 as of March 28, 2020, the Company did not make the scheduled principal payment in May 2020. As this specified leverage ratio is greater than 5.0 to 1.0 as of June 27, 2020, the Company intends to make the next scheduled principal payment in August 2020. If the 2017 Class A-2 Notes or the 2019 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2017 Class A-2 Notes and the 2019 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service ("DSCR") of 1.20 to 1.0, measured for the four immediately preceding fiscal quarters, may also cause a rapid amortization event. Failure to maintain a minimum DSCR of 1.75 to 1.0 would also cause certain excess cash flows to be segregated in a separate restricted cash account. As of June 27, 2020, we had a DSCR of 3.21 to 1.0.
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
As of June 27, 2020, we had a Net Debt to Adjusted EBITDA ratio of 5.3 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended June 27, 2020, respectively (in thousands):

June 27, 2020
Principal outstanding under 2017 Class A-2 Notes	$1,368,500
Principal outstanding under 2019 Class A-2 Notes	1,687,250
Other notes payable	1,175
Total finance lease obligations	7,607
Less: cash and cash equivalents	(515,857)
Less: restricted cash, current	(95,060)
Plus: cash held for gift card/certificate programs	165,080
Net Debt	$2,618,695

Twelve months ended
June 27, 2020
Net income	$218,642
Interest expense	128,127
Income tax expense	69,935
Depreciation and amortization(a)	38,292
Impairment charges	786
EBITDA	455,782
Adjustments:
Share-based compensation expense(a)	12,017
Decrease in deferred revenue related to franchise and licensing agreements(b)	(11,947)
COVID-19 related adjustments(c)	11,945
Other(d)	26,949
Total adjustments	38,964
Adjusted EBITDA	$494,746

(a)	Amounts exclude depreciation and share-based compensation of $6.7 million and $0.9 million, respectively, related to U.S. Advertising Funds.

(b)	Amount excludes incentives paid to franchisees, primarily related to the Dunkin' U.S. Blueprint for Growth.

(c)
Amount includes approximately $8.0 million of corporate financial relief and $2.1 million of rent waivers being provided to the Company's franchisees, net of waivers received from landlords, as well as additional general and administrative expenses incurred as a result of the COVID-19 pandemic.

(d)
Represents costs and fees associated with various franchisee-related investments, including investments in the Dunkin' U.S. Blueprint for Growth, bank fees, legal reserves, and other non-cash gains and losses.

In response to the ongoing COVID-19 pandemic, the Company has taken a series of actions to preserve financial flexibility and support franchisees during this time of uncertainty. These actions include temporarily extending payment terms for royalties and advertising fees for franchisees in the U.S. and Canada from 12 to 45 days through mid-May, as well as providing payment plan options for these deferred fees, to provide franchisees with more financial flexibility to better support their employees and guests. Additionally, the Company provided extended payment terms and payment plan options to franchisees and licensees in certain international markets. The Company also provided $8.0 million of corporate financial relief to franchisees in the U.S. that were most significantly impacted by the pandemic. In addition, the Company is waiving up to one month of rental payments and allowed franchisees to defer two months of rental payments on the approximately 900 properties leased by the Company to franchisees. While we do not expect these actions to adversely affect our ability to meet our cash needs, we have also implemented plans to preserve our strong balance sheet by reducing operating expenses and preserving cash, including suspension of our share repurchase program. We expect to remain in compliance with all of our debt covenants under the securitization facility.
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
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of June 27, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Part II.        Other Information
Item 1.       Legal Proceedings
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and Part II, Item 1A "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2020.
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
DUNKIN’ BRANDS GROUP, INC.

Date:	August 5, 2020	By:	/s/ Katherine Jaspon
Katherine Jaspon Chief Financial Officer Principal Financial and Accounting Officer