Form 10-Q
period 2020-09-26
DUNKIN' BRANDS GROUP, INC.
filed 2020-11-05
CIK 1357204

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐ No  ☒
As of October 30, 2020, 82,417,076 shares of common stock of the registrant were outstanding.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES

Part I.        Financial Information
Item 1.       Financial Statements and Supplementary Data
DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)
(Unaudited)

	September 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$613,641	621,152
Restricted cash	89,626	85,644
Accounts receivable, net of allowances of $12,155 and $6,533 as of September 26, 2020 and December 28, 2019, respectively	87,227	76,019
Notes and other receivables, net of allowances of $870 and $778 as of September 26, 2020 and December 28, 2019, respectively	55,617	57,174
Prepaid income taxes	8,799	16,701
Prepaid expenses and other current assets	57,622	50,611
Total current assets	912,532	907,301
Property, equipment, and software, net of accumulated depreciation of $186,599 and $172,001 as of September 26, 2020 and December 28, 2019, respectively	217,419	223,120
Operating lease assets	348,045	371,264
Equity method investments	163,443	154,812
Goodwill	888,274	888,286
Other intangible assets, net of accumulated amortization of $266,590 and $253,641 as of September 26, 2020 and December 28, 2019, respectively	1,288,952	1,302,721
Other assets	70,339	72,520
Total assets	$3,889,004	3,920,024
Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of long-term debt	$31,150	31,150
Operating lease liabilities	39,563	35,863
Accounts payable	76,017	89,413
Deferred revenue	38,144	39,950
Other current liabilities	379,504	386,050
Total current liabilities	564,378	582,426
Long-term debt, net	2,992,330	3,004,216
Operating lease liabilities	357,229	380,647
Deferred revenue	287,973	324,854
Deferred income taxes, net	197,669	197,673
Other long-term liabilities	22,770	18,218
Total long-term liabilities	3,857,971	3,925,608
Commitments and contingencies (note 9)
Stockholders’ deficit:
Preferred stock, $0.001 par value; 25,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.001 par value; 475,000,000 shares authorized; 82,407,709 shares issued and 82,406,709 shares outstanding as of September 26, 2020; 82,835,830 shares issued and 82,834,830 shares outstanding as of December 28, 2019	82	83
Additional paid-in capital	516,590	561,345
Treasury stock, at cost; 1,000 shares as of September 26, 2020 and December 28, 2019	(64)	(64)
Accumulated deficit	(1,028,546)	(1,129,565)
Accumulated other comprehensive loss	(21,407)	(19,809)
Total stockholders’ deficit	(533,345)	(588,010)
Total liabilities and stockholders’ deficit	$3,889,004	3,920,024

See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Revenues:
Franchise fees and royalty income	$160,065	157,224	415,506	454,810
Advertising fees and related income	132,280	128,675	358,881	375,132
Rental income	30,639	31,984	85,588	92,691
Sales of ice cream and other products	24,514	24,409	71,164	72,400
Other revenues	14,045	13,590	40,924	39,277
Total revenues	361,543	355,882	972,063	1,034,310
Operating costs and expenses:
Occupancy expenses—franchised restaurants	18,908	19,823	56,540	58,995
Cost of ice cream and other products	19,276	21,066	55,410	59,724
Advertising expenses	133,352	130,846	362,702	379,898
General and administrative expenses	58,705	60,333	171,399	176,458
Depreciation	5,663	4,584	16,483	13,916
Amortization of other intangible assets	4,582	4,599	13,762	13,858
Long-lived asset impairment charges	—	36	560	361
Total operating costs and expenses	240,486	241,287	676,856	703,210
Net income of equity method investments	7,159	6,667	15,108	13,324
Other operating income, net	699	81	1,528	943
Operating income	128,915	121,343	311,843	345,367
Other income (expense), net:
Interest income	124	2,996	2,491	7,906
Interest expense	(31,854)	(31,787)	(96,541)	(96,758)
Loss on debt extinguishment	—	—	—	(13,076)
Other income (loss), net	154	(258)	(302)	(308)
Total other expense, net	(31,576)	(29,049)	(94,352)	(102,236)
Income before income taxes	97,339	92,294	217,491	243,131
Provision for income taxes	23,371	19,929	54,960	58,821
Net income	$73,968	72,365	162,531	184,310
Earnings per share:
Common—basic	$0.90	0.87	1.97	2.23
Common—diluted	0.89	0.86	1.96	2.20
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income	$73,968	72,365	162,531	184,310
Other comprehensive income (loss), net:
Effect of foreign currency translation, net of deferred tax expense (benefit) of $12 and $(47) for the three months ended September 26, 2020 and September 28, 2019, respectively, and $(53) and $(39) for the nine months ended September 26, 2020 and September 28, 2019, respectively.	3,925	(5,457)	(986)	(9,470)
Other, net	(19)	(34)	(612)	(165)
Total other comprehensive income (loss), net	3,906	(5,491)	(1,598)	(9,635)
Comprehensive income	$77,874	66,874	160,933	174,675
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Three Months Ended September 26, 2020 and September 28, 2019
(In thousands)
(Unaudited)

	Stockholders' Deficit
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at June 27, 2020	82,259	$82	539,847	(64)	(1,102,284)	(25,313)	(587,732)
Net income	—	—	—	—	73,968	—	73,968
Other comprehensive income, net	—	—	—	—	—	3,906	3,906
Exercise of stock options	143	—	6,959	—	—	—	6,959
Dividends paid on common stock ($0.4025 per share)	—	—	(33,169)	—	—	—	(33,169)
Share-based compensation expense	6	—	2,939	—	—	—	2,939
Other	—	—	14	—	(230)	—	(216)
Balance at September 26, 2020	82,408	$82	516,590	(64)	(1,028,546)	(21,407)	(533,345)

Balance at June 29, 2019	82,817	$83	603,868	(3,291)	(1,238,190)	(19,271)	(656,801)
Net income	—	—	—	—	72,365	—	72,365
Other comprehensive loss, net	—	—	—	—	—	(5,491)	(5,491)
Exercise of stock options	239	—	11,158	—	—	—	11,158
Dividends paid on common stock ($0.3750 per share)	—	—	(31,042)	—	—	—	(31,042)
Share-based compensation expense	7	—	3,777	—	—	—	3,777
Repurchases of common stock	—	—	—	(14,673)	—	—	(14,673)
Retirement of treasury stock	(180)	—	(1,246)	14,673	(13,427)	—	—
Other	—	—	98	—	(250)	—	(152)
Balance at September 28, 2019	82,883	$83	586,613	(3,291)	(1,179,502)	(24,762)	(620,859)
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Deficit
For the Nine Months Ended September 26, 2020 and September 28, 2019
(In thousands)
(Unaudited)

	Stockholders' Deficit
	Common stock		Additional paid-in capital	Treasury stock, at cost	Accumulated deficit	Accumulated other comprehensive loss	Total
	Shares	Amount
Balance at December 28, 2019	82,836	$83	561,345	(64)	(1,129,565)	(19,809)	(588,010)
Net income	—	—	—	—	162,531	—	162,531
Other comprehensive loss, net	—	—	—	—	—	(1,598)	(1,598)
Exercise of stock options	360	—	17,202	—	—	—	17,202
Dividends paid on common stock ($0.8050 per share)	—	—	(66,226)	—	—	—	(66,226)
Share-based compensation expense	77	—	9,134	—	—	—	9,134
Repurchases of common stock	—	—	—	(64,292)	—	—	(64,292)
Retirement of treasury stock	(881)	(1)	(5,615)	64,292	(58,676)	—	—
Other	16	—	750	—	(2,836)	—	(2,086)
Balance at September 26, 2020	82,408	$82	516,590	(64)	(1,028,546)	(21,407)	(533,345)

Balance at December 29, 2018	82,437	$82	642,017	(1,060)	(1,338,709)	(15,127)	(712,797)
Net income	—	—	—	—	184,310	—	184,310
Other comprehensive loss, net	—	—	—	—	—	(9,635)	(9,635)
Exercise of stock options	596	1	27,902	—	—	—	27,903
Dividends paid on common stock ($1.1250 per share)	—	—	(93,027)	—	—	—	(93,027)
Share-based compensation expense	154	—	11,073	—	—	—	11,073
Repurchases of common stock	—	—	—	(24,802)	—	—	(24,802)
Retirement of treasury stock	(315)	—	(2,205)	24,802	(22,597)	—	—
Other	11	—	853	(2,231)	(2,506)	—	(3,884)
Balance at September 28, 2019	82,883	$83	586,613	(3,291)	(1,179,502)	(24,762)	(620,859)
See accompanying notes to unaudited consolidated financial statements.

DUNKIN’ BRANDS GROUP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 26, 2020	September 28, 2019
Cash flows from operating activities:
Net income	$162,531	184,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,638	31,698
Amortization of debt issuance costs	3,726	3,759
Loss on debt extinguishment	—	13,076
Deferred income taxes	105	(8,419)
Provision for uncollectible accounts and notes receivable	6,497	1,452
Share-based compensation expense	9,134	11,073
Net income of equity method investments	(15,108)	(13,324)
Dividends received from equity method investments	5,090	4,367
Other, net	1,224	(702)
Change in operating assets and liabilities:
Accounts, notes, and other receivables, net	(16,004)	20,104
Prepaid income taxes, net	7,915	9,332
Prepaid expenses and other current assets	(7,074)	(532)
Accounts payable	(11,757)	(10,151)
Other current liabilities	(7,202)	(75,858)
Deferred revenue	(41,014)	(7,984)
Other, net	9,022	(4,422)
Net cash provided by operating activities	142,723	157,779
Cash flows from investing activities:
Additions to property, equipment, and software	(15,797)	(26,515)
Other, net	345	1,118
Net cash used in investing activities	(15,452)	(25,397)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,700,000
Repayment of long-term debt	(15,612)	(1,699,237)
Payment of debt issuance and other debt-related costs	—	(17,937)
Dividends paid on common stock	(66,226)	(93,027)
Repurchases of common stock	(64,292)	(24,802)
Exercise of stock options	17,202	27,903
Other, net	(2,566)	(4,779)
Net cash used in financing activities	(131,494)	(111,879)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(62)	(208)
Increase (decrease) in cash, cash equivalents, and restricted cash	(4,285)	20,295
Cash, cash equivalents, and restricted cash, beginning of period	707,977	598,321
Cash, cash equivalents, and restricted cash, end of period	$703,692	618,616
Supplemental cash flow information:
Cash paid for income taxes	$47,470	58,179
Cash paid for interest	93,184	93,384
Noncash activities:
Leased assets obtained in exchange for operating lease liabilities, net	7,245	10,438
Property, equipment, and software included in accounts payable and other current liabilities	3,212	3,588
Leased assets obtained in exchange for finance lease liabilities, net	1,073	—
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
(2) Summary of significant accounting policies
(a) Unaudited consolidated financial statements
The consolidated balance sheet as of September 26, 2020, the consolidated statements of operations, comprehensive income, and stockholders' deficit for each of the three- and nine-month periods ended September 26, 2020 and September 28, 2019, and the consolidated statements of cash flows for each of the nine-month periods ended September 26, 2020 and September 28, 2019 are unaudited.
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
(b) Fiscal year
The Company operates and reports financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 26, 2020 and September 28, 2019 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 26, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2020.
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

Cash, cash equivalents, and restricted cash within the consolidated balance sheets that are included in the consolidated statements of cash flows as of September 26, 2020 and December 28, 2019 were as follows (in thousands):

	September 26, 2020	December 28, 2019
Cash and cash equivalents	$613,641	621,152
Restricted cash	89,626	85,644
Restricted cash, included in Other assets	425	1,181
Total cash, cash equivalents, and restricted cash	$703,692	707,977
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
Financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2020 and December 28, 2019 are summarized as follows (in thousands):

	September 26, 2020		December 28, 2019
	Significant other observable inputs (Level 2)	Total	Significant other observable inputs (Level 2)	Total
Assets:
Company-owned life insurance	$11,537	11,537	12,367	12,367
Total assets	$11,537	11,537	12,367	12,367
Liabilities:
Deferred compensation liabilities	$7,865	7,865	7,216	7,216
Total liabilities	$7,865	7,865	7,216	7,216
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
The carrying value and estimated fair value of total long-term debt as of September 26, 2020 and December 28, 2019 were as follows (in thousands):

	September 26, 2020		December 28, 2019
	Carrying value	Estimated fair value	Carrying value	Estimated fair value

Total long-term debt	$3,023,480	3,227,605	3,035,366	3,149,505
The estimated fair value of our long-term debt is estimated primarily based on current market rates for debt with similar terms and remaining maturities or current midpoint prices for our long-term debt. Judgment is required to develop these estimates. As such, the estimated fair value of long-term debt is classified within Level 2, as defined under U.S. GAAP.
(e) Concentration of credit risk
The Company is subject to credit risk through its accounts receivable consisting primarily of amounts due from franchisees and licensees for franchise fees, royalty income, advertising fees, and sales of ice cream and other products. In addition, we have note and lease receivables from certain of our franchisees and licensees. The financial condition of these franchisees and licensees is largely dependent upon the underlying business trends of our brands and market conditions within the quick service restaurant industry. This concentration of credit risk is mitigated, in part, by the large number of franchisees and licensees of each brand and the short-term nature of the franchise and license fee and lease receivables. As of September 26, 2020 and December 28, 2019, one master licensee, including its majority-owned subsidiaries, accounted for approximately 11% and 15%, respectively, of total accounts and notes receivable. No individual franchisee or master licensee accounted for more than 10% of total revenues for any of the three- and nine-month periods ended September 26, 2020 and September 28, 2019.
Additionally, the Company engages various third parties to manufacture and/or distribute certain Dunkin' and Baskin-Robbins products under licensing arrangements. As of September 26, 2020, one of these third parties accounted for approximately 18% of total accounts and notes receivable. No individual third party accounted for more than 10% of total accounts and notes receivable as of December 28, 2019. No individual third party accounted for more than 10% of total revenues for any of the three- and nine-month periods ended September 26, 2020 and September 28, 2019.
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

(3) Revenue recognition
(a) Disaggregation of revenue
Revenues are disaggregated by timing of revenue recognition related to contracts with customers (“ASC 606”) and reconciled to reportable segment revenues as follows (in thousands):

	Three months ended September 26, 2020
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$130,866	9,016	4,744	2,278	—	146,904	5,733	152,637
Franchise fees	6,485	380	335	229	—	7,429	(1)	7,428
Advertising fees and related income	—	—	—	—	123,025	123,025	1,223	124,248
Other revenues	627	2,985	104	8	—	3,724	9,775	13,499
Total revenues recognized over time	137,978	12,381	5,183	2,515	123,025	281,082	16,730	297,812

Revenues recognized at a point in time:
Sales of ice cream and other products	—	1,524	—	27,495	—	29,019	(4,505)	24,514
Other revenues	153	132	5	(23)	—	267	279	546
Total revenues recognized at a point in time	153	1,656	5	27,472	—	29,286	(4,226)	25,060

Total revenues recognized under ASC 606	138,131	14,037	5,188	29,987	123,025	310,368	12,504	322,872

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	8,032	8,032
Rental income	29,822	740	—	77	—	30,639	—	30,639
Total revenues not subject to ASC 606	29,822	740	—	77	—	30,639	8,032	38,671

Total revenues	$167,953	14,777	5,188	30,064	123,025	341,007	20,536	361,543
(a)Revenues reported as “Other” include revenues earned through certain licensing arrangements, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products, certain franchisee incentives, and certain corporate financial relief provided to franchisees are reported as “Other.”

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
(a)Revenues reported as “Other” include revenues earned through certain licensing arrangements, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products and certain franchisee incentives are reported as “Other.”

	Nine months ended September 26, 2020
	Dunkin' U.S.	Baskin-Robbins U.S.	Dunkin' International	Baskin-Robbins International	U.S. Advertising Funds	Total reportable segment revenues	Other(a)	Total revenues
Revenues recognized under ASC 606
Revenues recognized over time:
Royalty income	$351,740	23,423	12,086	5,662	—	392,911	3,584	396,495
Franchise fees	16,503	980	1,095	534	—	19,112	(101)	19,011
Advertising fees and related income	—	—	—	—	331,139	331,139	3,309	334,448
Other revenues	2,002	7,481	192	8	—	9,683	29,593	39,276
Total revenues recognized over time	370,245	31,884	13,373	6,204	331,139	752,845	36,385	789,230

Revenues recognized at a point in time:
Sales of ice cream and other products	—	3,803	—	77,281	—	81,084	(9,920)	71,164
Other revenues	684	195	91	(42)	—	928	720	1,648
Total revenues recognized at a point in time	684	3,998	91	77,239	—	82,012	(9,200)	72,812

Total revenues recognized under ASC 606	370,929	35,882	13,464	83,443	331,139	834,857	27,185	862,042

Revenues not subject to ASC 606
Advertising fees and related income	—	—	—	—	—	—	24,433	24,433
Rental income	82,962	2,146	—	480	—	85,588	—	85,588
Total revenues not subject to ASC 606	82,962	2,146	—	480	—	85,588	24,433	110,021

Total revenues	$453,891	38,028	13,464	83,923	331,139	920,445	51,618	972,063
(a)Revenues reported as “Other” include revenues earned through certain licensing arrangements, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products, certain franchisee incentives, and certain corporate financial relief provided to franchisees are reported as “Other.”

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
(a)Revenues reported as “Other” include revenues earned through certain licensing arrangements, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, the allocation of royalty income from sales of ice cream and other products and certain franchisee incentives are reported as “Other.”

(b) Contract balances
Information about receivables, contract assets, and deferred revenue subject to ASC 606 is as follows (in thousands):

	September 26, 2020	December 28, 2019	Balance Sheet Classification
Receivables	$113,401	86,104	Accounts receivable, net, Notes and other receivables, net, and Other assets
Contract assets	7,235	4,894	Other assets

Deferred revenue:
Current	$26,138	27,213	Deferred revenue—current
Long-term	284,023	320,457	Deferred revenue—long term
Total	$310,161	347,670
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
The decrease in the deferred revenue balance as of September 26, 2020 was driven primarily by $27.1 million of revenues recognized that were included in the opening deferred revenue balance as of December 28, 2019, as well as franchisee incentives provided during fiscal year 2020, offset by cash payments received or due in advance of satisfying our performance obligations.
(c) Transaction price allocated to remaining performance obligations
Estimated revenue expected to be recognized in the future related to performance obligations that are either unsatisfied or partially satisfied at September 26, 2020 is as follows (in thousands):

Fiscal year:
2020(a)	$7,169
2021	20,499
2022	16,662
2023	16,870
2024	17,231
Thereafter	195,981
Total	$274,412

(a) Represents the estimate for remainder of fiscal year 2020 which excludes the nine months ended September 26, 2020.
The estimated revenue in the table above does not contemplate future franchise renewals or new franchise agreements for restaurants for which a franchise agreement or store development agreement does not exist at September 26, 2020. Additionally, the table above excludes $46.1 million of consideration allocated to restaurants that were not yet open at September 26, 2020. The Company has applied the sales-based royalty exemption which permits exclusion of variable consideration in the form of sales-based royalties from the disclosure of remaining performance obligations in the table above.

(4) Debt
Debt at September 26, 2020 and December 28, 2019 consisted of the following (in thousands):

	September 26, 2020	December 28, 2019
2017 Class A-2-I Notes	$585,000	588,000
2017 Class A-2-II Notes	780,000	784,000
2019 Class A-2-I Notes	594,000	597,000
2019 Class A-2-II Notes	396,000	398,000
2019 Class A-2-III Notes	693,000	696,500
Other	1,138	1,250
Debt issuance costs, net of amortization	(25,658)	(29,384)
Total long-term debt, net	3,023,480	3,035,366
Less: current portion of long-term debt	31,150	31,150
Long-term debt, net	$2,992,330	3,004,216
The Company's outstanding debt as of September 26, 2020 included Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”), Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”), Series 2019-1 3.787% Fixed Rate Senior Secured Notes, Class A-2-I (the “2019 Class A-2-I Notes”), Series 2019-1 4.021% Fixed Rate Senior Secured Notes, Class A-2-II (the “2019 Class A-2-II Notes”), and Series 2019-1 4.352% Fixed Rate Senior Secured Notes, Class A-2-III (the “2019 Class A-2-III Notes” and, together with the 2019 Class A-2-I Notes and 2019 Class A-2-II Notes, the “2019 Class A-2 Notes”) issued by DB Master Finance LLC (the “Master Issuer”), a limited-purpose, bankruptcy-remote, wholly-owned indirect subsidiary of DBGI. In addition, the Master Issuer issued Series 2019-1 Variable Funding Senior Secured Notes, Class A-1 (the “2019 Variable Funding Notes” and, together with the 2019 Class A-2 Notes, the “2019 Notes”), which allow for the issuance of up to $150.0 million of 2019 Variable Funding Notes and certain other credit instruments, including letters of credit.
No principal payments are required on the Company's outstanding debt if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the base indenture and related supplemental indentures, collectively, the “Indenture”), is less than or equal to 5.0 to 1.0. As of March 28, 2020, the Company's leverage ratio was less than 5.0 to 1.0. As such, the Company did not make the scheduled principal payment of $7.8 million in May 2020. Based upon the Company's leverage ratio as of June 27, 2020 and September 26, 2020, the Company made the scheduled principal payment in August 2020 and intends to make the next scheduled principal payment in November 2020.
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
As of each of September 26, 2020 and December 28, 2019, $33.1 million of letters of credit were outstanding against the 2019 Variable Funding Notes, which related primarily to interest reserves required under the Indenture. There were no amounts drawn down on these letters of credit as of September 26, 2020 or December 28, 2019.
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

(5) Other current liabilities
Other current liabilities consisted of the following (in thousands):

	September 26, 2020	December 28, 2019
Gift card/certificate liability	$187,780	248,082
Accrued payroll and benefits	22,285	27,208
Accrued interest	12,687	13,086
Other current liabilities—advertising funds	106,206	48,089
Franchisee profit-sharing liability	8,012	14,184
Other	42,534	35,401
Total other current liabilities	$379,504	386,050
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
Revenues for all operating segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues reported as “Other” include revenues earned through certain licensing arrangements with third parties in which our brand names are used, including the licensing fees earned from the Dunkin’ K-Cup® pod licensing agreement and sales of Dunkin’ branded ready-to-drink bottled iced coffee and retail packaged coffee, revenues generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, certain franchisee incentives and certain corporate financial relief provided to franchisees are reported as "Other." Revenues by segment were as follows (in thousands):

	Revenues
	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Dunkin’ U.S.	$167,953	166,404	453,891	482,726
Baskin-Robbins U.S.	14,777	14,324	38,028	38,889
Dunkin’ International	5,188	6,749	13,464	21,070
Baskin-Robbins International	30,064	31,011	83,923	89,267
U.S. Advertising Funds	123,025	122,819	331,139	355,049
Total reportable segment revenues	341,007	341,307	920,445	987,001
Other	20,536	14,575	51,618	47,309
Total revenues	$361,543	355,882	972,063	1,034,310

Amounts included in “Corporate and other” in the segment profit table below include corporate overhead costs, such as payroll and related benefit costs and professional services, net of “Other” revenues reported above. Segment profit by segment was as follows (in thousands):

	Segment profit
	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Dunkin’ U.S.	$129,081	127,755	334,545	365,888
Baskin-Robbins U.S.	9,373	9,711	25,281	26,110
Dunkin’ International	3,544	4,898	8,880	15,213
Baskin-Robbins International	14,985	13,028	34,363	32,919
U.S. Advertising Funds	—	—	—	—
Total reportable segments	156,983	155,392	403,069	440,130
Corporate and other	(23,486)	(29,414)	(76,904)	(80,544)
Interest expense, net	(31,730)	(28,791)	(94,050)	(88,852)
Amortization of other intangible assets	(4,582)	(4,599)	(13,762)	(13,858)
Long-lived asset impairment charges	—	(36)	(560)	(361)
Loss on debt extinguishment	—	—	—	(13,076)
Other income (loss), net	154	(258)	(302)	(308)
Income before income taxes	$97,339	92,294	217,491	243,131
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

	Net income of equity method investments
	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Dunkin’ International	$44	168	4	189
Baskin-Robbins International	6,805	5,841	14,105	11,175
Total reportable segments	6,849	6,009	14,109	11,364
Other	310	658	999	1,960
Total net income of equity method investments	$7,159	6,667	15,108	13,324
(7) Stockholders’ deficit
(a) Treasury stock
During the nine months ended September 26, 2020, the Company repurchased a total of 880,933 shares of common stock in the open market for total consideration of $64.3 million.
The Company accounts for treasury stock under the cost method based on the cost of the shares on the dates of repurchase plus any direct costs incurred. During the nine months ended September 26, 2020, the Company retired 880,933 shares of treasury stock repurchased in the open market. The repurchase and retirement of these shares of treasury stock resulted in a decrease in additional paid-in capital of $5.6 million and an increase in accumulated deficit of $58.7 million.
(b) Equity incentive plans
During the nine months ended September 26, 2020, the Company granted stock options to purchase 681,862 shares of common stock and 74,509 restricted stock units (“RSUs”) to certain employees and members of our board of directors. The stock options vest in equal annual amounts over a four-year period subsequent to the grant date, and have a maximum contractual term of seven years. The stock options were granted with a weighted-average exercise price of $75.80 per share and had a weighted-average grant-date fair value of $11.55 per share. The RSUs granted to certain employees and members of our board of directors generally vest in equal annual amounts over a three-year period and a one-year period, respectively, subsequent to the grant date and had a weighted-average grant-date fair value of $69.00 per unit.
In addition, the Company granted 45,964 performance stock units (“PSUs”) to certain employees during the nine months ended September 26, 2020. These PSUs are generally eligible to cliff-vest approximately three years from the grant date. Of the total PSUs granted, 21,225 PSUs are subject to a service condition and a market vesting condition linked to the level of total shareholder return received by the Company’s stockholders during the performance period measured against the companies in the S&P 500 Composite Index (“TSR PSUs”). The remaining 24,739 PSUs granted are subject to a service condition and a performance vesting condition based on the level of adjusted operating income growth achieved over the performance period (“AOI PSUs”). The maximum vesting percentage that could be realized for each of the TSR PSUs and the AOI PSUs is 200% based on the level of performance achieved for the respective awards. All of the PSUs are also subject to a one-year post-vesting holding period. The TSR PSUs were valued based on a Monte Carlo simulation model to reflect the impact of the total shareholder return market condition, resulting in a weighted-average grant-date fair value of $81.64 per unit. The probability of satisfying a market condition is considered in the estimation of the grant-date fair value for TSR PSUs and the compensation cost is not reversed if the market condition is not achieved, provided the requisite service has been provided. The AOI PSUs had a weighted-average grant-date fair value of $72.95 per unit. Total compensation cost for the AOI PSUs is determined based on the most likely outcome of the performance condition and the number of awards expected to vest based on the outcome.
Total compensation expense related to all share-based awards was $2.9 million and $3.8 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $9.1 million and $11.1 million for the nine months ended September 26, 2020 and September 28, 2019, respectively, and was included in general and administrative expenses in the consolidated statements of operations.
(c) Accumulated other comprehensive loss
The changes in the components of accumulated other comprehensive loss were as follows (in thousands):

	Effect of foreign currency translation	Other	Accumulated other comprehensive loss
Balance as of December 28, 2019	$(18,841)	(968)	(19,809)
Other comprehensive loss, net	(986)	(612)	(1,598)
Balance as of September 26, 2020	$(19,827)	(1,580)	(21,407)
(d) Dividends
The Company paid a quarterly dividend of $0.4025 per share of common stock on March 18, 2020 and September 9, 2020 totaling approximately $33.1 million and $33.2 million, respectively. The Company's board of directors temporarily suspended the regular dividend program during the second fiscal quarter in response to the uncertainty arising from the COVID-19 pandemic. The dividend program was reinstated during the third fiscal quarter. On October 30, 2020, the Company, Inspire Brands, Inc. (“Inspire”) and Inspire’s indirect wholly-owned subsidiary, Vale Merger Sub, Inc. (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which Inspire has agreed to acquire the Company on the terms, and subject to the conditions, set forth therein. The merger agreement contains limitations on actions that the Company may take between signing and closing without the consent of Inspire, including the declaration or payment of dividends. See note 15 for more information regarding the merger agreement.
(8) Earnings per share
The computation of basic and diluted earnings per share of common stock is as follows (in thousands, except for share and per share data):

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net income—basic and diluted	$73,968	72,365	162,531	184,310
Weighted-average number of shares of common stock:
Common—basic	82,472,653	82,887,259	82,484,735	82,762,120
Common—diluted	82,975,900	83,867,413	82,929,043	83,665,397
Earnings per share of common stock:
Common—basic	$0.90	0.87	1.97	2.23
Common—diluted	0.89	0.86	1.96	2.20
The weighted-average number of shares of common stock in the common diluted earnings per share calculation includes the dilutive effect of 503,247 and 980,154 equity awards for the three months ended September 26, 2020 and September 28, 2019, respectively, and includes the dilutive effect of 444,308 and 903,277 equity awards for the nine months ended September 26, 2020 and September 28, 2019, respectively, using the treasury stock method. The weighted-average number of shares of common stock in the common diluted earnings per share calculation for all periods excludes all contingently issuable equity awards outstanding for which the contingent vesting criteria were not yet met as of the fiscal period end. As of September 26, 2020 and September 28, 2019, there were 70,598 and 35,804 shares, respectively, related to equity awards that were contingently issuable and for which the contingent vesting criteria were not yet met as of the fiscal period end. Additionally, the weighted-average number of shares of common stock in the common diluted earnings per share calculation excludes 1,174,229 and 628,783 equity awards for the three months ended September 26, 2020 and September 28, 2019, respectively, and 1,516,149 and 652,228 equity awards for the nine months ended September 26, 2020 and September 28, 2019, respectively, as they would be antidilutive.
(9) Commitments and contingencies
(a) Supply chain guarantees
The Company has entered into various agreements with suppliers of franchisee products, the majority of which contain guarantees by the Company related to franchisees' purchases of certain volumes of products over specified periods. The Company's guarantees decrease as franchisees purchase products over their respective terms of the agreements. The guarantees have varying terms, many of which are one year or less, and the latest of which expires in 2022. As of September 26, 2020 and December 28, 2019, the Company was contingently liable under such supply chain agreements for approximately $67.3 million and $100.9 million, respectively. The Company assesses the risk of performing under each of these guarantees on a quarterly basis, and, based on various factors including internal forecasts, prior history, and ability to extend contract terms, the Company accrued an inconsequential amount of reserves related to supply chain guarantees as of September 26, 2020 and December 28, 2019.
(b) Letters of credit
As of each of September 26, 2020 and December 28, 2019, the Company had standby letters of credit outstanding for a total of $33.1 million. There were no amounts drawn down on these letters of credit as of each of September 26, 2020 and December 28, 2019.
(c) Legal matters
The Company is engaged in several matters of litigation arising in the ordinary course of its business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by the Company. As of each of September 26, 2020 and December 28, 2019, an inconsequential amount was accrued related to outstanding litigation.
(10) Related-party transactions
The Company recognized revenues from its equity method investees, consisting of royalty income and sales of ice cream and other products, as follows (in thousands):

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
B-R 31 Ice Cream Company., Ltd.	$587	396	1,089	1,259
BR-Korea Co., Ltd.	1,476	1,296	4,049	3,670
Palm Oasis Ventures Pty. Ltd.	706	1,370	2,292	2,883
	$2,769	3,062	7,430	7,812
As of September 26, 2020 and December 28, 2019, the Company had $3.3 million and $3.7 million, respectively, of receivables from its equity method investees, which were recorded in accounts receivable, net of allowances, in the consolidated balance sheets.
The Company made net payments to its equity method investees totaling approximately $1.7 million and $1.3 million during the three months ended September 26, 2020 and September 28, 2019, respectively, and $4.0 million and $3.1 million for the nine months ended September 26, 2020 and September 28, 2019, respectively, primarily for the purchase of ice cream products.

(11) Advertising funds
Assets and liabilities of the advertising funds, which are restricted in their use, included in the consolidated balance sheets were as follows (in thousands):

	September 26, 2020	December 28, 2019
Accounts receivable, net of allowances	$26,587	20,194
Notes and other receivables, net of allowances	1,481	1,133
Prepaid income taxes	168	79
Prepaid expenses and other current assets	11,342	10,255
Total current assets	39,578	31,661
Property, equipment, and software, net	19,440	17,125
Operating lease assets	2,632	4,262
Other assets	655	1,126
Total assets	$62,305	54,174

Operating lease liabilities—current	$402	1,932
Accounts payable	51,809	69,232
Deferred revenue—current(a)	(722)	(722)
Other current liabilities	106,206	48,089
Total current liabilities	157,695	118,531
Operating lease liabilities—long-term	1,967	2,241
Deferred revenue—long-term(a)	(5,511)	(6,053)
Total liabilities	$154,151	114,719
(a)Amounts represent franchisee incentives that have been deferred and are being recognized over the terms of the respective franchise agreements.
(12) Leases
The Company is party as a lessor and/or lessee to various leases for restaurants and other properties, including land and buildings, as well as leases for office equipment and automobiles. In addition, the Company has leased and subleased land and buildings to others, primarily franchisees. Rental income consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Rental income—operating leases	$18,485	18,807	55,552	56,248
Variable rental income	12,154	13,177	30,036	36,443
Rental income	$30,639	31,984	85,588	92,691
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
The FASB staff issued interpretive guidance on the application of lease accounting guidance related to lease concessions as a result of the COVID-19 pandemic. Under existing lease accounting guidance, certain rent waivers and deferrals provided to franchisees or received from lessors would be accounted for as lease modifications. The interpretive guidance provides companies the option to account for eligible lease concessions either as if the rent concessions were part of the enforceable rights and obligations under the original lease contracts, or as lease modifications under the existing guidance. The Company has elected to account for eligible lease concessions as if they were part of the enforceable rights and obligations under the original lease contracts. Accordingly, the Company has not remeasured the related lease assets or lease liabilities for eligible leases, and has recognized waivers of rental payments as reductions of variable rental income and variable occupancy expenses for leases where the Company is the lessor and lessee, respectively. The deferral of rental payments had no impact on the Company’s recognition of rental income or occupancy expenses for the three or nine months ended September 26, 2020.
Variable rental income presented in the table above has been reduced by approximately $3 million of rent waivers being provided to the Company's franchisees for the nine months ended September 26, 2020. Occupancy expenses—franchised restaurants in the consolidated statements of operations has been reduced by approximately $1 million of rent waivers received from lessors for the nine months ended September 26, 2020.
(13) Allowances for accounts and notes receivable
The changes in the allowances for accounts and notes receivable were as follows (in thousands):

	Allowance for expected credit losses, excluding lease receivables(a)	Allowance for lease receivables	Total(b)
Balance at June 27, 2020	$10,869	3,252	14,121
Provision for (recovery of) uncollectible accounts and notes receivable, net	(369)	894	525
Write-offs and other	88	—	88
Balance at September 26, 2020	$10,588	4,146	14,734

	Allowance for expected credit losses, excluding lease receivables(a)	Allowance for lease receivables	Total(b)
Balance at December 28, 2019	$7,742	1,108	8,850
Provision for uncollectible accounts and notes receivable, net	3,448	3,049	6,497
Write-offs and other	(602)	(11)	(613)
Balance at September 26, 2020	$10,588	4,146	14,734
(a)Balance primarily consists of allowances recorded on receivables arising from contracts with customers under ASC 606.
(b)Balance is included in accounts receivable, net; notes and other receivables, net; and other assets in the consolidated balance sheets.
(14) COVID-19 pandemic
On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The pandemic had an unfavorable impact on the Company’s business, financial condition, and results of operations for the three and nine months ended September 26, 2020, including temporary closures of restaurants and decreased traffic.
In response to the ongoing COVID-19 pandemic, the Company took a series of actions to preserve financial flexibility and support franchisees during this time of uncertainty. These actions included temporarily extending payment terms for royalties and advertising fees for franchisees in the U.S. and Canada from 12 to 45 days through mid-May, as well as providing payment plan options for these deferred fees, to provide franchisees with more financial flexibility to better support their employees and guests. Additionally, the Company provided extended payment terms and payment plan options to franchisees and licensees in certain international markets. The Company also provided approximately $7 million of corporate financial relief to franchisees in the U.S. that were most significantly impacted by the pandemic. In addition, the Company is waiving up to one month of rental payments and allowed franchisees to defer two months of rental payments on the approximately 900 properties leased by the Company to franchisees (see note 12).
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
(15) Subsequent event
On October 30, 2020, the Company entered into the Merger Agreement with Inspire and Merger Sub.
Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a tender offer (the “Offer”) to purchase all of the issued and outstanding shares (the “Shares”) of the Company’s common stock at a price of $106.50 per Share, net to the holder of such share, in cash, without interest, but subject to any applicable withholding of taxes (the “Offer Price”). If certain conditions are satisfied and the Offer closes, Inspire has agreed to acquire any remaining shares that are not tendered in the Offer by a merger of Merger Sub with and into the Company (the “Merger”).
The Merger Agreement contemplates that the Merger will be effected as soon as practicable following consummation of the Offer pursuant to Section 251(h) of the General Corporation Law of the State of Delaware (the “DGCL”), which permits completion of the Merger without a shareholder vote. The obligation of Inspire and Merger Sub to consummate the Offer is subject to various conditions, including that there be validly tendered and not validly withdrawn that number of Shares representing, together with the number of Shares otherwise owned by Inspire and its affiliates, at least a majority of the Shares outstanding as of the scheduled expiration of the Offer (the “Minimum Tender Condition”). The Minimum Tender Condition may not be waived by Merger Sub without the prior written consent of the Company. Merger Sub will not be obligated to consummate the Offer on or prior to December 18, 2020. The obligation of Merger Sub to consummate the Offer is also subject to the expiration of the waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary conditions. Consummation of the Offer is not subject to a financing condition.
Following the consummation of the Offer and subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into the Company pursuant to the provisions of Section 251(h) of the DGCL as provided in the Merger Agreement, with the Company being the surviving corporation.
The Merger Agreement includes customary representations, warranties and covenants of the Company, Inspire and Merger Sub. Subject to the terms of the Merger Agreement, the Company has agreed to operate its business in the ordinary course until the effective time of the Merger. The Company has also agreed, subject to certain conditions, not to solicit or engage in discussions with third parties regarding other acquisition proposals. Inspire and Merger Sub have agreed to use reasonable best efforts to take actions that may be required in order to obtain antitrust approval of the proposed transaction, subject to certain limitations.
The Merger Agreement also includes customary termination rights for both the Company and Inspire, subject, in certain circumstances, to the payment by the Company or Inspire of a termination fee of $268 million or $469 million, respectively.
The Offer will initially remain open for twenty business days, subject to possible extension on the terms set forth in the Merger Agreement. The parties currently expect the Offer and the Merger to be completed in the fourth quarter of 2020.

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
Forward-looking statements reflect management’s analysis as of the date of this quarterly report. Important factors that could cause actual results to differ materially from our expectations are more fully described in our other filings with the Securities and Exchange Commission, including under the section headed “Risk Factors” in our most recent annual report on Form 10-K and within Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2020. Except as required by applicable law, we do not undertake to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.
Introduction and overview
We are one of the world’s leading franchisors of quick service restaurants (“QSRs”) serving hot and cold coffee and baked goods, as well as hard serve ice cream. We franchise restaurants under our Dunkin’ and Baskin-Robbins brands. With more than 20,000 points of distribution in more than 60 countries worldwide, we believe that our portfolio has strong brand awareness in our key markets. QSR is a restaurant format characterized by limited or no table service. As of September 26, 2020, Dunkin’ had 12,658 global points of distribution with restaurants in 43 U.S. states, the District of Columbia, and 39 foreign countries. Baskin-Robbins had 7,895 global points of distribution as of the same date, with restaurants in 44 U.S. states, the District of Columbia, Puerto Rico, and 51 foreign countries.
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
Franchisees fund the vast majority of the cost of new restaurant development. As a result, we are able to grow our system with lower capital requirements than many of our competitors. With no company-operated points of distribution as of September 26, 2020, we are less affected by store-level costs, profitability, and fluctuations in commodity costs than other QSR operators.

We operate and report financial information on a 52- or 53-week year on a 13-week quarter basis with the fiscal year ending on the last Saturday in December and fiscal quarters ending on the 13th Saturday of each quarter (or 14th Saturday when applicable with respect to the fourth fiscal quarter). The data periods contained within the three- and nine-month periods ended September 26, 2020 and September 28, 2019 reflect the results of operations for the 13-week and 39-week periods ended on those dates. Operating results for the three- and nine-month periods ended September 26, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2020.
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
Pending Merger with Inspire Brands
On October 30, 2020, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Inspire Brands, Inc. (“Inspire”) and Inspire’s indirect wholly-owned subsidiary, Vale Merger Sub, Inc. (“Merger Sub”). Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Merger Sub will commence a tender offer (the “Offer”) to purchase all of the issued and outstanding shares (the “Shares”) of the Company’s common stock at a price of $106.50 per Share, net to the holder of such share, in cash, without interest, but subject to any applicable withholding of taxes (the “Offer Price”). If certain conditions are satisfied and the Offer closes, Inspire has agreed to acquire any remaining shares that are not tendered in the Offer by a merger of Merger Sub with and into the Company (the “Merger”). The parties currently expect the Offer and the Merger to be completed in the fourth quarter of 2020.
For additional information related to the Merger Agreement, please refer to our Current Report on Form 8-K filed with the SEC on November 2, 2020 and note 15 to the accompanying unaudited consolidated financial statements.
Selected operating and financial highlights

Amounts and percentages may not recalculate due to rounding	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Financial data (in thousands):
Total revenues	$361,543	355,882	972,063	1,034,310
Operating income	128,915	121,343	311,843	345,367
Adjusted operating income	133,497	125,978	326,165	359,586
Net income	73,968	72,365	162,531	184,310
Adjusted net income	77,267	75,702	172,843	203,962
Systemwide sales (in millions):
Dunkin’ U.S.	$2,373.8	2,365.9	6,387.0	6,874.8
Baskin-Robbins U.S.	187.4	186.3	488.8	499.6
Dunkin’ International	179.4	210.9	470.3	609.4
Baskin-Robbins International	430.8	449.7	1,079.4	1,141.9
Total systemwide sales	$3,171.5	3,212.9	8,425.4	9,125.7
Systemwide sales growth (decline)	(1.3)%	4.7%	(7.7)%	4.2%
Comparable store sales growth (decline):
Dunkin’ U.S.	0.9%	1.5%	(6.8)%	1.9%
Baskin-Robbins U.S.	6.5%	3.6%	0.7%	0.0%
Dunkin’ International	(15.9)%	7.3%	(19.0)%	5.2%
Baskin-Robbins International	(0.5)%	3.0%	(1.0)%	1.6%
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
The COVID-19 pandemic had an unfavorable impact on systemwide sales for each of our segments for the three and nine months ended September 26, 2020. Global declines in systemwide sales of 1.3% and 7.7% for the three and nine months ended September 26, 2020, respectively, over the same periods in the prior fiscal year resulted from the following:
•Dunkin’ U.S. systemwide sales growth of 0.3% for the three months ended September 26, 2020 was primarily a result of comparable store sales growth of 0.9%, offset by 423 net restaurant closures since September 28, 2019. The comparable store sales growth was driven by an increase in average ticket, offset by a decline in traffic due to the COVID-19 pandemic. Dunkin’ U.S. systemwide sales decline of 7.1% for the nine months ended September 26, 2020 was primarily a result of a comparable store sales decline of 6.8%, as well as the 423 net restaurant closures since September 28, 2019. Comparable store sales declined for the nine months ended September 26, 2020 as a decline in traffic driven by the COVID-19 pandemic was offset by an increase in average ticket. The increase in average ticket for the three and nine months ended September 26, 2020 was driven primarily by favorable mix shift to family-size bulk orders and snacking attachment, as well as premium priced cold beverages, espresso, and other specialty beverages, and partially offset by increased discounting driven by both national and local value platforms. Comparable store sales improved sequentially in each month of the third quarter.
•Baskin-Robbins U.S. systemwide sales growth of 0.6% for the three months ended September 26, 2020 was primarily a result of comparable store sales growth of 6.5%, offset by 42 net restaurant closures since September 28, 2019. Baskin-Robbins U.S. systemwide sales decline of 2.2% for the nine months ended September 26, 2020 was primarily a result of the 42 net restaurant closures since September 28, 2019, offset by comparable store sales growth of 0.7%. The comparable store sales growth for the three and nine months ended September 26, 2020 was driven by an increase in average ticket, offset by a decline in traffic driven by the COVID-19 pandemic. The increase in average ticket was driven by ice cream cakes and take home products, specifically quarts. Comparable store sales improved sequentially in each month of the third quarter.
•Dunkin’ International systemwide sales decline of 14.9% for the three months ended September 26, 2020 was driven by sales declines in Latin America, Asia, and South Korea, offset by sales growth in the Middle East. Foreign exchange rates did not have a significant impact on systemwide sales as the negative impact of unfavorable foreign exchange rates on sales in Latin America was offset by the favorable impact of foreign exchange rates on sales in all other regions. Dunkin’ International comparable store sales decline of 15.9% for the three months ended September 26, 2020 was due primarily to declines in Asia, Latin America, South Korea, and Europe, offset by an increase in the Middle East.
Dunkin’ International systemwide sales decline of 22.8% for the nine months ended September 26, 2020 was driven by sales declines in Asia, Latin America, South Korea, Europe, and the Middle East. Sales in Asia were positively impacted by favorable foreign exchange rates, while sales across all other regions were negatively impacted by unfavorable foreign exchange rates for the nine months ended September 26, 2020. On a constant currency basis, systemwide sales decreased by approximately 21% for the nine months ended September 26, 2020. Dunkin’ International comparable store sales decline of 19.0% for the nine months ended September 26, 2020 was due primarily to declines in Asia, Latin America, Europe, the Middle East, and South Korea.
•Baskin-Robbins International systemwide sales decline of 4.2% for the three months ended September 26, 2020 was driven by sales declines in Japan, the Middle East, Asia, Europe, and Australia, offset by sales growth in South Korea. Foreign exchange rates did not have a significant impact on systemwide sales as the positive impact of favorable foreign exchange rates on sales in Japan, Australia, and South Korea was offset by the unfavorable impact of foreign exchange rates on sales in all other regions. Baskin-Robbins International comparable store sales decline of 0.5% was due primarily to declines in Japan, Asia, Europe, and Latin America, offset by increases in South Korea and the Middle East.
Baskin-Robbins International systemwide sales decline of 5.5% for the nine months ended September 26, 2020 was driven by sales declines in the Middle East, Japan, Asia, Europe, Australia, and Latin America, offset by sales growth in South Korea. Sales in Japan were positively impacted by favorable foreign exchange rates, while sales across all other regions were negatively impacted by unfavorable foreign exchange rates for the nine months ended September 26, 2020. On a constant currency basis, systemwide sales decreased by approximately 4% for the nine months ended September 26, 2020. Baskin-Robbins International comparable store sales decline of 1.0% for the nine months ended

September 26, 2020 was driven primarily by declines in the Middle East, Japan, Asia, Europe, and Latin America, offset by growth in South Korea and Australia.
Changes in systemwide sales are impacted, in part, by changes in the number of points of distribution. Points of distribution and net openings (closings) as of and for the three and nine months ended September 26, 2020 and September 28, 2019 were as follows:

	September 26, 2020	September 28, 2019
Points of distribution, at period end(a):
Dunkin’ U.S.	9,131	9,554
Baskin-Robbins U.S.	2,500	2,542
Dunkin’ International	3,527	3,481
Baskin-Robbins International	5,395	5,574
Consolidated global points of distribution	20,553	21,151

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net openings (closings) during the period:
Dunkin’ U.S.	(466)	55	(499)	135
Baskin-Robbins U.S.	(11)	(14)	(24)	(8)
Dunkin’ International	(1)	23	20	29
Baskin-Robbins International	(75)	58	(241)	83
Consolidated global net openings (closings)	(553)	122	(744)	239
(a)     Temporary restaurant closures due to COVID-19 are not treated as restaurant closures and affected restaurants are included in points of distribution.
As of the week ended October 24, 2020, quarter-to-date comparable store sales growth for Dunkin’ U.S. and Baskin-Robbins U.S. was in the low-single digits and high-single digits, respectively, for open stores. However, there can be no assurance that further declines in systemwide sales or comparable store sales will not occur for the remainder of the fourth quarter or beyond as a result of the continuing impact of the COVID-19 pandemic or otherwise.
As of October 24, 2020, approximately 98% of Dunkin’ U.S. locations were open. The majority of the Dunkin’ U.S. locations that remain temporarily closed are in transportation hubs, on college campuses, in sports venues, and other alternative points of distribution. As of October 24, 2020, approximately 99% of Baskin-Robbins U.S. locations were open. As of October 24, 2020, approximately 93% of each of Dunkin’ and Baskin-Robbins International locations were open. We have worked with our franchisees to permit them to temporarily close restaurants where market conditions warrant. Our restaurants have been deemed an essential business in many jurisdictions allowing them to remain open in some capacity throughout the course of the pandemic. Dunkin' U.S. has a flexible operating model where it can often continue to offer drive-thru, delivery, and curbside service where in-restaurant dining is not permitted. The Company is unable to predict the reopening schedule for restaurants that are temporarily closed due to the pandemic, or whether and when additional closures may occur.
Summary of operating results
Total revenues for the three months ended September 26, 2020 increased $5.7 million, or 1.6%, compared to the prior year period due primarily to an increase in franchise fees as a result of additional deferred revenue recognized in connection with the closure of restaurants, including Speedway locations, and an increase in advertising fees and related income. These increases were offset by a decrease in rental income due to a reduction in variable rental income as a result of a decline in sales at leased locations.
Total revenues for the nine months ended September 26, 2020 decreased $62.2 million, or 6.0%, compared to the prior year period due primarily to decreases in royalty income and advertising fees driven by a decline in systemwide sales, primarily for the Dunkin' U.S. and Dunkin' International segments. Royalty income also reflects a reduction of revenue of approximately $7 million related to corporate financial relief provided to franchisees most significantly impacted by the COVID-19 pandemic. Also contributing to the decrease in revenues was a decrease in rental income due to a reduction in variable rental income as a result of a decline in sales at leased locations and rent waivers being provided to our franchisees of approximately $3 million.

Operating income and adjusted operating income for the three months ended September 26, 2020 increased $7.6 million and $7.5 million, respectively, compared to the prior year period. These increases were primarily a result of the increase in franchise fees, as well as an increase in ice cream margin driven by a decrease in commodity costs and favorable product mix, and a decrease in general and administrative expenses due primarily to reduced non-essential spending in the current year period to preserve financial flexibility as a result of the COVID-19 pandemic and a decrease in benefits and personnel costs.
Operating income and adjusted operating income for the nine months ended September 26, 2020 decreased $33.5 million and $33.4 million, respectively, compared to the prior year period. These decreases were primarily a result of decreases in royalty income and rental margin, which includes approximately $2 million of unfavorable impact from rent waivers being provided to our franchisees, net of waivers received from landlords. These decreases in operating income and adjusted operating income were offset by a decrease in general and administrative expenses primarily as a result of decreases in personnel and benefits costs and reduced non-essential spending in the current year period to preserve financial flexibility as a result of the COVID-19 pandemic, offset by increases in reserves for uncollectible receivables and costs incurred to support brand-building activities.
Net income and adjusted net income each increased $1.6 million for the three months ended September 26, 2020 compared to the prior year period primarily as a result of the increases in operating income and adjusted operating income, respectively, offset by an increase in income tax expense and a decrease in interest income earned on our cash balances as a result of lower interest rates. The increase in income tax expense was driven primarily by the increase in income in the current year period, as well as a decrease in excess tax benefits from share-based compensation.
Net income and adjusted net income for the nine months ended September 26, 2020 decreased $21.8 million and $31.1 million, respectively, compared to the prior year period. These decreases were primarily a result of the decreases in operating income and adjusted operating income, respectively, as well as a decrease in interest income earned on our cash balances as a result of lower interest rates, offset by a decrease in income tax expense. The decrease in income tax expense was driven primarily by the decrease in income in the current year period, offset by a decrease in excess tax benefits from share-based compensation. Also offsetting the decrease in operating income was a $13.1 million loss on debt extinguishment recorded during the second quarter of fiscal year 2019 due to the write-off of debt issuance costs in conjunction with a refinancing transaction completed during the second quarter of fiscal year 2019.
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

Adjusted operating income and adjusted net income are reconciled from operating income and net income, respectively, determined under GAAP as follows:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands)
Operating income	$128,915	121,343	311,843	345,367
Adjustments:
Amortization of other intangible assets	4,582	4,599	13,762	13,858
Long-lived asset impairment charges	—	36	560	361
Adjusted operating income	$133,497	125,978	326,165	359,586

Net income	$73,968	72,365	162,531	184,310
Adjustments:
Amortization of other intangible assets	4,582	4,599	13,762	13,858
Long-lived asset impairment charges	—	36	560	361
Loss on debt extinguishment	—	—	—	13,076
Tax impact of adjustments(a)	(1,283)	(1,298)	(4,010)	(7,643)
Adjusted net income	$77,267	75,702	172,843	203,962
(a)Tax impact of adjustments calculated at effective tax rate of 28%.

Earnings per share
Earnings per share of common stock and diluted adjusted earnings per share of common stock were as follows:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Earnings per share of common stock:
Common—basic	$0.90	0.87	1.97	2.23
Common—diluted	0.89	0.86	1.96	2.20
Diluted adjusted earnings per share of common stock	0.93	0.90	2.08	2.44
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
The following table sets forth the computation of diluted adjusted earnings per share of common stock:

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands, except share and per share data)
Adjusted net income	$77,267	75,702	172,843	203,962
Weighted-average number of shares of common stock—diluted	82,975,900	83,867,413	82,929,043	83,665,397
Diluted adjusted earnings per share of common stock	$0.93	0.90	2.08	2.44

Results of operations
Consolidated results of operations

	Three months ended				Nine months ended
	September 26, 2020	September 28, 2019	Increase (Decrease)		September 26, 2020	September 28, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Franchise fees and royalty income	$160,065	157,224	2,841	1.8%	$415,506	454,810	(39,304)	(8.6)%
Advertising fees and related income	132,280	128,675	3,605	2.8%	358,881	375,132	(16,251)	(4.3)%
Rental income	30,639	31,984	(1,345)	(4.2)%	85,588	92,691	(7,103)	(7.7)%
Sales of ice cream and other products	24,514	24,409	105	0.4%	71,164	72,400	(1,236)	(1.7)%
Other revenues	14,045	13,590	455	3.3%	40,924	39,277	1,647	4.2%
Total revenues	$361,543	355,882	5,661	1.6%	$972,063	1,034,310	(62,247)	(6.0)%
Total revenues for the three months ended September 26, 2020 increased $5.7 million, or 1.6%, due primarily to an increase in franchise fees as a result of additional deferred revenue recognized in connection with the closure of restaurants, including Speedway locations, an increase in advertising fees and related income due to an increase in gift card breakage, and an increase in other revenues driven primarily by license fees related to Dunkin’ K-Cup® pods. These increases were offset by a decrease in rental income due to a reduction in variable rental income as a result of a decline in sales at leased locations, as well as a decrease in royalty income driven by a decline in systemwide sales, primarily for the Dunkin' International segment.
Total revenues for the nine months ended September 26, 2020 decreased $62.2 million, or 6.0%, due primarily to a decrease in royalty income driven by a decline in systemwide sales, primarily for the Dunkin' U.S. and Dunkin' International segments, and a decrease in advertising fees and related income due primarily to the decline in Dunkin' U.S. systemwide sales offset by an increase in gift card breakage. Royalty income also reflects a reduction of revenue of approximately $7 million related to corporate financial relief provided to franchisees most significantly impacted by the COVID-19 pandemic. Also contributing to the decrease in revenues was a decrease in rental income due to a reduction in variable rental income as a result of a decline in sales at leased locations and rent waivers being provided to our franchisees of approximately $3 million, as well as a decrease in sales of ice cream and other products. Offsetting these decreases in revenues was an increase in franchise fees as a result of additional deferred revenue recognized in connection with the closure of restaurants, including Speedway locations, as well as an increase in other revenues driven primarily by license fees related to Dunkin’ K-Cup® pods.

	Three months ended				Nine months ended
	September 26, 2020	September 28, 2019	Increase (Decrease)		September 26, 2020	September 28, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Occupancy expenses—franchised restaurants	$18,908	19,823	(915)	(4.6)%	$56,540	58,995	(2,455)	(4.2)%
Cost of ice cream and other products	19,276	21,066	(1,790)	(8.5)%	55,410	59,724	(4,314)	(7.2)%
Advertising expenses	133,352	130,846	2,506	1.9%	362,702	379,898	(17,196)	(4.5)%
General and administrative expenses	58,705	60,333	(1,628)	(2.7)%	171,399	176,458	(5,059)	(2.9)%
Depreciation and amortization	10,245	9,183	1,062	11.6%	30,245	27,774	2,471	8.9%
Long-lived asset impairment charges	—	36	(36)	(100.0)%	560	361	199	55.1%
Total operating costs and expenses	$240,486	241,287	(801)	(0.3)%	676,856	703,210	(26,354)	(3.7)%
Net income of equity method investments	7,159	6,667	492	7.4%	15,108	13,324	1,784	13.4%
Other operating income, net	699	81	618	763.0%	1,528	943	585	62.0%
Operating income	$128,915	121,343	7,572	6.2%	$311,843	345,367	(33,524)	(9.7)%
Occupancy expenses for franchised restaurants for the three and nine months ended September 26, 2020 decreased $0.9 million and $2.5 million, respectively, due primarily to declines in variable rental expense as a result of the declines in sales at leased locations and rent waivers received from our landlords.
Net margin on ice cream and other products for the three and nine months ended September 26, 2020 increased $1.9 million, or 56.7%, and $3.1 million, or 24.3%, respectively, due primarily to decreases in commodity costs and favorable product mix.
Advertising expenses for the three and nine months ended September 26, 2020 increased $2.5 million and decreased $17.2 million, respectively. The fluctuations in advertising expenses were driven primarily by fluctuations in advertising fees and related income.
General and administrative expenses for the three and nine months ended September 26, 2020 decreased $1.6 million and $5.1 million, respectively, due primarily to decreases in personnel and benefit costs and reduced non-essential spending in the current year period to preserve financial flexibility as a result of the COVID-19 pandemic, offset by increases in costs incurred to support brand-building activities in the current year period and a recovery of legal fees in the prior year period. Also offsetting the decreases in general and administrative expenses for the nine-month period were increases in reserves for uncollectible receivables and expenses incurred to support health and safety measures at our restaurants as a result of the COVID-19 pandemic.
Depreciation and amortization for the three and nine months ended September 26, 2020 increased $1.1 million and $2.5 million, respectively, due primarily to increases in depreciable assets, primarily comprised of technology infrastructure to support the Dunkin' mobile ordering and payment platform.
Long-lived asset impairment charges increased $0.2 million for the nine months ended September 26, 2020. Long-lived asset impairment charges generally fluctuate based on the timing of lease terminations and the related write-off of leasehold improvements.

Net income of equity method investments for the three and nine months ended September 26, 2020 increased $0.5 million and $1.8 million, respectively, primarily as a result of increases in net income from our South Korea joint venture. Also contributing to the increase for the three-month period was an increase in net income from our Japan joint venture.
Other operating income, net, which includes net gains and losses recognized in connection with the sale or disposal of property, equipment, and software as well as other miscellaneous income, increased $0.6 million for each of the three and nine months ended September 26, 2020 due primarily to income from administrative services performed that are not part of our core operations.

	Three months ended				Nine months ended
	September 26, 2020	September 28, 2019	Increase (Decrease)		September 26, 2020	September 28, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Interest expense, net	$31,730	28,791	2,939	10.2%	$94,050	88,852	5,198	5.9%
Loss on debt extinguishment	—	—	—	n/m	—	13,076	(13,076)	(100.0)%
Other loss (income), net	(154)	258	(412)	(159.7)%	302	308	(6)	(1.9)%
Total other expense	$31,576	29,049	2,527	8.7%	$94,352	102,236	(7,884)	(7.7)%
Net interest expense for the three and nine months ended September 26, 2020 increased $2.9 million and $5.2 million, respectively, driven primarily by decreases in interest income earned on our cash balances as a result of lower interest rates.
The loss on debt extinguishment of $13.1 million for the nine months ended September 28, 2019 was due to the write-off of debt issuance costs in conjunction with the securitization refinancing transaction completed during the second quarter of fiscal year 2019.
The fluctuation in other loss (income), net, for the three and nine months ended September 26, 2020 resulted primarily from net foreign exchange gains and losses driven primarily by fluctuations in the U.S. dollar against foreign currencies.

	Three months ended		Nine months ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	(In thousands, except percentages)
Income before income taxes	$97,339	92,294	217,491	243,131
Provision for income taxes	23,371	19,929	54,960	58,821
Effective tax rate	24.0%	21.6%	25.3%	24.2%
The increases in the effective tax rates for the three and nine months ended September 26, 2020 compared to the prior year periods were driven primarily by excess tax benefits from share-based compensation of $0.5 million and $1.8 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $1.6 million and $4.4 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.
Also contributing to the increase in the effective tax rate for the three- and nine-month periods was the release of a valuation allowance recorded on foreign tax credit carryforwards of $2.0 million in the prior year period, offset by a benefit of $1.3 million in the current year period related to foreign income and foreign tax credits upon finalizing and filing our 2019 tax return.
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

For reconciliations to total revenues and income before income taxes, see note 6 to the unaudited consolidated financial statements. Revenues for all segments include only transactions with unaffiliated customers and include no intersegment revenues. Revenues not included in segment revenues include revenue earned through certain licensing arrangements with third parties in which our brand names are used, revenue generated from online training programs for franchisees, advertising fees and related income from international advertising funds, and breakage and other revenue related to the gift card program, all of which are not allocated to a specific segment. Additionally, allocation of the consideration from sales of ice cream and other products to royalty income as consideration for the use of the franchise license, certain franchisee incentives, and certain corporate financial relief provided to franchisees are not reflected within segment revenues, but have no impact to total revenues for any segment.
Dunkin’ U.S.

	Three months ended				Nine months ended
	September 26, 2020	September 28, 2019	Increase (Decrease)		September 26, 2020	September 28, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$130,866	130,993	(127)	(0.1)%	$351,740	379,772	(28,032)	(7.4)%
Franchise fees	6,485	3,675	2,810	76.5%	16,503	10,719	5,784	54.0%
Rental income	29,822	30,824	(1,002)	(3.3)%	82,962	89,163	(6,201)	(7.0)%
Other revenues	780	912	(132)	(14.5)%	2,686	3,072	(386)	(12.6)%
Total revenues	$167,953	166,404	1,549	0.9%	$453,891	482,726	(28,835)	(6.0)%
Segment profit	$129,081	127,755	1,326	1.0%	$334,545	365,888	(31,343)	(8.6)%
Dunkin’ U.S. revenues for the three months ended September 26, 2020 increased $1.5 million due primarily to an increase in franchise fees as a result of additional deferred revenue recognized in connection with the closure of restaurants, including Speedway locations, offset by a decrease in rental income due to a reduction in variable rental income as a result of a decline in sales at leased locations.
Dunkin’ U.S. revenues for the nine months ended September 26, 2020 decreased $28.8 million due primarily to a decrease in royalty income driven by a decline in systemwide sales, as well as a decrease in rental income due to a reduction in variable rental income as a result of a decline in sales at leased locations and rent waivers being provided to our franchisees. Offsetting these decreases in revenues was an increase in franchise fees as a result of additional deferred revenue recognized in connection with the closure of restaurants, including Speedway locations.
Dunkin’ U.S. segment profit for the three months ended September 26, 2020 increased $1.3 million driven primarily by the increase in franchise fees. Offsetting the increase in franchise fees was an increase general and administrative expenses due primarily to an increase in costs incurred to support brand-building activities offset by reduced non-essential spending, as well as a decrease in rental margin.
Dunkin’ U.S. segment profit for the nine months ended September 26, 2020 decreased $31.3 million due primarily to decreases in royalty income and rental margin, as well as an increase in general and administrative expenses driven primarily by an increase in reserves for uncollectible receivables and an increase in costs incurred to support brand-building activities offset by decreases in personnel and benefit costs and reduced non-essential spending. These decreases in segment profit were offset by the increase in franchise fees.
Baskin-Robbins U.S.

	Three months ended				Nine months ended
	September 26, 2020	September 28, 2019	Increase (Decrease)		September 26, 2020	September 28, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$9,016	8,973	43	0.5%	$23,423	23,904	(481)	(2.0)%
Franchise fees	380	374	6	1.6%	980	1,030	(50)	(4.9)%
Rental income	740	942	(202)	(21.4)%	2,146	2,875	(729)	(25.4)%
Sales of ice cream and other products	1,524	1,021	503	49.3%	3,803	2,772	1,031	37.2%
Other revenues	3,117	3,014	103	3.4%	7,676	8,308	(632)	(7.6)%
Total revenues	$14,777	14,324	453	3.2%	$38,028	38,889	(861)	(2.2)%
Segment profit	$9,373	9,711	(338)	(3.5)%	$25,281	26,110	(829)	(3.2)%

Baskin-Robbins U.S. revenues for the three months ended September 26, 2020 increased $0.5 million due primarily to increases in sales of ice cream and other products and other revenues, offset by a decrease in rental income due primarily to a decrease in the number of leased locations.
Baskin-Robbins U.S. revenues for the nine months ended September 26, 2020 decreased $0.9 million due primarily to decreases in rental income as a result of rent waivers being provided to our franchisees and a decrease in the number of leased locations, other revenues driven by a decrease in licensing income, and royalty income due to a decline in systemwide sales. These decreases in revenues were offset by an increase in sales of ice cream and other products.
Baskin-Robbins U.S. segment profit for the three months ended September 26, 2020 decreased $0.3 million primarily as a result of an increase in general and administrative expenses driven by an increase in costs incurred to support brand-building activities offset by reduced non-essential spending. Offsetting these factors was an increase in ice cream margin.
Baskin-Robbins U.S. segment profit for the nine months ended September 26, 2020 decreased $0.8 million due primarily to the decreases in other revenues and royalty income, offset by an increase in ice cream margin.
Dunkin’ International

	Three months ended				Nine months ended
	September 26, 2020	September 28, 2019	Increase (Decrease)		September 26, 2020	September 28, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$4,744	5,769	(1,025)	(17.8)%	$12,086	17,078	(4,992)	(29.2)%
Franchise fees	335	792	(457)	(57.7)%	1,095	3,687	(2,592)	(70.3)%
Other revenues	109	188	(79)	(42.0)%	283	305	(22)	(7.2)%
Total revenues	$5,188	6,749	(1,561)	(23.1)%	$13,464	21,070	(7,606)	(36.1)%
Segment profit	$3,544	4,898	(1,354)	(27.6)%	$8,880	15,213	(6,333)	(41.6)%
Dunkin’ International revenues for the three and nine months ended September 26, 2020 decreased $1.6 million and $7.6 million, respectively, primarily as a result of decreases in royalty income driven by declines in systemwide sales and franchise fees due primarily to additional deferred revenue recognized in the prior year periods upon closure of certain international markets.
Segment profit for Dunkin’ International for the three and nine months ended September 26, 2020 decreased $1.4 million and $6.3 million, respectively, primarily as a result of the decreases in revenues, offset by decreases in general and administrative expenses due to reduced non-essential spending.
Baskin-Robbins International

	Three months ended				Nine months ended
	September 26, 2020	September 28, 2019	Increase (Decrease)		September 26, 2020	September 28, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Royalty income	$2,278	2,197	81	3.7%	$5,662	6,055	(393)	(6.5)%
Franchise fees	229	165	64	38.8%	534	1,043	(509)	(48.8)%
Rental income	77	218	(141)	(64.7)%	480	653	(173)	(26.5)%
Sales of ice cream and other products	27,495	28,459	(964)	(3.4)%	77,281	81,531	(4,250)	(5.2)%
Other revenues	(15)	(28)	13	(46.4)%	(34)	(15)	(19)	126.7%
Total revenues	$30,064	31,011	(947)	(3.1)%	$83,923	89,267	(5,344)	(6.0)%
Segment profit	$14,985	13,028	1,957	15.0%	$34,363	32,919	1,444	4.4%
Baskin-Robbins International revenues for the three months ended September 26, 2020 decreased $0.9 million due primarily to decreases in sales of ice cream and other products and rental income due to rent waivers received from landlords and passed through to our franchisees, offset by an increase in royalty income.
Baskin-Robbins International revenues for the nine months ended September 26, 2020 decreased $5.3 million due primarily to decreases in sales of ice cream and other products, franchise fees, and royalty income. The decrease in franchise fees was due primarily to additional deferred revenue recognized in the prior year period upon closure of certain international markets.

Baskin-Robbins International segment profit for the three and nine months ended September 26, 2020 increased $2.0 million and $1.4 million, respectively, primarily as a result of increases in net income from our South Korea and Japan joint ventures and decreases in general and administrative expenses due to reduced non-essential spending offset by increases in reserves for uncollectible receivables. Offsetting these factors for the nine-month period was a decrease in ice cream margin due primarily to a decrease in sales volume offset by favorable product mix, as well as the decreases in franchise fees and royalty income.
U.S. Advertising Funds

	Three months ended				Nine months ended
	September 26, 2020	September 28, 2019	Increase (Decrease)		September 26, 2020	September 28, 2019	Increase (Decrease)
			$	%			$	%
	(In thousands, except percentages)
Advertising fees and related income	$123,025	122,819	206	0.2%	$331,139	355,049	(23,910)	(6.7)%
Total revenues	$123,025	122,819	206	0.2%	$331,139	355,049	(23,910)	(6.7)%
Segment profit	$—	—	—	—%	$—	—	—	—%
U.S. Advertising Funds revenues for the three months ended September 26, 2020 increased $0.2 million, or 0.2%, driven primarily by the increase in Dunkin' U.S. systemwide sales.
U.S. Advertising Funds revenues for the nine months ended September 26, 2020 decreased $23.9 million, or 6.7%, driven primarily by the decrease in Dunkin' U.S. systemwide sales.
Expenses for the U.S. Advertising Funds were equivalent to revenues in each period, resulting in no segment profit.
Liquidity and capital resources
As of September 26, 2020, we held $613.6 million of cash and cash equivalents and $89.6 million of short-term restricted cash that was restricted under our securitized financing facility. Included in cash and cash equivalents is $239.3 million of cash held for advertising funds and reserved for gift card/certificate programs.
Operating, investing, and financing cash flows
Net cash provided by operating activities was $142.7 million for the nine months ended September 26, 2020, as compared to $157.8 million in the prior year period. The $15.1 million decrease in operating cash inflows was driven primarily by a decrease in pre-tax net income related to operating activities, excluding non-cash items, timing of receipts related to the sale of Dunkin’ K-Cup® pods, and an increase in incentive compensation payments, offset by favorable cash flows related to our gift card program due primarily to the timing of receipts and payments, a decrease in cash paid for income taxes, and favorable cash flows due to working capital fluctuations of our advertising funds, as well as various other changes in working capital.
Net cash used in investing activities was $15.5 million for the nine months ended September 26, 2020, as compared to $25.4 million in the prior year period. The $9.9 million decrease in investing cash outflows was driven primarily by a decrease in capital expenditures of $10.7 million.
Net cash used in financing activities was $131.5 million for the nine months ended September 26, 2020, as compared to $111.9 million in the prior year period. The $19.6 million increase in financing cash outflows was driven primarily by incremental cash used in the current year period for repurchases of common stock of $39.5 million and a decrease in cash generated from the exercise of stock options in the current year period of $10.7 million, offset by a decrease in quarterly dividends paid on common stock of $26.8 million.
On October 30, 2020, we entered into the Merger Agreement with Inspire and Merger Sub. The Merger Agreement contains limitations on actions that the Company may take between signing and closing without the consent of Inspire, including the declaration or payment of dividends and the repurchase of shares in the open market. See note 15 to the unaudited consolidated financial statements for more information regarding the merger agreement.
Adjusted operating and investing cash flow
Net cash flows from operating and investing activities for the nine months ended September 26, 2020 and September 28, 2019 included net cash outflows of $2.8 million and $28.0 million, respectively, related to advertising funds and gift card/certificate programs. Excluding cash held for advertising funds and reserved for gift card/certificate programs, we generated $130.1 million and $160.4 million of adjusted operating and investing cash flow during the nine months ended September 26, 2020 and September 28, 2019, respectively. The decrease in adjusted operating and investing cash flow was driven primarily the decrease in pre-tax net income related to operating activities, excluding non-cash items, timing of receipts related to the sale of Dunkin’ K-Cup® pods, and the increase in incentive compensation payments, offset by the decreases in cash paid for income taxes and capital expenditures, as well as various other changes in working capital.
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
Adjusted operating and investing cash flow is reconciled from net cash provided by operating activities determined under GAAP as follows (in thousands):

	Nine months ended
	September 26, 2020	September 28, 2019
Net cash provided by operating activities	$142,723	157,779
Plus: Decrease in cash held for advertising funds and gift card/certificate programs	2,828	27,985
Less: Net cash used in investing activities	(15,452)	(25,397)
Adjusted operating and investing cash flow	$130,099	160,367
Borrowing capacity
As of September 26, 2020, there was approximately $3.05 billion of total principal outstanding on the 2017 Class A-2 Notes (as defined below) and 2019 Class A-2 Notes (as defined below). In March 2020, the Company borrowed $116.0 million under our $150.0 million 2019 Variable Funding Notes (as defined below) as a precautionary measure given the market uncertainty arising from COVID-19 and to further strengthen financial flexibility. The Company repaid all borrowings under the 2019 Variable Funding Notes during the second fiscal quarter of 2020. As of September 26, 2020, there was $116.9 million in available commitments under the 2019 Variable Funding Notes as $33.1 million of letters of credit were outstanding. The Merger Agreement contains restrictions, however, limiting the Company’s ability to borrow additional amounts under the 2019 Variable Funding Notes in excess of $3.0 million.
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
The 2017 Class A-2 Notes and 2019 Notes were issued pursuant to a base indenture and related supplemental indentures (collectively, the “Indenture”) under which the Master Issuer may issue multiple series of notes. The legal final maturity date of the 2017 Class A-2 Notes and 2019 Class A-2 Notes is in November 2047 and May 2049, respectively, but it is anticipated that, unless earlier prepaid to the extent permitted under the Indenture, the Series 2017-1 3.629% Fixed Rate Senior Secured Notes, Class A-2-I (the “2017 Class A-2-I Notes”) will be repaid by November 2024, the Series 2017-1 4.030% Fixed Rate Senior Secured Notes, Class A-2-II (the “2017 Class A-2-II Notes” and, together with the 2017 Class A-2-I Notes, the “2017 Class A-2 Notes”) will be repaid by November 2027, the 2019 Class A-2-I Notes will be repaid by February 2024, the 2019 Class A-2-II Notes will be repaid by May 2026, and the 2019 Class A-2-III Notes will be repaid by May 2029 (the “Anticipated Repayment Dates”). Principal amortization payments equal to $31 million per calendar year, payable quarterly, are collectively required to be made on the 2017 Class A-2 and 2019 Class A-2 through the Anticipated Repayment Dates. No principal payments are required if a specified leverage ratio, which is a measure of outstanding debt to earnings before interest, taxes, depreciation, and amortization, adjusted for certain items (as specified in the Indenture), is less than or equal to 5.0 to 1.0. If the 2017 Class A-2 Notes or the 2019 Class A-2 Notes have not been repaid or refinanced by their respective Anticipated Repayment Dates, a rapid amortization event will occur in which residual net cash flows of the Master Issuer, after making certain required payments, will be applied to the outstanding principal of the 2017 Class A-2 Notes and the 2019 Class A-2 Notes. Various other events, including failure to maintain a minimum ratio of net cash flows to debt service ("DSCR") of 1.20 to 1.0, measured for the four immediately preceding fiscal quarters, may also cause a rapid amortization event. Failure to maintain a minimum DSCR of 1.75 to 1.0 would also cause certain excess cash flows to be segregated in a separate restricted cash account. As of September 26, 2020, we had a DSCR of 3.61 to 1.0.
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
As of September 26, 2020, we had a Net Debt to Adjusted EBITDA ratio of 5.1 to 1.0. The following is a reconciliation of our Net Debt and Adjusted EBITDA to the corresponding GAAP measures as of and for the twelve months ended September 26, 2020, respectively (in thousands):

September 26, 2020
Principal outstanding under 2017 Class A-2 Notes	$1,365,000
Principal outstanding under 2019 Class A-2 Notes	1,683,000
Other notes payable	1,138
Total finance lease obligations	8,412
Less: cash and cash equivalents	(613,641)
Less: restricted cash, current	(89,626)
Plus: cash held for gift card/certificate programs	154,780
Net Debt	$2,509,063

Twelve months ended
September 26, 2020
Net income	$220,245
Interest expense	128,194
Income tax expense	73,377
Depreciation and amortization(a)	39,354
Impairment charges	750
EBITDA	461,920
Adjustments:
Share-based compensation expense(a)	11,314
Decrease in deferred revenue related to franchise and licensing agreements(b)	(19,911)
COVID-19 related adjustments(c)	11,090
Other(d)	31,173
Total adjustments	33,666
Adjusted EBITDA	$495,586
(a)Amounts exclude depreciation and share-based compensation of $7.0 million and $0.8 million, respectively, related to U.S. Advertising Funds.
(b)Amount excludes incentives paid to franchisees, primarily related to the Dunkin' U.S. Blueprint for Growth.
(c)Amount includes approximately $7 million of corporate financial relief and $2 million of rent waivers being provided to the Company's franchisees, net of waivers received from landlords, as well as additional general and administrative expenses incurred as a result of the COVID-19 pandemic.
(d)Represents costs and fees associated with various franchisee-related investments, including investments in the Dunkin' U.S. Blueprint for Growth, bank fees, legal reserves, and other non-cash gains and losses.
In response to the ongoing COVID-19 pandemic, the Company has taken a series of actions to preserve financial flexibility and support franchisees during this time of uncertainty. These actions include temporarily extending payment terms for royalties and advertising fees for franchisees in the U.S. and Canada from 12 to 45 days through mid-May, as well as providing payment plan options for these deferred fees, to provide franchisees with more financial flexibility to better support their employees and guests. Additionally, the Company provided extended payment terms and payment plan options to franchisees and licensees in certain international markets. The Company also provided approximately $7 million of corporate financial relief primarily to franchisees in the U.S. that were most significantly impacted by the pandemic. In addition, the Company is waiving up to one month of rental payments and allowed franchisees to defer two months of rental payments on the approximately 900 properties leased by the Company to franchisees. While we do not expect these actions to adversely affect our ability to meet our cash needs, we have also implemented plans to preserve our strong balance sheet by reducing operating expenses and preserving cash, including suspension of our share repurchase program. We expect to remain in compliance with all of our debt covenants under the securitization facility.
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
Item 4.       Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of September 26, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

Part II.        Other Information
Item 1.       Legal Proceedings
We are engaged in several matters of litigation arising in the ordinary course of our business as a franchisor. Such matters include disputes related to compliance with the terms of franchise and development agreements, including claims or threats of claims of breach of contract, negligence, and other alleged violations by us.
Item 1A.       Risk Factors.
There have been no material changes from the risk factors disclosed in Part I, Item 1A "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019 other than those disclosed in Part II, Item 1A "Risk Factors" included in our Quarterly Report on Form 10-Q for the quarterly period ended March 28, 2020 and the following:
The announcement and pendency of the transactions contemplated by the Merger Agreement may adversely affect our business, financial condition and results of operations.
Uncertainty about the effect of the transactions contemplated by the Merger Agreement on our employees, franchisees, customers, and other parties may have an adverse effect on our business, financial condition and results of operation regardless of whether the proposed transaction is completed. These risks to our business include the following, all of which could be exacerbated by a delay in the completion of the proposed transaction:
•the impairment of our ability to attract, retain, and motivate our employees, including key personnel;
•the diversion of significant management time and resources towards the completion of the proposed transaction;
•difficulties maintaining relationships with customers, franchisees, suppliers, and other business partners;
•delays or deferments of certain business decisions by our customers, franchisees, suppliers, and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because the transaction agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed transaction;
•litigation relating to the proposed transaction and the costs related thereto; and
•the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed transaction.
Failure to consummate the proposed transaction within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.
There can be no assurance that the proposed Merger will be consummated. The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including the prior consummation of the Offer, which is conditioned upon (i) there be validly tendered and not validly withdrawn that number of shares representing, together with the number of shares otherwise owned by Inspire or its affiliates, at least a majority of the shares outstanding as of the scheduled expiration of the tender offer, (ii) any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the “HSR Act”) having expired or been terminated, and (iii) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also provides that the Merger Agreement may be terminated by us or Inspire under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we will be required to pay Inspire a termination fee of $268 million. If we are required to make this payment, doing so would materially adversely affect our business, financial condition and results of operations.

A failed transaction may result in negative publicity and a negative impression of us among our customers, franchisees or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $106.50 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed. Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

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
                                 DUNKIN’ BRANDS GROUP, INC.

Date:	November 4, 2020	By:	/s/ Katherine Jaspon
Katherine Jaspon Chief Financial Officer Principal Financial and Accounting Officer